Form 10QSB
period 2001-02-07
PONCA ACQUISITION
filed 2001-03-21
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                     FORM 10-QSB
                      (Mark One)

 [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ending
                      February 7, 2001

 Or

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from to

                      Commission file number 0-31267

                      PONCA ACQUISITION CORPORATION
                      (Exact name of registrant as
                       specified in its charter)

            Nevada                              91-2048019
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)         Identification No.)


         1800 North Hill Avenue, Willow Grove, PA 19090
       (Address of principal executive offices (zip code))

                          918-336-1773
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes            No     X

     The registrant became subject to the filing requirements within the past 90 days.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding at February 7, 2001
     Common Stock, par value $0.001                       500,000


                PART I - - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                  PONCA ACQUISITION CORPORATION
                  (A Development Stage Company)
                     As of February 7, 2001
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


         See accompanying notes to financial statements

                  PONCA ACQUISITION CORPORATION
                  (A Development Stage Company)
                    Statement of Operations
                           (Unaudited)

                                  November 8, 2000       May 3, 2000
                                         to            (Inception) to
                                  February 7, 2001    February 7, 2001

     Income                             $   -              $   -

     Expenses                               -                  -

            Total expenses                  -                  -

     NET LOSS                           $   0              $   0

     See accompanying notes to financial statements

                  PONCA ACQUISITION CORPORATION
                  (A Development Stage Company)
          Statement of Changes in Stockholder's Equity
           For the Period From May 3, 2000 (Inception)
                       To February 7, 2001
                           (Unaudited)


                                                          Deficit
                                                       Accumulated
                           Common Stock      Addition     During
                             Issued           Paid-In  Development
                       Shares       Amount    Capital      Stage      Total

     Common Stock
       Issuance        500,000      $  500      -           -         $500

     Fair value of
     expenses
     contributed          -            -        -           -          -

     Net losses for the periods ended:

     February 7, 2001     -            -        -           -          -

     BALANCE AT
     February 7, 2001  500,000      $  500      -           -        $500

     See accompanying notes to financial statements

                  PONCA ACQUISITION CORPORATION
                  (A Development Stage Company)
                    Statement s of Cash Flows
                           (Unaudited)

                                   November 8, 2000          May 3, 2000
                                          to               (Inception) to
                                    February 7, 2001       February 7, 2001

     CASH FLOW FROM OPERATING
       ACTIVITIES:

     Net loss                            $   -                 $    -
      Adjustment to reconcile net
      loss to net cash used by
      operating activities

     Capitalized expenses                    -                      -

     Net cash used in operating
       activities                            -                      -

     CASH FLOWS FROM INVESTING
       ACTIVITIES                            -                      -

     CASH FLOWS FROM FINANCING
       ACTIVITIES                            -                      -

     Proceeds from issuance of
     common stock                            -                     500

     Net cash provided by financing
     activities                              -                     500

     CASH AND CASH EQUIVALENTS
       BEGINNING OF PERIOD                  500                     -

     CASH AND CASH EQUIVALENTS
       END OF PERIOD                      $ 500                 $  500

     See accompanying notes to financial statement.

     NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     A      Organization and Business Operations

     Ponca Acquisition Corporation (a development stage company) ("the Company") was incorporated in Nevada on May 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At February 7, 2001, the Company has not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     D.     Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are there respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 108, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending February 7, 2001.

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

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            --      Certificate of Incorporation filed as an
            exhibit to the Company's registration statement on Form 10-SB filed on August 7, 2000, and is incorporated herein by reference.

            --      By-Laws filed as an exhibit to the
            Company's registration statement of Form 10-SB filed on August 7, 2000, which is incorporated herein by reference.

            --      Shareholder agreement filed as an exhibit
            to the Company's registration statement on Form
            10-SB filed on August 7, 2000, which is
            incorporated herein by reference.

            --      Agreement with Peter R. Goss filed as an
            exhibit to the Company's registration statement of Form 10-SB filed on August 7, 2000, which is incorporated herein by reference.

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

     Dated:   February 7, 2001