Form 10QSB
period 2001-05-07
PONCA ACQUISITION
filed 2001-06-20
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
                            (Mark One)

   [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ending
                               May 7, 2001
   Or

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to

                     Commission file number 000-31267

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

              Class                         Outstanding at May 7, 2001
      Common Stock, par value $0.001                  500,000

                PART I - - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                 PONCA ACQUISITION CORPORATION
                 (A Development Stage Company)
                      As of May 7, 2001
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


          See accompanying notes to financial statements

                 PONCA ACQUISITION CORPORATION
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)

                           February 8, 2001       May 3, 2000
                                   to           (Inception) to
                              May 7, 2001         May 7, 2001

      Income                   $   -               $   -

      Expenses                     -                   -

              Total expenses       -                   -

      NET LOSS                 $   0                $  0


         See accompanying notes to financial statements

                 PONCA ACQUISITION CORPORATION
                 (A Development Stage Company)
          Statement of Changes in Stockholder's Equity
          For the Period From May 3, 2000 (Inception)
                       To May 7, 2001
                          (Unaudited)


                                                  Deficit
                                                Accumulated
                 Common Stock        Additional   During
                    Issued            Paid-In   Development
              Shares        Amount    Capital      Stage       Total

Common Stock
 Issuance     500,000       $  500       -           -         $ 500

Fair value of
 expenses
 contributed     -             -         -           -           -

Net losses for the periods ended:

May 7, 2001      -             -         -           -           -

BALANCE AT
May 7, 2001   500,000       $  500       -           -         $ 500

         See accompanying notes to financial statements

                 PONCA ACQUISITION CORPORATION
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)

                              February 8, 2001        May 3, 2000
                                    to              (Inception) to
                                May 7, 2001           May 7, 2001

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

      NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

      A.      Organization and Business Operations

      Ponca Acquisition Corporation (a development stage company) ("the Company") was incorporated in Nevada on May 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At May 7, 2001, the Company has not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

      D.      Income Taxes

      The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are there respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 108, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending May 7, 2001.

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

      These benefits are commonly thought to include:

      (1)     the ability to use securities to make
              acquisition of assets or businesses;

      (2)     increased visibility in the financial community;

      (3) the facilitation of borrowing from financial institutions;

      (4)     improved trading efficiency;

      (5)     the potential for shareholder liquidity;

      (6)     greater ease in subsequently raising capital;

      (7) compensation of key employees through options for stock for which there may be a public market;

      (8)     enhanced corporate image; and

      (9)     a presence in the United States capital market.

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

              --      Agreement with Peter R. Goss filed as an
              exhibit to the Company's registration statement of Form 10-SB filed on August 7, 2000, which is which is incorporated herein by reference.

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

      Dated:  May 7, 2001