Form 10QSB
period 2000-06-30
IWT TESORO CORP
filed 2002-10-18
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from Inception (May 3, 2000) to June 30, 2000.

                           Commission File No. 0-31267

                             IWT TESORO CORPORATION
              (Exact Name of Small Business Issuer in Its Charter)

            NEVADA                                            91-2048019
 (State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                         5 WICKS LANE, WILTON, CT 06897
                    (Address of principal executive offices)

                                 (203) 858-9951
                (Issuer's Telephone Number, including area code)

         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 Per Share

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:    [ ] Yes      [X] No

State the number of shares outstanding of each of the issuer's class of common equity, as of October 1, 2002: 10,800,000 shares.

Transitional Small Business Disclosure Format:   [ ] Yes      [X]   No

                                     PART I

IWT Tesoro Corporation, formerly known as Ponca Acquisition Corporation, is in the process of filing all of its periodic reports since its inception with the Securities and Exchange Commission. The periodic filings initially filed erroneously stated that the Company's fiscal year end was April 30 when, in fact, it has always been December 31 and as such, the quarterly reports also contained incorrect information.

ITEM 1:     FINANCIAL STATEMENTS

                            IWT TESORRO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2000




                                     Assets

Current assets
Cash                                                                        $500
                                                                            ----

Total current assets                                                        $500
                                                                            ====



                      Liabilities and Stockholder's Equity


Liabilities                                                                 $ --

Stockholder's Equity
  Common stock $.001 par value; 100 million shares
authorized; 500,000 issued and outstanding                                   500
  Deficit accumulated during the development stage                            --
                                                                            ----
                                                                             500
                                                                            ----

                                                                            $500
                                                                            ====


                       See notes to financial Statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                                        FROM
                                                                     MAY 3, 2000
                                                                     (INCEPTION)
                                                                       TO JUNE
                                                                       30, 2000
                                                                     -----------

Income
Other income (net)                                                      $   --
                                                                        ======

Expenses
General and administrative                                                  --
                                                                        ------

Net income                                                              $   --
                                                                        ======

Liabilities and Stockholder's Equity

Earnings per share
   Net income per common share                                          $   --
                                                                        ======

Weighted average of common shares
outstanding                                                              1,370
                                                                        ======

                       See notes to financial Statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
                  FROM MAY 3, 2000 (INCEPTION) TO JUNE 30, 2000
                                     DEFICIT

                                                                                      ACCUMULATED
                                                                                         THE
                                                                                       THROUGH
                                                      COMMON STOCK           PAID IN  DEVELOPMENT
                                                 SHARES         AMOUNT       CAPITAL     STAGE          TOTAL
                                                -------         -------      -------  -----------      -------

Initial stock issuance, on June 29, 2000        500,000         $   500         $--         $--         $   500

Net income, June  30, 2000                           --              --          --          --              --
                                                -------         -------         ---         ---         -------

Balance June 30, 2000                           500,000         $   500         $--         $--         $   500
                                                =======         =======         ===         ===         =======


                       See notes to financial Statements.

                             IWT TESORO CORPORATION
                      F/K/A/ PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                From May 3, 2000
                                                                 (Inception) To
                                                                  June 30, 2000
                                                                ----------------

Cash flows from operating activities
  Net income                                                         $ --
                                                                     ----

  Adjustments to reconcile net income to net cash provided by operating activities:

  Net cash provided by operating activities                            --
                                                                     ----

Cash flows from financing activities:

  Net proceeds from issuance of common stock                          500
                                                                     ----

    Net cash provided by financing activities                         500
                                                                     ----

Net increase in cash                                                  500

Cash, beginning of period                                              --
                                                                     ----

Cash, end of period                                                  $500

                                                                     ====
                        See notes to financial Statements

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FROM INCEPTION - MAY 3, 2000 TO JUNE 30, 2000



NOTE 1            UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2000.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2000, which are included in Form 10-KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the period ended June 30, 2000 are not necessarily indicative of operating results to be expected for a full year.

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
--------------------
IWT Tesoro Corporation ("the Company") was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

The Company was incorporated in the state of Nevada on May 3, 2000 as Ponca Acquisition Corporation. On September 23, 2002, the Company changed the name of Ponca Acquisition Corporation to IWT Tesoro Corporation.

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company. Activity during the development stage included organization of the Company, and implementation and revision of the business plan.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FROM INCEPTION - MAY 3, 2000 TO JUNE 30, 2000



NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Options
-------------
The Company elected to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) Accounting For Stock Issued to Employees and related interpretations, which established financial accounting and reporting for compensation cost of stock issued to employees through non-variable plans, variable plans, and non-compensatory plans, and accounts for stock options and warrants issued to non-employees in accordance with SFAS 123, Accounting for Stock-Based Compensation, which established a fair value method of accounting for stock compensation plans with employees and others.

Concentration of Risk
---------------------
There were no cash balances at June 30, 2000 that exceed federal insurance limits.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at June 30, 2000 is as follows:

                  Basic weighted average number
                      of shares outstanding                                1,370


NOTE 3            STOCKHOLDER'S EQUITY

Common Stock
------------
The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value.

On June 29, 2000, the Company issued 500,000 shares of common stock for an aggregate consideration of $500.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FROM INCEPTION - MAY 3, 2000 TO JUNE 30, 2000



NOTE 4            GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has no operating history, no established source of revenue or earnings from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters includes active pursuit of suitable business opportunities with which to negotiate business combinations on terms favorable to the Company.

NOTE 5   SUBSEQUENT EVENTS

Stock Compensation Plan
-----------------------
On December 27, 2001, IWT Tesoro Corporation adopted the "Stock Incentive Plan." The Company's Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock. The aggregate total common stock that may be granted is 4,000,000 shares. No shares have been granted under the plan.

Memorandum of Understanding
---------------------------
On January 5, 2002, the Company entered into a Memorandum of Understanding with International Wholesale Tile, Inc. The Company will acquire 100 % of the outstanding stock of the International Wholesale Tile, Inc. in exchange for 83% of the outstanding common stock of IWT Tesoro Corporation. The closing of the transaction is subject to the approval of the lending financial institution of International Wholesale Tile, Inc. For accounting purposes, IWT Tesoro Corporation expects to account for the acquisition as a capital transaction and as a recapitalization of International Wholesale Tile, Inc. This transaction closed October 1, 2002.

Amendment to Articles of Incorporation
--------------------------------------
On September 23, 2002, the board of directors and stockholders of the Company adopted a resolution providing for an amendment to the articles of incorporation as follows:

         1) The name of the corporation was changed from Ponca Acquisition Corporation to IWT Tesoro Corporation.

         2) Effective September 23, 2002, each share of issued and outstanding common stock of the Company was automatically reclassified into three shares of common stock. The Stock Incentive Plan of the Company was not affected by this forward stock split.

         3) The amount of the total authorized capital stock of the Company is 100,000,000 shares designated as common stock, and 25,000,000 shares designated as preferred stock. The par value of the common and preferred stock is $.001. The total authorized stock of the Company was not affected by this forward stock split.

ITEM 2:     PLAN OF OPERATION

Note: Any references to Ponca shall mean IWT Tesoro Corporation, f/k/a Ponca Acquisition Corporation.

Ponca has entered into an agreement with Peter Goss, the sole shareholder of Ponca, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as Ponca has effected a business combination. Peter Goss has agreed to pay all expenses of Ponca without repayment until such time as a business combination is effected.

Mr. Goss may only locate potential target companies for Ponca and is not authorized to enter into any agreement with a potential target company binding Ponca. Ponca's agreement with Mr. Goss is not exclusive and Mr. Goss has entered into agreements with other companies similar to Ponca on similar terms. Mr. Goss may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

Mr. Goss owns 500,000 shares of Ponca's common stock for which he paid $500, or $.001, par value, per share.

Mr. Goss has entered, and anticipates that he will enter, into agreements with other consultants to assist him in locating a target company and may share his stock in Ponca with or grant options on such stock to such referring consultants and may make payments to such consultants from his own resources. There is not minimum or maximum amount of stock, options, or cash that Mr. Goss may grant or pay to such consultants. Mr. Goss is solely responsible for the costs and expenses of his activities in seeking a potential target company, including any agreements with consultants, and Ponca has no obligation to pay any costs incurred or negotiated by Mr. Goss.

Mr. Goss may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. If Mr. Goss engages in solicitation, no estimate can be made as to the number of persons who may be contacted or solicited.

To date Mr. Goss has not utilized solicitation and expects to rely on consultants in the business and financial communities for referrals of potential target companies.

Subsequent Events

Sale of Common Stock
--------------------

Between January 31, 2002 and April 7, 2002, Mr. Goss sold all of his stock to five accredited investors. On May 5, 2002, the Company sold 100,000 shares of Company common stock to one accredited investor.

Stock Compensation Plan
-----------------------

On December 27, 2001, IWT Tesoro Corporation adopted the "Stock Incentive Plan." The Company's Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock. The aggregate total common stock that may be granted is 4,000,000 shares. No shares have been granted under the plan.

Memorandum of Understanding
---------------------------

On January 5, 2002, the Company entered into a Memorandum of Understanding with International Wholesale Tile, Inc. The Company will acquire 100 % of the outstanding stock of the International Wholesale Tile, Inc. in exchange for 83% of the outstanding common stock of IWT Tesoro Corporation. The closing of the transaction is subject to the approval of the lending financial institution of International Wholesale Tile, Inc. For accounting purposes, IWT Tesoro Corporation expects to account for the acquisition as a capital transaction and as a recapitalization of International Wholesale Tile, Inc. This transaction closed October 1, 2002.

Amendment to Articles of Incorporation
--------------------------------------

On September 23, 2002, the board of directors and stockholders of the Company adopted a resolution providing for an amendment to the articles of incorporation as follows:

         1) The name of the corporation was changed from Ponca Acquisition Corporation to IWT Tesoro Corporation.

         2) Effective September 23, 2002, each share of issued and outstanding common stock of the Company was automatically reclassified into three shares of common stock. The Stock Incentive Plan of the Company was not affected by this forward stock split.

         3) The amount of the total authorized capital stock of the Company is 100,000,000 shares designated as common stock, and 25,000,000 shares designated as preferred stock. The par value of the common and preferred stock is $.001. The total authorized stock of the Company was not affected by this forward stock split nor was the number of shares reserved upon the Company's Stock Incentive Plan.

PART II -- OTHER INFORMATION

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits

3.1      Articles of Incorporation(1)
3.1.1 Articles of Amendment to Articles of Incorporation dated September 23, 2002.(3)
3.2      Bylaws(1)
3.3      Specimen Stock Certificate(1)
10.1     Agreement with Peter Goss(1)
10.2     Shareholders Agreement(1)
10.3     2001 Ponca Acquisition Corporation Stock Incentive Plan.(2)
10.4 Employment Agreement between Ponca Acquisition Corporation and Henry Jr. Boucher, Jr. dated as of December 29, 2002.(2)
10.5 Memorandum of Understanding between Ponca Acquisition Corporation and the shareholders of International Wholesale Tile, Inc.(2)
10.6 Stock Purchase Agreement among the Shareholders of International Wholesale Tile, Inc., and IWT Tesoro Corporation, effective October 1, 2002.(5)
99.1     MRS' letter to the Securities and Exchange Commission.(4)
99.2     Letter from Peter Goss regarding fiscal year end*
99.3 Certification by the Company's Chief Executive Officer and Chief Financial Officer.*

*Filed with this Form 10-QSB.

(1) Filed as an Exhibit to the Company"s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000.

(2) Filed as an Exhibit to the Company"s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002.

(3) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002.

(4) Filed as an Exhibit to the Company's Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002.

(5) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002.


            (b)         Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IWT TESORO CORPORATION


                                        BY: /s/ Henry J. Boucher, Jr.
                                            -------------------------
                                              Henry J. Boucher, Jr., President

Dated:  October 16, 2002