Form 10QSB
period 2000-09-30
IWT TESORO CORP
filed 2002-10-18
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the period from July 31, 2000 to September 30, 2000.

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:    Yes [ ]   No [X]

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

ITEM 1:     FINANCIAL STATEMENTS

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2000



                                     Assets

Current assets
Cash                                                                      $ 489
                                                                          -----

Total current assets                                                      $ 489
                                                                          =====


                      Liabilities and Stockholder's Equity


Liabilities                                                               $  --


Stockholder's Equity
  Common stock $.001 par value; 100 million shares
authorized; 500,000 issued and outstanding                                  500
  Additional paid in capital                                                 --
Less: subscription receivable                                                --
  Deficit accumulated during the development stage                          (11)
                                                                          -----
                                                                            489
                                                                          -----

                                                                          $ 489
                                                                          =====
                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        FROM
                                                                     MAY 3, 2000
                                               THREE MONTHS          (INCEPTION)
                                                   ENDED            TO SEPTEMBER
                                             SEPTEMBER30, 2000        30, 2000
                                             -----------------      ------------

Income
Other income (net)                               $      --            $      --
                                                 ---------            ---------

Expenses
General and administrative                              11                   11
                                                 ---------            ---------

Net loss                                         $     (11)           $     (11)
                                                 =========            =========



Earnings per share
   Net loss per common share                                          $  (0.000)
                                                                      =========

Weighted average of common shares
outstanding                                                             127,397
                                                                      =========

                       See notes to financial statements.

                       IWT TESORO CORPORATION
                F/K/A PONCA ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
              STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FROM MAY 3, 2000 (INCEPTION) TO SEPTEMBER 30, 2000

                                                                                                DEFICIT
                                                                                               ACCUMULATED
                                                                                               THROUGH THE
                                                         COMMON STOCK             PAID IN      DEVELOPMENT
                                                    SHARES          AMOUNT        CAPITAL         STAGE            TOTAL
                                                    -------         -------       -------       ----------        -------
Initial stock issuance, on June 29, 2000            500,000         $   500         $--          $    --          $   500

Net loss, September 30, 2000                             --              --           --             (11)             (11)
                                                    -------         -------         ----         -------          -------

Balance  September 30, 2000                         500,000         $   500         $--          $   (11)         $   489
                                                    =======         =======         ====         =======          =======


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                            THREE MONTHS       FROM MAY 3, 2000
                                                ENDED          (INCEPTION) TO
                                          SEPTEMBER 30, 2000  SEPTEMBER 30, 2000
                                          ------------------  ------------------

Cash flows from operating activities
  Net loss                                         $ (11)            $ (11)
                                                   -----             -----

  Adjustments to reconcile net loss to net cash used in operating activities:

  Net cash used in operating activities              (11)              (11)
                                                   -----             -----

Cash flows from financing activities:

  Net proceeds from issuance of common stock         500               500
                                                   -----             -----

    Net cash provided by financing activities        500               500
                                                   -----             -----

Net increase in cash                                 489               489

Cash, beginning of period                             --                --
                                                   -----             -----

Cash, end of period                                $ 489             $ 489
                                                   =====             =====


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 1            UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2000.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2000, which are included in Form 10-KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of operating results to be expected for a full year.

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

Concentration of Risk
---------------------
There were no cash balances at September 30, 2000 that exceed federal insurance limits.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at September 30, 2000 is as follows:

                  Basic weighted average number
                      of shares outstanding                             127,397

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000



NOTE 3            STOCKHOLDER'S EQUITY

Common Stock
------------
The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value.

On June 29, 2000, the Company issued 500,000 shares of common stock for an aggregate consideration of $500.

NOTE 4            GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has no operating history, no established source of revenue or earnings from operations, as well as an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters includes active pursuit of suitable business opportunities with which to negotiate business combinations on terms favorable to the Company.

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

Memorandum of Understanding
---------------------------
On January 5, 2002, the Company entered into a Memorandum of Understanding with International Wholesale Tile, Inc. The Company will acquire 100% of the outstanding stock of the International Wholesale Tile, Inc. in exchange for 83% of the outstanding common stock of IWT Tesoro Corporation. The closing of the transaction is subject to the approval of the lending financial institution of International Wholesale Tile, Inc. For accounting purposes, IWT Tesoro Corporation expects to account for the acquisition as a capital transaction and as a recapitalization of International Wholesale Tile, Inc. This transaction closed October 1, 2002.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000



NOTE 5   SUBSEQUENT EVENTS - CONTINUED

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

Subsequent Events

Sale of Common Stock
--------------------

Between January 31, 2002 and April 7, 2002, Mr. Goss sold all of his stock to five accredited investors. On May 5, 2002, the Company sold 100,000 shares of Company common stock to one accredited investor for $20,000.

Stock Compensation Plan
-----------------------

On December 27, 2001, Ponca Acquisition Corporation adopted the "Stock Incentive Plan." The Company's Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock. The aggregate total common stock that may be granted is 4,000,000 shares. No shares have been granted under the plan.

Memorandum of Understanding
---------------------------

On January 5, 2002, the Company entered into a Memorandum of Understanding with International Wholesale Tile, Inc. The Company will acquire 100% of the outstanding stock of the International Wholesale Tile, Inc. in exchange for 83% of the outstanding common stock of IWT Tesoro Corporation. The closing of the transaction is subject to the approval of the lending financial institution of International Wholesale Tile, Inc. For accounting purposes, IWT Tesoro Corporation expects to account for the acquisition as a capital transaction and as a recapitalization of International Wholesale Tile, Inc. This transaction closed October 1, 2002.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits

EXHIBIT NUMBER  DESCRIPTION

3.1      Articles of Incorporation(1)
3.1.1 Articles of Amendment to Articles of Incorporation dated September 23, 2002.(3)
3.2      Bylaws(1)
3.3      Specimen Stock Certificate(1)
10.1     Agreement with Peter Goss(1)
10.2     Shareholders Agreement(1)
10.3     2001 Ponca Acquisition Corporation Stock Incentive Plan.(2)
10.4 Employment Agreement between Ponca Acquisition Corporation and Henry Jr. Boucher, Jr. dated as of December 29, 2002.(2)
10.5 Memorandum of Understanding between Ponca Acquisition Corporation and the shareholders of International Wholesale Tile, Inc.(2)
10.6 Stock Purchase Agreement among the Shareholders of International Wholesale Tile, Inc., and IWT Tesoro Corporation, effective October 1, 2002.(6)
99.1     MRS' letter to the Securities and Exchange Commission.(4)
99.2     Letter from Peter Goss regarding fiscal year end(5)
99.3 Certification by the Company's Chief Executive Officer and Chief Financial Officer.*

*Filed with this Form 10-QSB.

(1) Filed as an Exhibit to the Company"s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000.

(2) Filed as an Exhibit to the Company"s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002.

(3) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002.

(4) Filed as an Exhibit to the Company's Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002.

(5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

(6) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002.

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