Form 10KSB
period 2000-12-31
IWT TESORO CORP
filed 2002-10-18
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2000

                          Commission File No. 000-31267

                             IWT TESORO CORPORATION
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)

           NEVADA                                            91-2048019
           ------                                            ----------
(State of Other Jurisdiction                               I.R.S. Employer
of Incorporation or Organization)                         (Identification Number

                     5 Wicks Lane, Wilton, Connecticut 06897
                     ---------------------------------------
              (Address f Principal Executive Offices and Zip Code)

                                 (203) 858-9951
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----
                                                         Name of Each Exchange
Title of Each Class                                      on Which Registered
     NONE                                                       NONE
     ----                                                       ----

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a date specified within the past 60 days: Not applicable. -0-

                      APPLICABLE ONLY TO CORPORATE COMPANYS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,800,000 shares of Common Stock, $.001 par value, as of October 1, 2002.

Transitional Small Business Disclosure Format (check one)    Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

IWT Tesoro ("Tesoro") is a Nevada corporation formed on May 3rd, 2000. As of September 27, 2002, its principal place of business is located at 5 Wicks Lane, Wilton, CT 06897, telephone number (203) 858-9951. Tesoro was originally incorporated under the name "Ponca Acquisition Corporation" but changed its name on September 23, 2002 to IWT Tesoro Corporation. At that time, Tesoro also undertook a three for one forward stock split and authorized 25.0 million shares of preferred stock, none of which are currently outstanding.

BACKGROUND

Tesoro was organized to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Tesoro has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

Since its inception, Tesoro has attempted to locate and negotiate with a business entity for the combination of that target company with Tesoro. The combination will normally take the form of a merger, stock-for-stock exchange, or stock-for assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. These proposed business activities described Tesoro as a "blank check" company. A "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

In addition to being organized as a blank check company, Tesoro provides a method for a foreign or domestic private company to become a reporting ("public") company with a class of common stock.

ASPECTS OF A REPORTING COMPANY

There are certain perceived benefits to being a reporting company like Tesoro. These are commonly thought to include the following:

o        Increasing visibility in the financial community;
o Providing information required under Rule 144 for trading of eligible securities; Complying with a requirement for admission to quote its securities on the OTC Bulletin Board maintained by Nasdaq or on the Nasdaq SmallCap Market;
o        Facilitating borrowing from financial institutions;
o        Improving trading efficiency;
o        Providing shareholder liquidity;
o        Raising capital with greater ease;
o Compensation of key employees through stock options for which there may be a market valuation;
o        Enhancing Tesoro's corporate image.

There are also certain perceived disadvantages to being a reporting company. These are commonly thought to include the following:

o        Requiring audited financial statements;
o        Publishing and fully disclosing corporate information;
o Filing periodic and episodic reports with the Securities and Exchange Commission;
o        Complying with increased rules and regulations governing management,
o        Undertaking corporate activities and shareholder relations.

COMPARISON WITH INITIAL PUBLIC OFFERING

Certain private companies may find a business combination more attractive than an initial public offering of their securities. Reasons for this may include the following:

o        Being unable to obtain an underwriter;
o        Increasing costs, fees and expenses;
o        Possible delays in the public offering process;
o        Greater dilution of Tesoro's outstanding securities.

Certain private companies may find a business combination less attractive than an initial public offering of their securities. Reasons for this may include the following:

o        No investment capital raised through a business combination;
o        No underwriter support of after-market trading.

SUBSEQUENT EVENTS

MEMORANDUM OF UNDERSTANDING WITH THE SHAREHOLDERS OF INTERNATIONAL WHOLESALE TILE, INC.

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

INTERNATIONAL WHOLESALE TILE, INC.

IWT is a ceramic tile and marble wholesaler that supplies over 2,000 retail customers. IWT is a Florida corporation organized in May 1994 and currently operates from an 80,000 square foot facility in Palm City, Florida. IWT's customer base consists of retail flooring dealers, lumberyards, home centers, regional distributors, and national buying groups. IWT currently has 65 employees with 15 salespeople currently servicing customers in the southeastern United States by cut orders and pallets. Customers outside this distribution area are serviced by purchasing full pallets and truckloads.

IWT believes that it purchases the best material available direct from manufacturers throughout the world and markets its goods to customers by providing custom sample displays produced in IWT's shop. In May 2001 IWT introduced its proprietary brand Tesorotm that is a collection of porcelain tiles and decorative inserts, borders, and accents that will be marketed throughout the United States.

IWT believes that it has built its reputation by supplying quality products with outstanding customer service at competitive prices. IWT also stays up to date with the newest styles and trends. It also strives to introduce high quality new products to the marketplace as soon as practicable. IWT also believes that it has built confidence and loyalty among their customers by distributing its products only on a wholesale level and not selling direct to the retail consumer.

IWT will be moving to their new 146,000 square foot facility the first quarter of 2003, which will enable them to stock more product for future growth. IWT also hopes to increase their business with the home centers and with regional stocking distributors by expanding the Tesorotm line of products and by building the Tesorotm brand awareness. Through Tesoro, IWT also intends to further grow by acquisitions or mergers with existing regional distributors, as well as by opening other distribution points in new targeted markets that will be serviced from their current location by increasing their sales force in those states.

TESORO'S EMPLOYEES.

As of September 1, 2002, Tesoro had one employee, Henry J. Boucher, Jr., who serves as its President, Chief Executive Officer and Chief Financial Officer.

RISK FACTORS

Tesoro's business is subject to numerous risk factors, including the following:

TESORO HAS NO OPERATING HISTORY NOR REVENUE AND MINIMAL ASSETS AND OPERATES AT A LOSS. Tesoro has had no operating history nor any revenues or earnings from operations. Tesoro has no significant assets or financial resources. Tesoro has operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. See PART F/S "FINANCIAL STATEMENTS".

THE COMPANY HAS ONLY ONE DIRECTOR AND ONE OFFICER THROUGH DECEMBER 29, 2001. Through December 29, 2001, Peter Goss served as the sole officer, director and the controlling shareholder of Tesoro's then sole shareholder. Because management has consisted of only one person, Tesoro does not benefit from multiple judgments that a greater number of directors or officers would provide and Tesoro will rely completely on the judgment of its sole officer and director when selecting a target company. Through December 2001, Mr. Goss devoted only a limited amount of time per month to the business of Tesoro.

THE PROPOSED OPERATIONS OF TESORO ARE SPECULATIVE. The success of Tesoro's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that Tesoro will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if Tesoro had more funds available to it, would be desirable. In the event Tesoro completes a business combination the success of Tesoro's operations will be dependent upon management of the target company and numerous other factors beyond Tesoro's control. There is no assurance that Tesoro can identify a target company and consummate a business combination.

PURCHASE OF PENNY STOCKS CAN BE RISKY. In the event that a public market develops for Tesoro's securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of "penny stock", for purposes relevant to Tesoro, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. Tesoro has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by Tesoro. Even in the event demand exists for a transaction of the type contemplated by Tesoro, there is no assurance Tesoro will be successful in completing any such business combination.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of Tesoro's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in Tesoro. As a condition of the business combination agreement, Mr. Peter Goss, the sole shareholder of Tesoro, may agree to sell or transfer all or a portion of his company's common stock so to provide the target company with all or majority control. The resulting change in control of Tesoro will likely result in removal of the present officer and director of Tesoro and a corresponding reduction in or elimination of his participation in the future affairs of Tesoro.

POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of Tesoro's common stock may increase or decrease, perhaps significantly.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination Tesoro may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. Tesoro intends to structure any business combination so as to minimize the federal and state tax consequences to both Tesoro and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2. DESCRIPTION OF PROPERTY

Tesoro has no properties and at this time has no agreements to acquire any properties. Tesoro currently uses the office of Henry J. Boucher, Jr. at no cost to Tesoro.

ITEM 3.  LEGAL PROCEEDINGS

Tesoro is not a party to any legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Price. There is no trading market for Tesoro's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. Through a market maker, Tesoro will be filing an application to traded its common stock on the Over The Counter (OTC) Bulletin Board.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock", for purposes relevant to Tesoro, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

(i) that a broker or dealer approve a person's account for transactions in penny stocks and

(ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, they must

(i) obtain financial information and investment experience and objectives of the person; and

(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,

(i) sets forth the basis on which the broker or dealer made the suitability determination and

(ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(B) HOLDERS. Through December 31, 2001, there was one holder of Tesoro's Common Stock. The issued and outstanding shares of Tesoro's Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Subsequent to December 31, 2001 and through August 31, 2002, there were five shareholders of record.

(C) DIVIDENDS. Dividends, if any, will be contingent upon Tesoro's revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of Tesoro's Board of Directors. Tesoro presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

TRADING OF SECURITIES IN SECONDARY MARKET.

The National Securities Market Improvement Act of 1996 limited the authority of states to impose restrictions upon sales of securities made pursuant to Sections 4(1) and 4(3) of the Securities Act of companies which file reports under Sections 13 or 15(d) of the Exchange Act. Upon effectiveness of this registration statement, Tesoro will be required to, and will, file reports under
Section 13 of the Exchange Act. As a result, sale of Tesoro's common stock in the secondary market by the holders thereof may then be made pursuant to Section 4(1) of the Securities Act (sales other than by an issuer, underwriter or broker) without qualification under state securities acts.

Following a business combination, a target company will normally wish to cause Tesoro's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

If, after a business combination, Tesoro does not meet the qualifications for listing on the Nasdaq SmallCap Market, Tesoro may apply for quotation of its securities on the NASD OTC Bulletin Board. In certain cases Tesoro may elect to have its securities initially quoted in the "pink sheets" published by the National Quotation Bureau, Inc. To have its securities quoted on the NASD OTC Bulletin Board a company must:

(1) be a company that reports its current financial information to the Securities and Exchange Commission, banking regulators or insurance regulators;

(2) has at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

The NASD OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the NASD OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market, less on the NASD OTC Bulletin Board, and least through quotation by the National Quotation Bureau, Inc. on the "pink sheets". It is not possible to predict where, if at all, the securities of Tesoro will be traded following a business combination.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATION

SEARCH FOR TARGET COMPANY

Tesoro has entered into an agreement with Peter Goss, the sole shareholder of Tesoro, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as Tesoro has effected a business combination. Peter Goss has agreed to pay all expenses of Tesoro without repayment until such time as a business combination is effected. Mr. Goss may only locate potential target companies for Tesoro and is not authorized to enter into any agreement with a potential target company binding Tesoro. Tesoro's agreement with Mr. Goss is not exclusive and Mr. Goss has entered into agreements with other companies similar to Tesoro on similar terms. Mr. Goss may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

Through December 31, 2001, Mr. Goss owned 500,000 shares of Tesoro's common stock for which he paid $500, or $.001, par value, per share.

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

GENERAL BUSINESS PLAN

Tesoro's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. Tesoro will not restrict its search to any specific business, industry, or geographical location and Tesoro may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because Tesoro has nominal assets and limited financial resources. See PART F/S, "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to the shareholders of Tesoro because it will not permit Tesoro to offset potential losses from one venture against gains from another.

Tesoro may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

Tesoro anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

Tesoro has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes Tesoro will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to become a reporting company by other means. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

The analysis of new business opportunities will be undertaken by, or under the supervision, of, the officer and director of Tesoro, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of Tesoro; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of Tesoro's virtually unlimited discretion to search for and enter into potential business opportunities.

Tesoro is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of Tesoro to file audited financial statements as part of or within 60 days following the due date for filing its Current Report on Form 8-K which is required to be filed with the Securities and Exchange Commission within 15 days following the completion of a business combination. Tesoro intends to acquire or merge with a company for which audited financial statements are available or for which it believes audited financial statements can be obtained within the required period of time. Tesoro may reserve the right in the documents for the business combination to void the transaction if the audited financial statements are not timely available or if the audited financial statements provided do not confirm to the representations made by the target company.

Tesoro will not restrict its search for any specific kind of business entities, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which Tesoro may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which Tesoro may offer.

Following a business combination Tesoro may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to Tesoro only on the condition that the services of a consultant or advisor are continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

TERMS OF A BUSINESS COMBINATION

In implementing a structure for a particular business acquisition, Tesoro may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of Tesoro will no longer be in control of Tesoro. In addition, it is likely that Tesoro's officer and director will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, Tesoro may agree to register all or part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after Tesoro has entered into an agreement for a business combination or has consummated a business combination and Tesoro is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in Tesoro's securities may depress the market value of Tesoro's securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which Tesoro may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to negotiations with a target company, management expects to focus on the percentage of Tesoro which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, Tesoro's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in Tesoro following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event Tesoro acquires a target company with substantial assets. Any merger or acquisition effected by Tesoro can be expected to have a significant dilutive effect on the percentage of shares held by Tesoro's shareholders at such time.

Tesoro will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

Peter Goss, individually, will pay all expenses in regard to his search for a suitable target company. Tesoro does not anticipate expending funds itself for locating a target company. Peter Goss, the officer and director of Tesoro, will provide his services without charge or repayment by Tesoro after the effective date of this registration statement. Tesoro will not borrow any funds to make any payments to Tesoro's management, its affiliates or associates. If Peter Goss stops or becomes unable to continue to pay Tesoro's operating expenses, Tesoro may not be able to timely make its periodic reports required under the Securities Exchange Act of 1934 nor to continue to search for an acquisition target. In such event, Tesoro would seek alternative sources of funds or services, primarily through the issuance of its securities.

The Board of Directors has passed a resolution which contains a policy that Tesoro will not seek a business combination with any entity in which Tesoro's officer, director, shareholders or any affiliate or associate serves as an officer or director of holds any ownership interest.

UNDERTAKINGS AND UNDERSTANDINGS REQUIRED OF TARGET COMPANIES

As part of a business combination agreement, Tesoro intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act
(ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

A prospective target company should be aware that the market price and trading volume of Tesoro's securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in Tesoro within the United States financial community.

Tesoro does not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in Tesoro's securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in Tesoro's securities, which may result in a significant pressure on their market price. Tesoro may consider the ability and commitment of a target company to actively encourage interest in Tesoro's securities following a business combination in deciding whether to enter into a transaction with such company.

A business combination with Tesoro separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with the Company normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. Tesoro may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

Prior to completion of a business combination, Tesoro may require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

SUBSEQUENT EVENTS

Issuing New Shares of Tesoro Common Stock

Subsequent to the fiscal year ended December 31, 2001, Mr. Goss sold all of his shares to five accredited investors. On December 29, 2001, Mr. Goss resigned as the sole officer of Tesoro, but remained as a director until he resigned on April 20, 2002. On May 5, 2002, the Company sold 100,000 shares of its common stock to Mentus Consulting, LLC, an affiliate, for $20,000 ($.20 per share).

Memorandum of Understanding with International Wholesale Tile

On January 5, 2002, the Company entered into a Memorandum of Understanding with the three shareholders of International Wholesale Tile, Inc. ("IWT") to acquire 100% of the outstanding stock of IWT. In exchange for the IWT shares, the three shareholders will receive an aggregate of 83% of the outstanding common stock of Tesoro as of the date of closing. As a condition to closing, Tesoro has entered into a letter of intent to secure a private equity line of credit facility in the principal amount of up to $30.0 million. The closing of the transaction is also subject to the approval of IWT's lender, Congress Financial Corporation (Florida).The transaction closed on October 1, 2002.

The Board of Directors recommended to the Company shareholders, and on September 13, 2002, the shareholders of the Company approved, a resolution to amend the Company's Articles of Incorporation to (1) change the Company's name from "Ponca Acquisition Corporation" to "IWT Tesoro Corporation"; (2) effect a three for one forward stock split; and (3) authorize 25.0 million shares of preferred stock.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2002, Ponca Acquisition Corporation, now known as IWT Tesoro Corporation (the "Company") notified the accounting firm of Magee, Rausch & Shelton, LLP, of Tulsa, OK ("MRS") that MRS had been replaced as the Company's principal accountant. MRS reported on and audited the financial statements prepared by the Company for the period since inception (May 3, 2000) and ending July 15, 2000.

On August 23, 2002, the Company engaged the accounting firm of Sewell and Company of Hollywood, Florida, as its principal accountant to audit the financial statements prepared by the Company for the current fiscal year and for its past filings. The decision to change accountants was recommended by the Company's Board of Directors and was based on its belief that the Company's operations would be more accessible and economically undertaken by a Florida SEC qualified accounting firm since its soon to be wholly-owned subsidiary, International Wholesale Tile, Inc. ("IWT") is a Florida corporation located in Palm City, Florida.

None of MRS' reports on the financial statements for either the past two years contained an adverse opinion or a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles. Additionally, during the Company's two most recent fiscal years and any subsequent interim period preceding MRS' dismissal, there were no disagreements with the Company's former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a).

The members of the Tesoro's Board of Directors serve until the next annual meeting of the shareholders, or until their successors have been elected. The officers serve at the pleasure of the Tesoro's Board of Directors. There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors name below are acting on behalf of, or at the direction of, any other person, as of October 1, 2002.

Name                   Age     Position
----                   ---     --------
Henry Boucher, Jr.     55      President, Chief Executive Officer,
                               Interim   Chief Financial Officer,
                               Director
James R. Edwards       50      Director, Secretary
Paul F. Boucher        44      Director, President, International Wholesale Tile
Forrest Jordan         55      Director, Vice President, Secretary
                               and Treasurer, International Wholesale Tile
Grey Perna             46      Director, Vice President, International
                               Wholesale Tile
Peter Goss             66      Former Officer and Former Director

HENRY J. BOUCHER, JR., PRESIDENT, CHIEF EXECUTIVE OFFICER AND INTERIM CHIEF FINANCIAL OFFICER, AND DIRECTOR: Mr. Boucher has served as President as a Director of the Company since December 29, 2001 and as its Chief Financial Officer and Interim Chief Financial Officer since September 2002. Mr. Boucher is also a member of the Board of Directors of Hand Brand Distribution, Inc. and the President and a Director of Borough Corporation. He received his M.S. in economics from South Dakota State University in 1972. From 1992 to June 1999, he was a Vice President of Mercer Management Consulting, a subsidiary of Marsh McLennan, an insurance brokerage firm. Prior to joining Mercer, Mr. Boucher was a partner with the accounting firm of Coopers and Lybrand (now PriceWaterhouse Coopers). From June 1999 to July 2000, Mr. Boucher was a partner with Arthur Andersen. He joined Business Edge Solutions, where he was a Vice President until December 2000. From January 2001, Mr. Boucher has been a principal of Mentus Consulting LLC.

JAMES R. EDWARDS, DIRECTOR: Mr. Edwards has served as a Director of the Company since April 20, 2002. He has been the Vice President, General Counsel and Secretary of Wireless Knowledge, Inc., a telecommunications company since March 2002. From April 2000 to March 2002, he served as the Vice President, General Counsel and Secretary and Vice President of Finance & Administrative for Vapotronics, Inc., a medical device company. From March 1987 to April 2000, he was the Vice President, General Counsel and Secretary of General Atomics, a medical device company.

PAUL F. BOUCHER, DIRECTOR, PRESIDENT, INTERNATIONAL WHOLESALE TILES, INC. Mr. Boucher has served as a Director of the Company since October 1, 2002. Mr. Boucher has been the President of IWT since April 1994 and in particular, focuses on IWT's operations. He is the brother of Henry J. Boucher, Jr., the Company's Chief Executive Officer, President and Interim Chief Financial Officer.

FORREST JORDAN, DIRECTOR, VICE PRESIDENT, TREASURER AND SECRETARY, INTERNATIONAL WHOLESALE TILE, INC. Mr. Jordan has served as a Director of the Company since October 1, 2002. Mr. Jordan is a Vice President, Secretary and Treasurer of IWT since April of 1994. He also serves as IWT's sales manager.

GREY PERNA, DIRECTOR, VICE PRESIDENT, INTERNATIONAL WHOLESALE TILE, INC. Mr. Perna has served as a Director of the Company since October 1, 2002. He is also a Vice President of IWT since January of 1997. He also serves as IWT's marketing manager

PETER GOSS, FORMER SOLE OFFICER AND DIRECTOR. Mr. Goss resigned as the sole Officer of the Company on December 29, 2001 and as a Director on April 20, 2002. He graduated in 1959 from Temple University with a B.S. Degree in Business Administration. In 1967, Mr. Goss received his M.B.A. in Industrial Relations from Temple University through the Graduate School. Over the course of his career, Mr. Goss has worked for the U.S. Government as a Management Analyst from 1961 to 1967, and for the Radio Corporation of America as a Senior System Analyst from 1967 to 1969. Currently, Mr. Goss serves as President of Village Mortgage Corporation and as Trustee of his land development and property management for his family. Village Mortgage Corporation is involved with the placement of residential and commercial loans, development of .com companies, acquisition of venture capital, and land development and home building. Mr. Goss has served as President for Village Mortgage Corporation since 1987.

It is the Board's intent to increase the size of the Board of Directors with additional independent Directors in the near future.

Each Director is elected at the Company's Annual Meeting of Shareholders and holds office until the next Annual Meeting of Shareholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one or more than nine Directors. Currently, we have six Directors. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next Annual Meeting of Shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. Mr. Henry Boucher, Jr. and Mr. Paul Boucher are brothers. The officers of the Company devote full time to the business of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Executive Officers, Directors and 10% Shareholders to file reports regarding initial ownership and changes in ownership with the SEC. Executive Officers, Directors, and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16 is based solely on a review of the copies of such reports furnished to us by our Executive Officers, Directors and 10% shareholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership.

Based on information provided to the Company, through December 31, 2000, all required filings have been made.

ITEM 10.  EXECUTIVE COMPENSATION

Through December 31, 2000, Tesoro's then sole officer, Peter Goss, did not receive any compensation for his services rendered to Tesoro, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with Tesoro.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the Tesoro Common Stock owned beneficially by (i) each of our Executive Officers, (ii) each of our current Directors, (iii) all Executive Officers and Directors as a group, and (iv) each person known by us to be the beneficial owner of more than five percent of our Common Stock, as of October 1, 2002. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you beneficially own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Executive Officers and Directors listed have sole voting and investment power over his shares. As of October 1, 2002, there were 10,800,000 shares of Common Stock issued and outstanding and approximately 62 holders of record. As of October 1, 2002, no Preferred Stock was issued and outstanding.

NAME (1)                     CURRENT TITLE                         SHARES BENEFICIALLY OWNED      PERCENT OF CLASS
--------                     -------------                         -------------------------      ----------------
Henry J. Boucher, Jr.        Chief Executive Officer, President,               785,500                  7.3%
                             Chief Financial Officer, Director

James R. Edwards             Director, Secretary                                 0                       0

Paul F. Boucher              Director                                        3,000,000                 27.8%

Forrest Jordan               Director                                        3,000,000                 27.8%

Grey Perna                   Director                                        3,000,000                 27.8%

All Current Officers and                                                     9,785,500                 90.6%
Directors as a Group (five
persons)


(1) Unless otherwise specifically noted, all addresses are care of the Company at 5 Wicks Lane, Wilton, Connecticut.

ITEMS 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Tesoro's former President, Mr. Goss, has also recently formed two other shell companies, Osage Acquisition Corporation and Kaw Acquisition Corporation. Mr. Goss is currently a shareholder in Tesoro and is also a shareholder in these other two shell companies.

Osage Acquisition Corporation and Kaw Acquisition Corporation were formed on May 3rd, 2000, and will file a registration statement on Form 10-SB at the same time Tesoro's Form 10-SB is filed. Said companies were structured substantially identically to Tesoro. There is currently no market for the resale of the outstanding shares of Osage Acquisition Corporation and Kaw Acquisition Corporation.

CONFLICTS OF INTEREST

Peter Goss, a Tesoro director through April 20, 2002, has organized and expects to organize other companies of a similar nature and with a similar purpose as Tesoro. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of Tesoro. In addition, insofar as Mr. Goss is engaged in other business activities, he may devote only a portion of his time to Tesoro's affairs.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of Tesoro could result in liability of management to Tesoro.

                                    PART III

(a)      Exhibits

3.1      Articles of Incorporation(1)
3.1.1 Articles of Amendment to Articles of Incorporation dated September 23, 2002.(3)
3.2      Bylaws(1)
3.3      Specimen Stock Certificate(1)
10.1     Agreement with Peter Goss(1)
10.2     Shareholders Agreement(1)
10.3     2001 Ponca Acquisition Corporation Stock Incentive Plan.(2)
10.4 Employment Agreement between Ponca Acquisition Corporation and Henry Jr. Boucher, Jr. dated as of December 29, 2001.(2)
10.5 Memorandum of Understanding between Ponca Acquisition Corporation and the shareholders of International Wholesale Tile, Inc.(2)
10.6 Stock Purchase Agreement among the Shareholders of International Wholesale Tile, Inc., and IWT Tesoro Corporation, effective October 1, 2002.(6)
99.1     MRS' letter to the Securities and Exchange Commission.(4)
99.2     Letter from Peter Goss regarding fiscal year end(5)
99.3 Certification by the Company's Chief Executive Officer and Chief Financial Officer.*

*Filed with this Form 10-KSB.

(1) Filed as an Exhibit to the Company"s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000.

(2) Filed as an Exhibit to the Company"s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002.

(3) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002.

(4) Filed as an Exhibit to the Company's Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002.

(5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002.

(6) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002.

(b)      Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

By:  /s/ Henry J. Boucher, Jr.
     -------------------------
       Henry J. Boucher, Jr., President


Date: October 16, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Henry J. Boucher, Jr.
----------------------------
Henry J. Boucher, Jr., Principal Executive Officer


/s/ Henry J. Boucher, Jr.
----------------------------
Henry J. Boucher, Jr., Interim Principal Financial Officer

/s/ Henry J. Boucher, Jr.
----------------------------
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director
----------------------------
James Edwards, Director

/s/ Paul F. Boucher
----------------------------
Paul F. Boucher, Director

/s/ Forrest Jordan
----------------------------
Forrest Jordan]

/s/ Grey Perna
----------------------------
Grey Perna

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2000





                                TABLE OF CONTENTS




                                                                     Page No.
                                                                     --------

Independent Auditors' Report                                           F-2

Balance Sheet                                                          F-3

Statements of Operations                                               F-4

Statements of Changes in Stockholder's Equity                          F-5

Statements of Cash Flows                                               F-6

Notes to Financial Statements                                          F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
IWT Tesoro Corporation
F/k/a Ponca Acquisition Corporation
Wilton, CT

We have audited the accompanying balance sheet of IWT Tesoro Corporation, f/k/a Ponca Acquisition Corporation (a development stage company) (the "Company") as of December 31, 2000, and the related statements of operations, changes in stockholder's equity, and cash flows for the period then ended and for the period from May 3, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IWT Tesoro Corporation f/k/a Ponca Acquisition Corporation (a development stage company) as of December 31, 2000, and the results of its operations, and its cash flows for the period then ended and for the period from May 3, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no operating history, no established source of revenue or earnings from operations, as well as an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SEWELL AND COMPANY, PA


Hollywood, Florida
October 1, 2002

                                      IWT TESORO CORPORATION
                                F/K/A PONCA ACQUISITION CORPORATION
                                   (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEET
                                         DECEMBER 31, 2000





                                     Assets

Current assets
Cash                                                                      $ 474
                                                                          -----

Total current assets                                                      $ 474
                                                                          =====





                      Liabilities and Stockholder's Equity


Liabilities                                                               $  --

Stockholder's Equity
  Common stock $.001 par value; 100 million shares
authorized; 500,000 issued and outstanding                                  500
  Deficit accumulated during the development stage                          (26)
                                                                          -----
                                                                            474
                                                                          -----

                                                                          $ 474
                                                                          =====



                       See notes to financial statements

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                        FROM
                                                                     MAY 3, 2000
                                                     YEAR ENDED      (INCEPTION)
                                                     DECEMBER 31,    TO DECEMBER
                                                        2000           31, 2000
                                                     ---------        ---------

Income
Other income (net)                                   $      --        $      --
                                                     ---------        ---------

Expenses
General and administrative                                  26               26
                                                     ---------        ---------

Net loss                                             $     (26)       $     (26)
                                                     =========        =========



Earnings per share
   Net loss per common share                         $  (0.000)
                                                     =========

Weighted average of common shares
outstanding                                            252,732
                                                     =========



                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                FROM MAY 3, 2000 (INCEPTION) TO DECEMBER 31, 2000



                                                                                         DEFICIT
                                                                                        ACCUMULATED
                                                                                        THROUGH THE
                                                      COMMON STOCK          PAID IN     DEVELOPMENT
                                                  SHARES         AMOUNT     CAPITAL        STAGE           TOTAL
                                                 -------        -------     -------     -----------       -------

Initial stock issuance, on June 29, 2000         500,000        $   500        $--        $    --         $   500

Net loss, December 31, 2000                           --             --         --            (26)            (26)
                                                 -------        -------        ---        -------         -------

Balance December 31, 2000                        500,000        $   500        $--        $   (26)        $   474
                                                 =======        =======        ===        =======         =======





                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                               Year ended      FROM MAY 3, 2000
                                               December 31,     (INCEPTION) TO
                                                  2000         DECEMBER 31, 2000
                                               ------------    -----------------

Cash flows from operating activities
  Net loss                                       $ (26)             $ (26)
                                                 -----              -----

Adjustments to reconcile net loss to net cash used in operating activities:

  Net cash used in operating activities            (26)               (26)
                                                 -----              -----

Cash flows from financing activities:

Net proceeds from issuance of common stock         500                500
                                                 -----              -----

Net cash provided by financing activities          500                500
                                                 -----              -----

Net increase in cash                               474                474

Cash, beginning of period                           --                 --
                                                 -----              -----

Cash, end of period                              $ 474              $ 474
                                                 =====              =====



                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
--------------------
IWT Tesoro Corporation ("the Company") was formed to facilitate the merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

The Company was incorporated in the state of Nevada on May 3, 2000 as Ponca Acquisition Corporation. On September 23, 2002, the Company changed the name of Ponca Acquisition Corporation to IWT Tesoro Corporation.

At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company. Activity during the development stage included organization of the Company, and implementation and revision of the business plan.

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

Concentration of Risk
---------------------
There were no cash balances at December 31, 2000 that exceed federal insurance limits.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding is as follows:

                                                                        2000
                                                                        ----
                  Basic weighted average number
                      of shares outstanding                            252,732


NOTE 2   STOCKHOLDER'S EQUITY

Common Stock
------------
The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value. On June 29, 2000, the Company issued 500,000 shares of common stock for an aggregate consideration of $500.


NOTE 3   INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2000 of $26, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2021. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

Due to the small loss carryforward, there are no deferred taxes for the year ended December 31, 2000.


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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 5   SUBSEQUENT EVENT

Stock Compensation Plan
-----------------------
On December 27, 2001, Ponca Acquisition Corporation adopted the "Stock Incentive Plan." The Company's Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock. The aggregate total common stock that may be granted is 4,000,000 shares. As of the date of this report, no shares have been granted under the plan.

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