Form 10QSB
period 2001-03-31
IWT TESORO CORP
filed 2002-10-18
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the period from January 1, 2001 to March 31, 2001.

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

Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

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

ITEM 1:     FINANCIAL STATEMENTS

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2001



                                     Assets

Current assets
Cash                                                                      $ 457
                                                                          -----

Total current assets                                                      $ 457
                                                                          =====


                      Liabilities and Stockholder's Equity


Liabilities                                                               $  --

Stockholder's Equity
  Common stock $.001 par value; 100 million shares
authorized; 500,000 issued and outstanding                                  500
  Deficit accumulated during the development stage                          (43)
                                                                          -----
                                                                            457
                                                                          -----

                                                                          $ 457
                                                                          =====

                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        FROM
                                                                     MAY 3, 2000
                                                 THREE MONTHS        (INCEPTION)
                                                     ENDED            TO MARCH
                                                 MARCH 31, 2001       31, 2001
                                                   ---------          ---------

Income
Other income (net)                                 $      --          $      --
                                                   ---------          ---------

Expenses
General and administrative                                17                 43
                                                   ---------          ---------

Net loss                                           $     (17)         $     (43)
                                                   =========          =========



Earnings per share
   Net loss per common share                       $  (0.000)
                                                   =========

Weighted average of common shares
outstanding                                          500,000
                                                   =========


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
                   FROM MAY 3, 2000 (INCEPTION) TO MARCH 2001


                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                                                            THROUGH THE
                                                      COMMON STOCK             PAID IN      DEVELOPMENT
                                                 SHARES          AMOUNT        CAPITAL        STAGE            TOTAL
                                                 -------         -------       --------      -------          -------
Initial stock issuance, on June 29, 2000         500,000         $   500         $--         $    --          $   500

Net loss, December 31, 2000                           --              --          --             (26)             (26)
                                                 -------         -------         ---         -------          -------

Balance December 31, 2000                        500,000             500          --             (26)             474

Net loss, March 31, 2001                              --              --          --             (17)             (17)
                                                 -------         -------         ---         -------          -------

Balance March 31, 2001                           500,000         $   500         $--         $   (43)         $   457
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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                               THREE MONTHS     FROM MAY 3, 2000
                                                   ENDED         (INCEPTION) TO
                                               MARCH 31, 2001    MARCH 31, 2001
                                               --------------    ---------------
Cash flows from operating activities
  Net loss                                          $ (17)           $ (43)
                                                    -----            -----

  Adjustments to reconcile net loss to net cash used in operating activities:

  Net cash used in operating activities               (17)             (43)
                                                    -----            -----

Cash flows from financing activities:

Net proceeds from issuance of common stock             --              500
                                                    -----            -----

Net cash provided by financing activities              --              500
                                                    -----            -----

Net increase (decrease) in cash                       (17)             457

Cash, beginning of period                             474               --
                                                    -----            -----

Cash, end of period                                 $ 457            $ 457
                                                    =====            =====


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001


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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2001are not necessarily indicative of operating results to be expected for a full year.


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

Concentration of Risk
---------------------
There were no cash balances at March 31, 2001 that exceed federal insurance limits.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at March 31, 2001 is as follows:

                  Basic weighted average number
                      of shares outstanding                        123,288

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 3            STOCKHOLDERS' EQUITY (DEFICIT)

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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



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