Form 10QSB
period 2001-06-30
IWT TESORO CORP
filed 2002-10-18
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter period from April 1, 2001 to June 30, 2001

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

ITEM 1:     FINANCIAL STATEMENTS

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2001



                                     Assets

Current assets
Cash                                                                      $ 439
                                                                          -----

Total current assets                                                      $ 439
                                                                          =====





                      Liabilities and Stockholder's Equity

                                                                          $  --
Liabilities

Stockholder's Equity
  Common stock $.001 par value; 100 million shares
    authorized; 500,000 issued and outstanding                              500
  Deficit accumulated during the development stage                          (61)
                                                                          -----
                                                                            439
                                                                          -----

                                                                          $ 439
                                                                          =====

                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                          FROM
                                                                                                                       MAY 3, 2000
                                                                                                                       (INCEPTION)
                                              THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,           TO JUNE
                                             2001                 2000                2001             2000              30, 2001
                                           ---------         ---------------        ---------       ---------           ---------
Income
Other income (net)                         $      --         $            --        $      --       $      --           $      --
                                           ---------         ---------------        ---------       ---------           ---------

Expenses
General and administrative                        18                      --               35              --                  61
                                           ---------         ---------------        ---------       ---------           ---------

Net loss                                   $     (18)        $            --        $     (35)      $      --           $     (61)
                                           =========         ===============        =========       =========           =========



Earnings per share
   Net loss per common share               $  (0.000)                               $  (0.000)
                                           =========                                =========

Weighted average of common shares
outstanding                                  500,000                                  500,000
                                           =========                                =========

                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
                  FROM MAY 3, 2000 (INCEPTION) TO JUNE 30, 2001


                                                                                         ACCUMULATED
                                                                                         THROUGH THE
                                                      COMMON STOCK           PAID IN     DEVELOPMENT
                                                SHARES         AMOUNT        CAPITAL        STAGE            TOTAL
                                               -------         -------       -------       -------          -------

Initial stock issuance, on June 29, 2000       500,000         $   500       $    --       $    --          $   500

Net loss, December 31, 2000                         --              --            --           (26)             (26)
                                               -------         -------       -------       -------          -------

Balance December 31, 2000                      500,000             500            --           (26)             474

Net loss, June  30, 2001                            --              --            --           (35)             (35)
                                               -------         -------       -------       -------          -------

Balance June 30, 2001                          500,000         $   500       $    --       $   (61)         $   439
                                               =======         =======       =======       =======          =======



                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      FROM MAY 3, 2000
                                                     SIX MONTHS ENDED JUNE 30,       (INCEPTION) TO JUNE
                                                      2001               2000             30, 2001
                                                     -----               -----        ------------------
Cash flows from operating activities
  Net loss                                           $ (35)              $  --              $ (61)
                                                     -----               -----              -----

  Adjustments to reconcile net loss to net cash used in operating activities:

  Net cash used in operating activities                (35)                 --                (61)
                                                     -----               -----              -----

Cash flows from financing activities:

Net proceeds from issuance of common stock              --                  --                500
                                                     -----               -----              -----

Net cash provided by financing activities               --                 500                500
                                                     -----               -----              -----

Net increase (decrease) in cash                        (35)                500                439

Cash, beginning of period                              474                  --                 --
                                                     -----               -----              -----

Cash, end of period                                  $ 439               $ 500              $ 439
                                                     =====               =====              =====

                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001


NOTE 1            UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, including significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements at December 31, 2000 - Form 10KSB.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2000, which are included in Form 10-KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of operating results to be expected for a full year.

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

Concentration of Risk
---------------------
There were no cash balances at June 30, 2001 that exceed federal insurance limits.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Basic Earnings (Loss) per Share
-------------------------------
Basic weighted average number of shares outstanding at June 30, 2001 is as follows:

                  Basic weighted average number
                      of shares outstanding                     500,000

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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



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