Form 10QSB
period 2001-09-30
IWT TESORO CORP
filed 2002-10-18
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the period from July 1, 2001 to September 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [_]     No [X]

State the number of shares outstanding of each of the issuer's class of common equity, as of October 1, 2002: 10,800,000 shares.

Transitional Small Business Disclosure Format: Yes [_]     No [X]

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

ITEM 1:     FINANCIAL STATEMENTS

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2001

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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                              From
                                                                                                           May 3, 2000
                                                                                                           (Inception)
                                    Three months ended September 30,    Nine months ended September 30,    To September
                                         2001               2000             2001         2000              30, 2001
                                       --------           --------         --------     --------           ------------
Income
Other income (net)                     $     --            $  --           $     --        $  --               $  --
                                       --------            -----           --------        -----               ------

Expenses
General and administrative                   --               11                 35           11                  61
                                       --------            -----           --------        -----               -----

Net loss                               $     --            $ (11)          $    (35)       $ (11)              $ (61)
                                       ========            =====           ========        =====               =====



Earnings per share
   Net loss per common share           $     --                            $ (0.000)
                                       ========                            ========

Weighted average of common shares
outstanding                             500,000                             500,000
                                       ========                            ========

                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
               FROM MAY 3, 2000 (INCEPTION) TO SEPTEMBER 30, 2001

                                                                             Deficit
                                                                             Accumulated
                                                                             Through the
                                                 Common Stock      Paid in   Development
                                                Shares    Amount   Capital   Stage          Total
                                                -------   ------   -------   -----------    -----
Initial stock issuance, on June 29, 2000        500,000   $ 500    $ --        $  --        $ 500

Net loss, December 31, 2000                          --      --      --          (26)         (26)
                                                -------   -----    ----        -----        -----

Balance December 31, 2000                       500,000     500      --          (26)         474

Net loss, September 30, 2001                                                     (35)         (35)
                                                -------   -----    ----        -----        -----

Balance  September 30, 2001                     500,000   $ 500    $ --        $ (61)       $ 439
                                                =======   =====    ====        =====        =====

                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          From May 3, 2000
                                                   Nine months ended September 30,         (Inception) To
                                                     2001                  2000          September 30, 2001
                                                     ----                  ----          ------------------
Cash flows from operating activities
  Net loss                                          $ (35)                $ (11)              $ (61)
                                                    -----                 -----               -----

  Adjustments to reconcile net loss to net cash used in operating activities:

  Net cash used in operating activities               (35)                  (11)                (61)
                                                    -----                 -----               -----

Cash flows from financing activities:

Net proceeds from issuance of common stock             --                    --                 500
                                                    -----                 -----               -----

Net cash provided by financing activities              --                   500                 500
                                                    -----                 -----               -----

Net increase (decrease) in cash                       (35)                  489                 439

Cash, beginning of period                             474                    --                  --
                                                    -----                 -----               -----

Cash, end of period                                 $ 439                 $ 489               $ 439
                                                    =====                 =====               =====

                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month period ended September 30, 2001are not necessarily indicative of operating results to be expected for a full year.


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

Accounting Pronouncements
-------------------------
In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, Business Combinations (SFAS No. 141), which establishes financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using the Purchase Method. SFAS No. 141 is applicable for fiscal years beginning after June 30, 2001.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounting Pronouncements
-------------------------
Accounting Standards No. 142 Goodwill and Other Intangible Assets (SAFS No. 142) addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersede APB Opinion No. 17. This statement addresses how goodwill and intangible assets other than those acquired in a business combination should be accounted for after they have been initially recognized on the financial statements. SFAS No. 142 is applicable for fiscal years beginning after December 15, 2001.

Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 will not have a material effect on the Company's financial position, results of operations or liquidity.

Concentration of Risk
---------------------
There were no cash balances at September 30, 2001 that exceed federal insurance limits.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at September 30, 2001 is as follows:

         Basic weighted average number
           of shares outstanding          500,000

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

NOTE 4   SUBSEQUENT EVENTS - CONTINUED

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

--------
*Filed with this Form 10-QSB.

(1) Filed as an Exhibit to the Company's Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000.

(2) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002.

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


                          IWT TESORO CORPORATION


                          BY: /s/ Henry J. Boucher, Jr.
                              --------------------------------
                              Henry J. Boucher, Jr., President

Dated:  October 16, 2002