Form 10KSB
period 2001-12-31
IWT TESORO CORP
filed 2002-10-18
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001
                          Commission File No. 000-31267

                             IWT TESORO CORPORATION
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)

                          NEVADA                                                 91-2048019
(State of Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification Number)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a date specified within the past 60 days: Not applicable.
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10.8 million shares of Common Stock, $.001 par value, as of October 1, 2002.

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

ASPECTS OF A REPORTING COMPANY

There are certain perceived benefits to being a reporting company like Tesoro. These are commonly thought to include the following:

o    Increasing visibility in the financial community;
o Providing information required under Rule 144 for trading of eligible securities; Complying with a requirement for admission to quote its securities on the OTC Bulletin Board maintained by Nasdaq or on the Nasdaq SmallCap Market;
o    Facilitating borrowing from financial institutions;
o    Improving trading efficiency;
o    Providing shareholder liquidity;
o    Raising capital with greater ease;
o Compensation of key employees through stock options for which there may be a market valuation; C Enhancing Tesoro's corporate image.

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

SUBSEQUENT EVENTS

MEMORANDUM OF UNDERSTANDING WITH THE SHAREHOLDERS OF INTERNATIONAL WHOLESALE TILE, INC.

On January 5, 2002, Tesoro entered into a Memorandum of Understanding with the three shareholders of International Wholesale Tile, Inc. ("IWT") to acquire 100% of the outstanding stock of IWT. In exchange for the IWT shares, the three shareholders will receive an aggregate of 83% of the outstanding common stock of Tesoro as of the date of closing. As a condition to closing, Tesoro has entered into a letter of intent to secure a private equity line of credit facility in the principal amount of up to $30.0 million. The closing of the transaction is also subject to the approval of IWT's lender, Congress Financial Corporation (Florida). The transaction closed effective October 1, 2002.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 27, 2001, the sole shareholder of Tesoro, upon recommendation of its sole Director, voted to approve the Tesoro 2001 Stock Incentive Plan and on December 29, 2001, voted to elect Henry J. Boucher as a Tesoro Director and as its President.

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

Based on information provided to the Company, through December 31, 2001, all required filings have been made.

ITEM 10.  EXECUTIVE COMPENSATION

Through December 29, 2001, Tesoro's then sole officer, Peter Goss, did not receive any compensation for his services rendered to Tesoro, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with Tesoro. Effective December 29, 2001, the Company entered into an employment agreement with Henry J. Boucher, Jr. to serve as its President. In consideration for his services, Mr. Boucher will receive a monthly salary of $10,000. Mr. Boucher's employment may be terminated for cause at anytime and within 30 days without cause. He is subject to non-disclosure and non-compete provisions. No salary has been paid. Mr. Boucher signed a Salary Deferral Agreement with the Company stating that no salary will be paid until the Company has raised $500,000 in new equity.

ADOPTION OF THE 2001 TESORO STOCK INCENTIVE PLAN.

On December 27, 2001, our then sole Director recommended approving the 2001 Tesoro Stock Incentive Plan (the "Plan") to our then sole stockholder, who, on December 27, 2001, approved the Plan. Below is a summary of the Plan:

We believe that the Plan satisfies our objective of enhancing our profitability and value for the benefit of our stockholders by enabling us to offer our eligible employees, consultants and our affiliates stock-based incentives in us. We believe that this will help to create a means to raise the level of stock ownership by these individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.

Under the Plan, we may grant "non-qualified" and incentive stock options to purchase, and restricted stock (collectively, the "Awards"). The aggregate maximum number of shares for which Awards may be issued under the Plan will be
4.0 million shares of common stock. The Plan does provide for equitable adjustment of the number of shares subject to the Plan and the number of shares of each subsequent award of stock and of the unexercised portion of the stock option award described below in the event of a change in our capitalization due to a stock split, stock dividend recapitalization, merger or similar event. Other than with regard to incentive stock options, the number of shares that may be delivered under the Plan will be determined after giving effect to the use by a participant of the right, if granted, to cause the Company to withhold from the shares of common stock otherwise deliverable to him or her upon the exercise of an Award for shares of Common Stock in payment of all or a portion of his or her withholding obligation arising from such exercise.

The authority to control and manage the operation and administration of the Plan is vested in a committee appointed by the Board of Directors from time to time. The Plan is administered by a committee or subcommittee of the Board of Directors (the "Committee") which consists of two or more directors, each of whom is intended to be, to the extent required by Rule 16b-3 promulgated under the Exchange Act ("Rule 16b-3"), a "non-employee director" as defined in Rule 16b-3 and, to the extent required by section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), an "outside director" as defined under section 162(m) of the Code. Currently, the Compensation Committee appointed by our Board of Directors serves as the Committee. With regard to grants of non-qualified stock options to non-employee directors, the Board of Directors serves as the Committee.

The Committee has discretion

o To determine the types, terms and conditions of all Awards, including exercise price or purchase price (if any), performance goals, and other earn-out and/or vesting contingencies and acceleration provisions,

o To adopt, alter or repeal administrative rules, guidelines and practices (including special guidelines for non-U.S. employees),

o    To delegate administrative responsibilities,

o To construe and interpret the terms of the Plan and any agreements evidencing Awards granted.

The Committee, in its sole discretion, may grant stock options and restricted stock to our employees and consultants, our subsidiary corporations or parent corporations. Participants will be selected on the basis of demonstrated ability to contribute substantially to us. Our Board has authority to grant stock options to non-employee directors according to the Plan. All awards are subject to the terms of a written agreement between the participant and us.

The awards granted under the Plan may be either incentive stock options or non-qualified stock options or restricted stock awards. The maximum number of shares of Common Stock subject to any award of stock options or shares of Restricted Stock is 100,000.

The vesting schedule for any option granted under the Plan, will be determined by the Board of Directors or the Committee and will be set forth in a specific option agreement. To the extent not exercised, installments will accumulate and be exercisable, in whole or in part, at any time after becoming exercisable, but not later than the date the option expires. The Committee has the right to accelerate the exercisability of any option.

Incentive Stock Options

Stock options qualify as "incentive stock options" ("ISOs") if they meet the requirements of Section 422 of the Internal Revenue Code. Incentive stock options ("ISOs") may only be granted to our employees and our affiliates and any person holding our capital stock or any affiliate possessing more than 10% of the total combined voting power of all classes of our capital stock or any affiliate will not be eligible to receive ISOs unless the exercise price per share is at least 110% of the fair market value of the stock on the date the option is granted. Each ISO granted pursuant to the Plan is exercisable, during the optionee's lifetime, only by the optionee or the optionee's guardian or legal representative.

Non-Qualified Stock Options

Non-qualified stock options may be granted to employees or to directors who are neither officers nor employees of us, to consultants and to other persons who provide services to our affiliates and us. Stock options are non-qualified stock options if they do not meet the requirements for ISOs.

Restricted Stock

The Committee may grant shares of restricted stock, which is an award of shares of common stock that is subject to the attainment of pre-established performance goals and other conditions, restrictions and contingencies as the Committee determines. Awards of restricted stock may be granted solely to participants who are our employees or consultants, or any of its subsidiaries or parent corporations. Unless otherwise determined by the Committee at the time of the grant, each award of restricted Stock will provide that if the participant engages in detrimental activities (as defined in the Plan) prior to, or during the one year period after, any vesting of restricted Stock, the Committee may direct (at any times within two years thereafter) that all unvested Restricted Stock be immediately forfeited to us and that the participant will pay us an amount equal to the fair market value at the time of vesting of any restricted stock that has vested in the period referred to above. (This does not apply upon a Change of Control). The Committee will fix the purchase price of the Restricted Stock.

Awards of restricted stock must be accepted within 90 days (or such shorter period as the Committee may specify at grant) after the Award date by executing a Restricted Stock Award agreement and paying whatever price (if any) the Committee designates. Additionally, recipients of restricted stock are required to enter into a restricted stock agreement, which states the restrictions to which the shares are subject and the criteria or date or dates on which such restrictions will lapse. Within these limits, based on service, attainment of objective performance goals, and such other factors as the Committee may determine in its sole discretion, the Committee may provide for the lapse of such restrictions or may accelerate or waive such restrictions at any time. A participant who receives an Award of restricted stock shall not have any rights with respect to such award of restricted stock, unless and until such participant has delivered a fully executed copy of a restricted stock award agreement and has otherwise complied with the applicable terms and conditions of such Award.

Awards of restricted stock may be intended to satisfy Section 162(m) of the Code. Under the Plan, an Award of restricted stock may be conditioned upon or subject to the attainment of performance goals. These performance goals will be based on one or more of the objective criteria with regard to us (or any subsidiary corporation, parent corporation, division, or other operational unit of ours) as described in the Plan.

All options will lapse on the expiration of the option terms specified by the Committee in a certificate evidencing such option, but in no event will non-qualified or incentive stock options be exercisable after the expiration of 10 years from the date such option is granted (five years for participants who own more than 10% of the total combined voting power of all classes of the stock of ours, our corporations or our parent corporations).

The exercise price per share of Common Stock subject to an Incentive Stock Option or a Stock Option intended to be "performance-based" for purposes of
Section 162(m) of the Code shall be determined by the Committee at the time of grant but shall not be less than 100% of the fair market value of the shares of Common Stock at the time of grant. However, if an Incentive Stock Option is granted to a 10% Stockholder, the exercise price shall be no less than 110% of the fair market value of the Common Stock. The Committee will determine the exercise price per share of Common Stock subject to a non-qualified stock option.

To the extent that the aggregate fair market value (determined as of the time of grant) of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by an employee during any calendar year under this Plan and/or any other stock option plan of ours or any of our subsidiaries or parent corporations exceeds $100,000, such options shall be treated as non-qualified stock options. In addition, if an employee does not remain employed by us or any of our subsidiary or parent corporations at all times from the time an ISO is granted until three months prior to the date of exercise (or such other period as required by applicable law), such option shall be treated as a non-qualified stock option. Should any provision of this Plan not be necessary in order for the Stock Options to qualify as Incentive Stock Options, or should any additional provisions be required, the Committee may amend this Plan accordingly, without the necessity of obtaining the approval of our stockholders.

Payment of the purchase price is by (i) cash, (ii) check, or (iii) such other consideration as the Plan Administrators, in their sole discretion, determine and is consistent with the Plan's purpose and applicable law, or (iv) any combination of the foregoing.

Upon the award of Restricted Stock, the recipient has all rights of a stockholder with respect to the shares, including, without limitation, the right to receive dividends, the right to vote those shares and, subject to and conditioned upon the full vesting of the shares of restricted stock, the right to tender those shares.

Optionees do not have stockholder rights (e.g., right to vote and receive dividends) until they exercise their option and receive shares of Common Stock.

Each stock option expires and is no longer exercisable on the dates that the Plan administrators determine when the options are granted. Stock options can also be terminated under certain circumstances following a "Change of Control".

According to our Plan, a "Change of Control" occurs if

o    We are dissolved or liquidated,

o We are reorganized, merged or consolidated with one or more corporations where we are not the surviving entity, or

o We transfer substantially all of our property or more than 80% of our then outstanding shares to another corporation not controlled by our stockholders.

Upon a Change of Control, the Plan and any outstanding options will terminate unless we provide for the Plan to be assumed and continued with our options either assumed or replaced with substitute options covering the shares of a successor corporation. If no provision is made for Plan continuation, we will give all option holders advance written notice of the Change of Control, all options will become fully exercisable and the option holders will then have 30 days to exercise their options.

If our corporate structure changes or if our shares change (i.e. if we recapitalize, our stock splits, we consolidate, we undertake a rights offering, or we issue a stock dividend), the Plan administrators will make appropriate adjustments to the number or class of shares which may be distributed under the Plan and the option price or other price of shares subject to the outstanding awards under the Plan in order to maintain the purpose of the original grant.

The following discussion of the federal income tax consequences of the granting and exercise of stock options under the Restated Plan, and the sale of common stock acquired as a result thereof is based on an analysis of the Code, existing laws, judicial decisions, and administrative rulings and regulations, all of which are subject to change. In addition to being subject to the federal income tax consequences described below, a participant may also be subject to state, local, estate and gift tax consequences, none of which is described below. This discussion is limited to the U.S. federal income tax consequences to individuals, who are citizens or residents of the United States, other than those individuals who are taxed on a residence basis in a foreign country.

Incentive Stock Options.
------------------------

Neither the grant nor, provided the holding periods described below are satisfied, the exercise of an incentive stock option will result in taxable income, to a participant or a tax deduction for us. However, for purposes of the alternative minimum tax, the excess of the fair market value of the shares acquired upon exercise of an incentive stock option (determined at the time the option is exercised) and the exercise price for such shares will be considered part of the participant's income.

If the applicable holding periods described below are satisfied, the sale of shares of common stock purchased upon the exercise of an incentive stock option will result in capital gain or loss to the participant and will not result in a tax deduction to us. To receive the foregoing incentive stock option tax treatment as to the shares acquired upon exercise of an incentive stock option, a participant must hold such shares for at least two years following the date the incentive stock option is granted and for one year following the date of the exercise of the incentive stock option. In addition, a participant generally must be an employee of ours (or a subsidiary corporation or parent corporation of ours) at all times between the date of grant and the date three months before exercise of the option.

If the holding period rules are not satisfied, the portion of any gain recognized on the disposition of the shares acquired upon the exercise of an incentive stock option that is equal to the lesser of

oThe fair market value of the shares on the date of exercise minus the exercise price, or oThe amount realized on the disposition minus the exercise price,

Will be treated as ordinary compensation income in the taxable year of the disposition of the shares, with any remaining gain being treated as capital gain. If the holding periods are not satisfied, we will generally be entitled to a tax deduction equal to the amount of such ordinary income included in the participant's taxable income, subject to Section 162(m) of the Code.

Non-Qualified Stock Options.
----------------------------

A participant will recognize no taxable income at the time a non-qualified stock option is granted to him or her.

A participant will recognize ordinary compensation income at the time a non-qualified stock option is exercised, and the amount of such income will be equal to the excess of the fair market value on the exercise date of the shares purchased by the optionee over the exercise price for such shares. Other than with regard to non-employee directors, this ordinary compensation income will also constitute wages subject to income tax withholding under the Code and we will require the participant to make suitable arrangements to ensure that the participant remits to us an amount sufficient to satisfy all tax withholding requirements.

We will generally be entitled to a deduction for federal income tax purposes at such time and in the same amount as the amount includable in the participant's ordinary income in connection with his or her exercise of a non-qualified stock option, subject to Section 162(m) described herein.

Upon a participant's subsequent sale or other disposition of shares purchased on exercise of a non-qualified stock option, the participant will recognize capital gain or loss (which may be short-term or long-term depending upon the participant's holding period) on the difference between the amount realized on such sale or other disposition and the participant's tax basis in the shares sold. The tax basis of the shares acquired upon the exercise of the option will be equal to the sum of the exercise price for such shares and the amount includable in the participant's income with respect to such exercise and acquisition of the shares.

All Stock Options.
-----------------

The following considerations may also apply to grants of non-qualified stock options and/or incentive stock options:

o Any of our officers and directors subject to Section 16(b) of the Exchange Act may be subject to special tax rules regarding the income tax consequences concerning their stock options,

o Any entitlement to a tax deduction on the part of us is subject to the applicable tax rules (including, without limitation, Section 162(m) of the Code regarding a $1,000,000 limitation on deductible compensation), and

o In the event that the exercisability or vesting of any stock option is accelerated because of a change in control, payments relating to the stock option (or a portion thereof), either alone or together with certain other payments, may constitute parachute payments under Section 280G of the Code, which excess amounts may be subject to excise taxes.

In general, Section 162(m) of the tax code does not allow a publicly held corporation like us, for federal income tax purposes, to deduct compensation in excess of $1.0 million per year per person to its chief executive officer and the four other officers whose compensation is disclosed in its proxy statement, subject to specific exceptions. Our Plan does not currently qualify for the exceptions and is therefore subject to the limitations of Section 162(m).

Options may not be sold, assigned, transferred, pledged or encumbered, except by will or by the laws of descent and distribution. The optionee may only exercise an option during his or her lifetime or his or her estate, for a period of time after the optionee's death.

Generally, our Board of Directors or the Committee have the power to amend, terminate or suspend all or any portion of the Plan without stockholder approval. However, no amendment may impair an existing award or alter the rights of a recipient of options already granted under the Plan without the recipient's consent. Additionally, the Board of Directors may not, without further approval of our stockholders, according to California Law, solely to the extent required by the applicable provisions of Rule 16b-3, Section 162(m) or 422 of the Code, or the rules of any applicable exchange:

o Increase the aggregate number of shares of Common Stock that may be issued under this Plan,

o    Increase the maximum individual Participant limitations for a fiscal year,

o Change the classification of employees, Consultants or Non-Employee Directors eligible to receive Awards under this Plan,

o    Decrease the minimum option price of any Stock Option,

o    Extend the maximum Stock Option period,

o    Materially alter the Performance Criteria for the Award of Restricted
     Stock, or

o Make any other amendment that would require stockholder approval under the rules of any exchange or system on which our securities are listed or traded.

Unless terminated by the Board of Directors earlier, the Plan shall terminate on the earlier of December 31, 2012 or ten years after the date the Plan is effective.

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

(1) Filed as an Exhibit to the Company"s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000.

(2) Filed as an Exhibit to the Company"s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002.

(3) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002.

(4) Filed as an Exhibit to the Company's Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002.

(5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for he period ended June 30, 2000.

(6) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002.

          (b)          Reports on Form 8K

                       None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

By:  /s/ Henry J. Boucher, Jr.
     -------------------------
       Henry J. Boucher, Jr., President


Date: October 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Henry J. Boucher, Jr.
-------------------------------
Henry J. Boucher, Jr., Principal Executive Officer


/s/ Henry J. Boucher, Jr.
-------------------------------
Henry J. Boucher, Jr., Interim Principal Financial Officer

/s/ Henry J. Boucher, Jr.
-------------------------------
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director
-------------------------------
James Edwards, Director

/s/ Paul F. Boucher
-------------------------------
Paul F. Boucher, Director

/s/ Forrest Jordan
-------------------------------
Forrest Jordan]

/s/ Grey Perna
-------------------------------
Grey Perna

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



                                TABLE OF CONTENTS



                                                                      Page No.
                                                                      --------

Independent Auditors' Report                                             F-2

Balance Sheets                                                           F-3

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

Statements of Cash Flows                                                 F-6

Notes to Financial Statements                                            F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
IWT Tesoro Corporation
F/k/a Ponca Acquisition Corporation
Wilton, CT

We have audited the accompanying balance sheets of IWT Tesoro Corporation, f/k/a Ponca Acquisition Corporation (a development stage company) (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholder's equity, and cash flows for the years then ended and for the period from May 3, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IWT Tesoro Corporation f/k/a Ponca Acquisition Corporation (a development stage company) as of December 31, 2001 and 2000, and the results of its operations, and its cash flows for the years then ended and for the period from May 3, 2000 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no operating history, no established source of revenue or earnings from operations, as well as an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SEWELL AND COMPANY, PA


Hollywood, Florida
October 1, 2002

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                              2001        2000
                                                              -----       -----
                                     Assets

Current assets
Cash                                                          $ 439       $ 474
                                                              -----       -----

Total current assets                                          $ 439       $ 474
                                                              =====       =====

                      Liabilities and Stockholder's Equity


Liabilities                                                   $  --       $  --

Stockholder's Equity
  Common stock $.001 par value; 100 million shares
  authorized; 500,000 issued and outstanding                    500         500
  Deficit accumulated during the development stage              (61)        (26)
                                                              -----       -----
                                                                439         474
                                                              -----       -----

                                                              $ 439       $ 474
                                                              =====       =====

                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                                                        FROM
                                                                     MAY 3, 2000
                                                                     (INCEPTION)
                                        YEARS ENDED DECEMBER 31,     TO DECEMBER
                                       2001             2000            31, 2001
                                     ---------       ---------       -----------
Income
Other income (net)                   $      --       $      --             $ --
                                     ---------       ---------             ----

Expenses
General and administrative                  35              26               61
                                     ---------       ---------             ----

Net loss                             $     (35)      $     (26)            $(61)
                                     =========       =========             ====



Earnings per share
   Net loss per common share         $  (0.000)        $(0.000)
                                     =========       =========

Weighted average of common shares
outstanding                            500,000         252,732
                                     =========       =========



                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
            FROM MAY 3, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                                                                  THROUGH THE
                                                        COMMON STOCK                 PAID IN      DEVELOPMENT
                                                    SHARES          AMOUNT           CAPITAL        STAGE          TOTAL
                                                   --------          -----          ---------      ---------       -----

Initial stock issuance, on June 29, 2000            500,000          $ 500          $      --      $    --          $ 500

Net loss, December 31, 2000                              --             --                 --          (26)           (26)
                                                   --------          -----          ---------         ----          -----

Balance December 31, 2000                           500,000            500                 --          (26)           474

Net loss, December 31, 2001                              --             --                 --          (35)           (35)
                                                   --------          -----          ---------      -------          -----

Balance December 31, 2001                           500,000          $ 500                  -         $(61)         $ 439
                                                   ========          =====          =========      =======          =====


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                     FROM MAY 3, 2000
                                          Years Ended December 31,    (INCEPTION) TO
                                              2001        2000       DECEMBER 31, 2001
                                              -----       -----      -----------------
Cash flows from operating activities
  Net loss                                    $ (35)      $ (26)           $ (61)
                                              -----       -----            -----

Adjustments to reconcile net loss to net cash used in operating activities:

  Net cash used in operating activities         (35)        (26)             (61)
                                              -----       -----            -----

Cash flows from financing activities:

Net proceeds from issuance of common stock       --         500              500
                                              -----       -----            -----

Net cash provided by financing activities        --         500              500
                                              -----       -----            -----

Net increase (decrease) in cash                 (35)        474              439

Cash, beginning of period                       474          --               --
                                              -----       -----            -----

Cash, end of period                           $ 439       $ 474            $ 439
                                              =====       =====            =====


                       See notes to financial statements.

                                              IWT TESORO CORPORATION
                                        F/K/A PONCA ACQUISITION CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                           NOTES TO FINANCIAL STATEMENTS
                                            DECEMBER 31, 2001 AND 2000



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

At December 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company. Activity during the development stage included organization of the Company, and implementation and revision of the business plan.

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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Concentration of Risk
---------------------
There were no cash balances at December 31, 2001 and 2000 that exceed federal insurance limits.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding is as follows:
                                                          2001            2000
                                                       ---------        --------
   Basic weighted average number
       of shares outstanding                            500,000          252,732

NOTE 2            STOCKHOLDER'S EQUITY

Common Stock
------------
The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value. On June 29, 2000, the Company issued 500,000 shares of common stock for an aggregate consideration of $500.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3            INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2001 and 2000 of $61 and $26, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2021. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

Due to the small loss carryforward, there are no deferred taxes for the years ended December 31, 2001 and 2000.

NOTE 4            STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan
-----------------------
On December 27, 2001, IWT Tesoro Corporation adopted the "Stock Incentive
Plan." The Company's Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock. The aggregate total common stock that may be granted is 4,000,000 shares. Under the plan, no shares were granted for the year ended December 31, 2001.

NOTE 5            EMPLOYMENT AGREEMENTS

On December 29, 2001, the sole stockholder and officer resigned, and a new officer and director was appointed. The Company entered into an employment agreement with the new director of the corporation to serve as President at an annual salary of $120,000, to be paid semi-annually.


NOTE 6            GOING CONCERN UNCERTAINTY

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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7   SUBSEQUENT EVENT

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