Form 10QSB
period 2002-03-31
IWT TESORO CORP
filed 2002-10-18
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the period from January 1, 2002 to March 31, 2002

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

ITEM 1:     FINANCIAL STATEMENTS

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2002


                                     Assets

Current assets
Cash                                                                   $    439
                                                                       --------

Total current assets                                                   $    439
                                                                       ========


                     Liabilities and Stockholder's Deficit


Liabilities
Accounts payable and accrued expenses                                  $ 30,000
                                                                       --------

Total current liabilities                                                30,000
                                                                       --------

Stockholder's Deficit
  Common stock $.001 par value; 100 million shares
authorized; 500,000 issued and outstanding                                  500
  Deficit accumulated during the development stage                      (30,061)
                                                                       --------
                                                                        (29,561)
                                                                       --------

                                                                       $    439
                                                                       ========

                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        FROM
                                                                    MAY 3, 2000
                                                                    (INCEPTION)
                                   THREE MONTHS ENDED MARCH 31,     TO SEPTEMBER
                                       2002           2001            31, 2002
                                    ---------       ---------        -----------

Income
Other income (net)                  $      --       $      --         $      --
                                    ---------       ---------         ---------

Expenses
General and administrative                 --              17                61
Salaries                               30,000              --            30,000
                                    ---------       ---------         ---------

Net loss                            $ (30,000)      $     (17)        $ (30,061)
                                    =========       =========         =========



Earnings per share
   Net loss per common share         $  (0.060)
                                     =========

Weighted average of common shares
outstanding                            500,000
                                     =========


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)
                   FROM MAY 3, 2000 (INCEPTION) TO MARCH 2002


                                                                                             DEFICIT
                                                                                            ACCUMULATED
                                                                                            THROUGH THE
                                                    COMMON STOCK              PAID IN       DEVELOPMENT
                                               SHARES         AMOUNT          CAPITAL          STAGE           TOTAL
                                              --------       --------       -----------      ----------       --------
Initial stock issuance, on June 29, 2000       500,000       $    500       $        --       $     --        $    500

Net loss, December 31, 2000                         --             --                --            (26)            (26)
                                              --------       --------       -----------       --------        --------

Balance December 31, 2000                      500,000            500                --            (26)            474

Net loss, December 31, 2001                         --             --                --            (35)            (35)
                                              --------       --------       -----------       --------        --------

Balance December 31, 2001                      500,000            500                --            (61)            439

Net loss, March 31, 2002                            --             --                --        (30,000)        (30,000)
                                              --------       --------       -----------       --------        --------

Balance March 31, 2002                         500,000       $    500       $        --       $(30,061)       $(29,561)
                                              ========       ========       ===========       ========        ========


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     FROM MAY 3, 2000
                                                      THREE MONTHS ENDED MARCH 31,    (INCEPTION) TO
                                                         2002             2001         MARCH 31, 2002
                                                       --------         --------      ---------------
Cash flows from operating activities
  Net loss                                             $(30,000)        $    (17)        $(30,061)
                                                       --------         --------         --------

  Adjustments to reconcile net loss to net cash used in operating activities:

   Increase in accrued expenses                          30,000               --           30,000
                                                       --------         --------         --------

   Total adjustments                                     30,000               --           30,000
                                                       --------         --------         --------

  Net cash used in operating activities                      --              (17)             (61)
                                                       --------         --------         --------

Cash flows from financing activities:

Net proceeds from issuance of common stock                   --               --              500
                                                       --------         --------         --------

Net cash provided by financing activities                    --               --              500
                                                       --------         --------         --------

Net increase (decrease) in cash                              --              (17)             439

Cash, beginning of period                                   439              474               --
                                                       --------         --------         --------

Cash, end of period                                    $    439         $    457         $    439
                                                       ========         ========         ========


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002


NOTE 1            UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2001.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2001, which are included in Form 10-KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of operating results to be expected for a full year.

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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002


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

Concentration of Risk
---------------------
There were no cash balances at March 31, 2002 that exceed federal insurance limits.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at March 31, 2002 is as follows:

                  Basic weighted average number
                      of shares outstanding                         500,000

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002


NOTE 3            STOCKHOLDER'S EQUITY (DEFICIT)

Common Stock
------------
The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value.

On June 29, 2000, the Company issued 500,000 shares of common stock for an aggregate consideration of $500.

NOTE 4            STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan
-----------------------
On December 27, 2001, IWT Tesoro Corporation adopted the "Stock Incentive Plan." The Company's Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock. The aggregate total common stock that may be granted is 4,000,000 shares. Under the plan, no shares were granted for the three months ended March 31, 2002.

NOTE 5   EMPLOYMENT AGREEMENTS

On December 29, 2001, the sole stockholder and officer resigned, and a new officer and director was appointed. The Company entered into an employment agreement with the new director of the corporation to serve as President at an annual salary of $120,000, to be paid semi-annually. No salary has been paid. The officer and director signed a Salary Deferral Agreement with the Company stating that no salary will be paid until the Company has raised $500,000 in new equity.

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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002


NOTE 7   SUBSEQUENT EVENTS

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