Form 10QSB
period 2002-06-30
IWT TESORO CORP
filed 2002-10-18
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the period from April 1, 2002 to June 30, 2002

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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:   [X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's class of common equity, as of October 1, 2002: 10,800,000 shares.

Transitional Small Business Disclosure Format:  [ ] Yes   [X]No

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

ITEM 1:     FINANCIAL STATEMENTS


                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2002



                                     Assets

Current assets
Cash                                                                   $    439
                                                                       --------

Total current assets                                                   $    439
                                                                       ========


                     Liabilities and Stockholders' Deficit


Liabilities
Accounts payable and accrued expenses                                  $ 60,000
                                                                       --------

Total current liabilities                                                60,000
                                                                       --------

Stockholders' Deficit
  Common stock $.001 par value; 100 million shares
authorized; 600,000 issued and outstanding                                  600
  Additional paid in capital                                             19,900
Less: subscription receivable                                           (20,000)
  Deficit accumulated during the development stage                      (60,061)
                                                                       --------
                                                                        (59,561)
                                                                       --------

                                                                       $    439
                                                                       ========
                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                               MAY 3, 2000
                                                                                                               (INCEPTION)
                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,          TO JUNE
                                           2002               2001              2002              2001           30, 2002
                                         ---------         ---------         ---------         ---------         ---------
Income
Other income (net)                       $      --         $      --         $      --         $      --         $      --
                                         ---------         ---------         ---------         ---------         ---------

Expenses
General and administrative                      --                18                --                35                61
Salaries                                    30,000                --            60,000                --            60,000
                                         ---------         ---------         ---------         ---------         ---------

Net loss                                 $ (30,000)        $     (18)        $ (60,000)        $     (35)        $ (60,061)
                                         =========         =========         =========         =========         =========


Earnings per share
   Net loss per common share             $  (0.058)                         $  (0.116)
                                         =========                          =========

Weighted average of common shares
outstanding                                516,164                             516,164
                                         =========                           =========


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                  FROM MAY 3, 2000 (INCEPTION) TO JUNE 30, 2002

                                                                                                          DEFICIT
                                                                                                         ACCUMULATED
                                                                                                         THROUGH THE
                                                     COMMON STOCK            PAID IN    SUBSCRIPTION     DEVELOPMENT
                                                 SHARES         AMOUNT       CAPITAL     RECEIVABLE         STAGE          TOTAL
                                                --------        --------     --------     --------         --------       --------
Initial stock issuance, on June 29, 2000         500,000        $    500     $     --     $     --         $     --       $    500

Net loss, December, 31, 2000                          --              --           --           --              (26)           (26)
                                                --------        --------     --------     --------         --------       --------

Balance June 30, 2000                            500,000             500           --           --              (26)           474

Net loss, December 31, 2001                           --              --           --           --              (35)           (35)
                                                --------        --------     --------     --------         --------       --------

Balance December 31, 2001                        500,000             500           --           --              (61)           439

Issuance of common stock for cash,
on  May 5, 2002                                  100,000             100       19,900      (20,000)              --             --

Net loss, June 30, 2002                               --              --           --           --          (60,000)       (60,000)

                                                --------        --------     --------     --------         --------       --------

Balance June 30, 2002                            600,000        $    600     $ 19,900     $(20,000)        $(60,061)      $(59,561)
                                                ========        ========     ========     ========         ========       ========


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     FROM MAY 3, 2000
                                                        SIX MONTHS ENDED JUNE 30,     (INCEPTION) TO
                                                         2002             2001         JUNE 30, 2002
                                                       --------         --------         --------
Cash flows from operating activities
  Net loss                                             $(60,000)        $    (35)        $(60,061)
                                                       --------         --------         --------

  Adjustments to reconcile net loss to net cash used in operating activities:

   Increase in accrued expenses                          60,000               --           60,000
                                                       --------         --------         --------

   Total adjustments                                     60,000               --           60,000
                                                       --------         --------         --------

  Net cash used in operating activities                      --              (35)             (61)
                                                       --------         --------         --------

Cash flows from financing activities:

Net proceeds from issuance of common stock                   --               --              500
                                                       --------         --------         --------

Net cash provided by financing activities                    --               --              500
                                                       --------         --------         --------

Net increase (decrease) in cash                              --              (35)             439

Cash, beginning of period                                   439              474               --
                                                       --------         --------         --------

Cash, end of period                                    $    439         $    439         $    439
                                                       ========         ========         ========


                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002



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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of operating results to be expected for a full year.

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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002



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

Concentration of Risk
---------------------
There were no cash balances at June 30, 2002 that exceed federal insurance limits.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at June 30, 2002 is as follows:

                  Basic weighted average number
                      of shares outstanding                           516,164

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002


NOTE 3            STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
------------
The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value.

On June 29, 2000, the Company issued 500,000 shares of common stock for an aggregate consideration of $500.

On May 5, 2002, 100,000 shares of common stock valued at $0.001 per share were issued to a related party. At June 30, 2002, this is recorded by the Company as a subscription receivable. Subsequently, on August 22, 2002, the Company received payment for the subscription receivable.

NOTE 4            STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan
-----------------------
On December 27, 2001, IWT Tesoro Corporation adopted the "Stock Incentive Plan." The Company's Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock. The aggregate total common stock that may be granted is 4,000,000 shares. Under the plan, no shares were granted for the six months ended June 30, 2002.

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

On April 20, 2002, the initial director of the Company resigned and the board of directors appointed a new director.

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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002


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

Subsequent Events.

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