Form 10QSB
period 2002-09-30
IWT TESORO CORP
filed 2002-10-31
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the period from July 1, 2002 to September 30, 2002

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

              All references to Ponca shall mean IWT Tesoro Corp.

                                     PART I

ITEM 1:     FINANCIAL STATEMENTS

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2002



                                     Assets

Current assets
  Cash                                                                $   1,942
  Prepaid expenses                                                        1,500
                                                                      ---------
Total current assets                                                  $   3,442
                                                                      =========



                      Liabilities and Stockholders' Deficit


Liabilities
  Accounts payable and accrued expenses                               $  24,500
  Accrued salaries                                                       90,000
                                                                      ---------
Total current liabilities                                               114,500
                                                                      ---------

Stockholders' Deficit
  Preferred stock, $.001 par value; 25,000,000
  shares authorized; no shares issued and outstanding                        --
  Common stock $.001 par value; 100 million shares
  authorized; 1,800,000 issued and outstanding                              600
  Additional paid in capital                                             19,900
  Deficit accumulated during the development stage                     (131,558)
                                                                      ---------
                                                                       (111,058)
                                                                      ---------
                                                                      $   3,442
                                                                      =========

                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                From
                                                                                                             May 3, 2000
                                                                                                             (Inception)
                                      Three months ended September 30,   Nine months ended September 30,     To September
                                          2002              2001               2002          2001             30, 2002
                                      -----------      --------------      ---------      ---------          -----------
Income
  Other income (net)                  $        --      $           --      $      --      $      --          $        --
                                      -----------      --------------      ---------      ---------          -----------

Expenses
  General and administrative               41,497                  --         41,497             35               41,558
  Salaries                                 30,000                  --         90,000             --               90,000
                                      -----------      --------------      ---------      ---------          -----------

Net loss                              $   (71,497)     $           --      $(131,497)     $     (35)         $  (131,558)
                                      ===========      ==============      =========      =========          ===========


Earnings (Loss) per share
  Net loss per common share           $    (0.040)                         $  (0.081)
                                      ===========                          =========

Weighted average of common shares
  outstanding                           1,800,000                          1,624,110
                                      ===========                          =========



                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
               FROM MAY 3, 2000 (INCEPTION) TO SEPTEMBER 30, 2002

                                                                                         Deficit
                                                                                        Accumulated
                                                                                        Through the
                                               Common Stock      Paid in  Subscription  Development
                                             Shares     Amount   Capital   Receivable      Stage         Total
                                            ---------   ------   -------   ----------    ---------     ---------

Initial stock issuance, on June 29, 2000    1,500,000    $500    $    --    $     --     $      --     $     500

Net loss, December, 31, 2000                       --      --         --          --           (26)          (26)
                                            ---------    ----    -------    --------     ---------     ---------

Balance June 30, 2000                       1,500,000     500         --          --           (26)          474

Net loss, December 31, 2001                        --      --         --          --           (35)          (35)
                                            ---------    ----    -------    --------     ---------     ---------

Balance December 31, 2001                   1,500,000     500         --          --           (61)          439

Issuance of common stock for cash,
on  May 5, 2002                               300,000     100     19,900     (20,000)           --            --

Payment of subscription receivable                 --      --         --      20,000            --        20,000

Net loss, September 30, 2002                       --      --         --          --      (131,497)     (131,497)

                                            ---------    ----    -------    --------     ---------     ---------

Balance September 30, 2002                  1,800,000    $600    $19,900    $     --     $(131,558)    $(111,058)
                                            =========    ====    =======    ========     =========     =========



                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    From May 3, 2000
                                                  Nine months ended September 30,    (Inception) To
                                                          2002           2001       September 30, 2002
                                                       ---------      ---------     ------------------
Cash flows from operating activities
  Net loss                                             $(131,497)        $ (35)        $(131,558)
                                                       ---------         -----         ---------

  Adjustments to reconcile net loss to net cash used in operating activities:

  (Increase) decrease in prepaid expenses                 (1,500)           --            (1,500)
  Increase in accrued expenses                           114,500            --           114,500
                                                       ---------         -----         ---------

  Total adjustments                                      113,000            --           113,000
                                                       ---------         -----         ---------

  Net cash used in operating activities                  (18,497)          (35)          (18,558)
                                                       ---------         -----         ---------

Cash flows from financing activities:

  Net proceeds from issuance of common stock              20,000            --            20,500
                                                       ---------         -----         ---------

    Net cash provided by financing activities             20,000            --            20,500
                                                       ---------         -----         ---------

Net increase (decrease) in cash                            1,503           (35)            1,942
                                                                                       ---------
Cash, beginning of period                                    439           474                --
                                                       ---------         -----         ---------

Cash, end of period                                    $   1,942         $ 439         $   1,942
                                                       =========         =====         =========



                       See notes to financial statements.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of operating results to be expected for a full year.


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

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002


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

Concentration of Risk
---------------------
Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $1,942 at September 30, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at September 30, 2002 is as follows:

                  Basic weighted average number
                      of shares outstanding                          1,624,110

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 3            STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
------------
The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value.

On June 29, 2000, the Company issued 500,000 shares of common stock for an aggregate consideration of $500.

On May 5, 2002, 100,000 shares of common stock valued at $0.001 per share were issued to a related party.

On September 13, 2002, the Company authorized a stock split 3:1 of all issued and outstanding shares of common stock, effective September 23, 2002. Neither the Stock Incentive Plan nor the total authorized stock of the Company was affected by the forward stock split.

Preferred Stock
---------------
The Company is authorized to issue 25,000,000 shares of preferred stock at $0.001 par value.


NOTE 4            STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan
-----------------------
On December 27, 2001, IWT Tesoro Corporation adopted the "Stock Incentive Plan." The Company's Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock. The aggregate total common stock that may be granted is 4,000,000 shares. Under the plan, no shares were granted for the nine months ended September 30, 2002.


NOTE 5            EMPLOYMENT AGREEMENTS

On December 29, 2001, the sole stockholder and officer resigned, and a new officer and director was appointed. The Company entered into an employment agreement with the new director of the corporation to serve as President at an annual salary of $120,000, to be paid semi-annually. No salary has been paid. The officer and director signed a Salary Deferral Agreement with the Company stating that, for the period ending September 30, 2002 no deferred salary will be paid until the Company has raised $500,000 in new equity.

                             IWT TESORO CORPORATION
                       F/K/A PONCA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 6            AMENDMENT TO ARTICLES OF INCORPORATION

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


NOTE 7            GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has no operating history, no established source of revenue or earnings from operations, as well as an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters consists of a business combination with International Wholesale Tile, Inc. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the acquired company.


NOTE 8            SUBSEQUENT EVENTS


On January 5, 2002, the Company entered into a Memorandum of Understanding with International Wholesale Tile, Inc. for the Company to acquire 100% of the outstanding stock of the International Wholesale Tile, Inc. in exchange for 83% of the outstanding common stock of IWT Tesoro Corporation. For accounting purposes, IWT Tesoro Corporation will account for the acquisition as a capital transaction and as a recapitalization of International Wholesale Tile, Inc. This transaction closed October 1, 2002.

Following the closing with International Wholesale Tile, Inc., the three former stockholders of International Wholesale Tile, Inc. became directors of IWT Tesoro Corporation.

ITEM 2:           PLAN OF OPERATION

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

Subsequent Events.
------------------

Effective October 1, 2002, the Company acquired 100% of the outstanding common stock of International Wholesale Tile, Inc. in exchange for 83% of the then outstanding common stock of the Company.

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

(2) Filed as an Exhibit to the Company"s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002.

(3) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002.

(4) Filed as an Exhibit to the Company's Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002.

(5) Filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002.

             (b)         Reports on Form 8-K

(1) Form 8-K filed on October 1, 2002 with regard to Item 4. - Change in Registrant's Accountants and Item 5. - Other Events. (2) Form 8-K/A filed on October 8, 2002 with regard to Item 4- Change in Registrant's Accountants and
Item 5. - Other Events. (3) Form 8-K filed on October 15, 2002 with regard to
Item 2. - Acquisition or Disposition of Assets and Item 5. - Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      IWT TESORO CORPORATION


                                      BY: /s/ Henry J. Boucher, Jr.
                                          ----------------------------
                                              Henry J. Boucher, Jr., President

Dated:  October 30, 2002