Form 10KSB
period 2002-12-31
IWT TESORO CORP
filed 2003-02-26
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

Commission File No. 000-31267

IWT TESORO CORPORATION

(Name of Small Business Issuer in Its Charter)

NEVADA	91-2048019
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number

191 Post Road West, Suite 10, Westport, Connecticut 06880
(Address of Principal Executive Offices and Zip Code)

(203) 271-2770
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

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

Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, and 12.

State issuer’s revenues for its most recent fiscal year:  $25,387,708.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a date specified within the past 60 days:  $3,550,302.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  11,068,934 shares as of February 19, 2002.

Transitional Small Business Disclosure Format (check one)     Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

Generally

IWT Tesoro (“Tesoro”) is a Nevada corporation organized on May 3rd, 2000.  As of March 1, 2002, its principal place of business is located at 191 Post Road West, Westport, CT 06880, telephone number (203) 221-2770.  Tesoro was originally incorporated under the name “Ponca Acquisition Corporation” but changed its name on September 23, 2002 to IWT Tesoro Corporation.  At that time, Tesoro also undertook a three for one forward stock split and authorized 25.0 million shares of preferred stock, none of which are currently outstanding.

Effective October 1, 2002, Tesoro, an inactive reporting company, acquired all of the outstanding common stock of International Wholesale Tile, Inc.  (“IWT”) from the three IWT shareholders.  IWT is a wholesale distributor of imported ceramic, porcelain and stone tile, dealing mainly in imported floor tiles.  In exchange for the IWT stock, each of the three former IWT shareholders each received 3.0 million shares of Registrant’s common stock, which represented, as of the effective date, 83% of Tesoro’s outstanding common stock.

In January 2003, Tesoro organized IWT Tesoro International, Ltd., a Bermuda exempt company that will own our international trading subsidiaries.

In January 2003, Tesoro organized IWT Tesoro Transport, Inc.  (“Transport”).  Transport has applied to become a federally licensed freight broker that currently will manage both inbound and outbound freight for IWT.

For purposes of the following “Description of Business,” any reference to “we”, “us”, the “Company” refers to International Wholesale Tile, Inc.

Business and Growth Strategy

IWT believes that it has built its reputation by supplying quality products with outstanding customer service at competitive prices.  We also strive to stay up to date with the newest styles and trends in the ceramic tile and marble industry.  We also introduce high quality new products to the marketplace as soon as practicable.  We further believe that we have built confidence and loyalty among our customers by distributing our products only on a wholesale level and not selling direct to the consumer.

We will be moving to our new 147,000 square foot facility during the first quarter of 2003, which will enable us to stock more inventory for future growth.  We hope to increase our business with home center stores and regional stocking distributors.  We also plan to expand the Tesorotm line of products by building our proprietary Tesorotm brand awareness.  Through Tesoro, we also intend to further grow by acquisitions or mergers with existing regional distributors.  We also intend to expand our dealer network in our targeted market that will be served from Palm City, Florida.

Our short-term objectives are to:

•                  Raise equity capital for our organic growth,

•                  to expand our client base by expanding throughout the United States and continuing to be a preferred vendor for national buying groups who work directly with some of the largest home builders;

•                  to expand further into the home center business,

•                  Strengthen our consolidated balance sheet by reducing our debt to equity ratio, this will be mainly accomplished by using new equity to fund growth and eventually reduce debt, and

•                  Provide capital for geographic expansion through compatible business combinations.

On a long-term basis, we intend to look to acquire products and services that complement our products.  We also intend to establish subsidiaries based in Spain and Italy to handle our relationships with our manufacturers.

The United States Ceramic Tile Market

According to Market Studies, Inc., a recognized industry market research firm, the 2001 market for ceramic tile in the United States was approximately $2.1 billion, with approximately 2.3 billion square feet sold.  In their publication entitled “US Ceramic Tile Market-2002 Edition”, Market Studies, Inc. pointed to a market growth rate of approximately five to seven percent per year.  This growth rate is higher in the Sun Belt areas, including the southeastern United States where IWT currently operates.

Distributors like us base our distribution costs on a number of factors including

•                  factory cost

•                  freight (international and domestic)

•                  duty

Because ocean freight charges differ from country to country, our selling price is based on factors specific to each international manufacturer.   Nonetheless, all payments to our international manufacturers are in U.S.  dollars.  In addition to the factors described above, we also take into account that title to our products transfers at the port of the originating country.  We self-insure in the event of loss after title is taken.  However, to date, we have only incurred minimal losses with respect to products that have been lost after it acquired title.

IWT’s Products

We purchase our products on the world market.  Approximately 50% of our products are imported from Italy, 35% from Spain and 5% each from Brazil, Turkey and China.  Each foreign manufacturer has registered agents in the United States that work with us, as well as with other distributors.  We believe that we maintain close personal contact with our suppliers, visiting the plants regularly and working with suppliers to influence design, quality and reliability.

Our product types include ceramic tile, porcelain tile, tumbled marble, mosaic listellos and medallions, honed and filled marble, unfilled marble, resin travertine listellos, and polished medallions.  Each year, new products are added to our product line and items removed when a product is obsolete.  We define obsolescence as minimal sales in any consecutive 12-month period.

The following is a representative list of our manufacturers:

From Italy:

Ceramica Colli

Isla Tiles

Gruppo Elba

Ceramica Fondovalle

Gruppo Ceramiche Saicis

Acif Ceramiche

From Spain:

Ceramica Gomez

Metropol Ceramica

Geologica Tiles

Alfa Ceramica

Ceramicas Gaya

From Brazil:

Ceramica Chiarelli

Incepa Ceramicos

From Turkey:

Eczacibasi Vitra

Port - San

From China:

Free True Marble Limited

In May 2002, we introduced our proprietary brand Tesorotm.  Tesoro is a collection of porcelain tiles and decorative inserts, borders, and accents that will be marketed throughout the United States.

We import our products into the Port of Miami.  All our customers are approved by sales territory managers and must qualify as IWT customers.  Material is shipped to the customer base via our trucks or by common carrier.  We generally ship same day on orders placed before 2:00 p.m.  Most delivery points are one to two day services for the southeastern United States.  Local trucks deliver between Daytona Beach, Florida and Miami, Florida.  Each day, common carriers pick up materials near the end of the business day to deliver to other parts of the country.

IWT’s Customer Base and Distribution Channels

Our customer base currently consists of retail flooring dealers, lumberyards, home centers, regional distributors and national buying groups.  Currently our inside sales force services customers in the Southeastern United States by cut orders and pallets.  Customers outside this distribution area are supplied full pallets and truckloads.

We distribute our products through three separate channels.

•                  Our largest channel is the retail floor-covering dealer market.  This channel makes up about 80% of the sales revenue.  Those customers, who sell direct to the public, can be “cut to order” or “stocking” dealers/regional distributors.  We currently service approximately 2,000 customers in this channel through its sales personnel.

•                  The home center store market makes up the second channel of distribution for us.   These customers operate under blanket purchase orders.  The home center market offers us the opportunity to ship truck and container load volumes to central distribution hubs for final distribution by the customer.

•                  The third channel is made up of national buying groups.  These groups support independently owned, branded floor covering outlets with coordinated buying agreements that require us to market directly to each individual retail outlet.  This channel also includes large builders who staff and maintain captive design centers specifically for their own customers.

Channels two and three currently make up 20% of our current volume, but we believe that these channels have the potential to grow rapidly.  We maintain separate and coordinated sales forces for each of the channels of distribution.  IWT does not depend on any single customer for more than 1% of its sales.

Credit and Collection Procedures

We maintain strict criteria for credit approval:

•          Must complete IWT’s credit application;

•          Credit must be approved by IWT’s credit department; and

•          Typically IWT must receive a personal guaranty.

Once approved, typically customers receive 30-day terms.

Additionally, to be an IWT customer, a business must

•          Have a store front,

•          Sell retail and

•          Must have a forklift.

When sales orders are entered, our computer system notes if a customer is on credit hold.  If so, those orders are given to our credit department to determine whether the products can be shipped.  Customers are generally given a 15 day grace period and orders are held and not shipped once an invoice is 60 days or older.

Competition

We compete in the flooring industry with larger competitors that have regional locations.  Some of the national distributors we compete against are much larger than us and both manufacture and distribute all lines of flooring (i.e.  carpet, hardwood or vinyl).  We, on the other hand, concentrate exclusively on the tile and marble distribution.  On the regional level, importers act as distributors (a wholesaler) and at the same, time, sell directly to the end user (a retailer).  We believe that by selling directly to the end-user and also selling to dealers, a company is, in effect, competing against itself.

Employees.

IWT currently employs 65 non-union warehouse and administrative staff and 15 salespeople servicing its customer base.  IWT believes that its relationships with its employees are good.  Tesoro currently has one employee who serves as its Chief Executive Officer, President and Interim Chief Financial Officer.

ITEM 2.        DESCRIPTION OF PROPERTY

Tesoro currently subleases office space in Westport, Connecticut from Mentus Consulting LLC, an affiliate of Henry J.  Boucher, Jr., Tesoro’s Chairman, Chief Executive Officer, President and Interim Financial Officer.  The monthly base services fee is $1,418.00 and lease expires April 30, 2003.  Tesoro anticipates that it will be obtaining more permanent space in the near future.

IWT currently leases 82,875 square feet of office and warehouse space.  The original lease was signed in 1998 and was amended on June 25, 2001 for the lesser of (i) three years or (ii) thirty days after IWT’s new facility is available.  The currently monthly rent is $37,926.72 per month.

IWT leases office and warehouse space under a non-cancelable operating lease.  It does not begin paying rent until 30 days after the landlord completes construction, obtains a certificate of occupancy, and notifies IWT that it can occupy the premises.  IWT expects to obtain access to the new facility on or about April 1, 2003.  The new facility is for 147,000 square feet, of which 5,000 square feet is for office space and the remaining 142,000 square feet is for warehouse space.  The term of the lease is for 10 years as follows: The rate for 2003 will be $568,207 (representing $151,707 from the current lease and $416,500 for seven months under the new lease); the annual rate for the year 2004 will be $634,550; the annual rate for 2005 will be $649,250; the annual rate for 2006 will be $663,950; the annual rate for 2007 will be $678,650; and for the year 2008 and thereafter, the operating lease will be an aggregate of $3,866,100, for a total rate under the new lease of $6,909,000.

ITEM 3.        LEGAL PROCEEDINGS

Neither Tesoro nor any of its subsidiaries are parties to any legal proceedings.

ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Contemporaneous with the mailing of this Form 10-KSB to Tesoro Shareholders, Tesoro is including an Information Statement to elect nine Directors to its Board and to ratify the firm of Sewell and Company as its independent accountants.

IWT TESORO CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

IWT Tesoro Corporation and Subsidiary

Westport, CT

We have audited the accompanying consolidated balance sheets of IWT Tesoro Corporation and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWT Tesoro Corporation and Subsidiary as of December 31, 2002 and 2001, and the results of its operations, and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

SEWELL AND COMPANY, PA

Hollywood, Florida
January 17, 2003

IWT TESORO CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

Assets

	2002	2001
Current assets
Cash	$574,046	$402,500
Accounts receivable, net	2,875,532	2,068,556
Inventory	6,047,876	4,985,427
Prepaid expenses	286,820	23,022
Deferred tax asset	34,348	—
Total current assets	9,818,622	7,479,505

Property and equipment, net	2,712,422	2,116,571

Other assets
Deposits	9,173	2,915
Other receivables	64,205	40,452
Other receivables - related parties	5,500	26,913
Other assets	112,835	104,794
	191,713	175,074

	$12,722,757	$9,771,150

See notes to financial statements

IWT TESORO CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

Liabilities and Stockholders’ Equity

	2002	2001

Current liabilities
Accounts payable	$5,403,816	$4,043,787
Accrued expenses	126,340	109,091
Other current liabilities	24,723	19,562
Current portion of leases payable	47,222	34,509
Current portion of notes payable - other	48,780	52,215
Total current liabilities	5,650,881	4,259,164

Long term leases payable	108,438	83,632
Long term notes payable - related parties	448,712	463,072
Long term notes payable - other	64,872	134,722
Long term loan payable	4,864,778	3,958,578
	5,486,800	4,640,004

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 11,037,834 and 9,000,000 issued and outstanding at December 31, 2002 and 2001, respectively	11,038	9,000
Additional paid in capital	673,449	116,400
Less: subscription receivable	—	(84,000)
Retained earnings	900,589	830,582
	1,585,076	871,982

	$12,722,757	$9,771,150

See notes to financial statements

IWT TESORO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Revenue

Sales, net of discounts and returns	$25,387,708	$19,626,819
Cost of goods sold	15,268,535	12,629,138

Gross profit	10,119,173	6,997,681

Expenses
Payroll expense	3,841,761	2,479,814
Delivery expense	1,245,174	979,701
General and administrative	637,202	271,440
Lease expense	479,905	426,229
Depreciation	422,435	317,852
Insurance	324,699	232,520
Repairs and maintenance	250,378	120,336
Sales expenses	211,396	129,474
Advertising	203,838	74,680
Professional fees	150,085	78,952
Travel and entertainment	104,831	64,471
Bad debt	3,082	120,356
	7,874,786	5,295,825
Income from operations	2,244,387	1,701,856

Other income/(expenses)
Interest expense	(328,920)	(424,527)
Other income	9,526	10,069
Loss on settlement	(35,700)	—
Gain (loss) on disposal of equipment	5,979	(511)
Interest income	4,407	231
	(344,708)	(414,738)

Net income before taxes	1,899,679	1,287,118

Income tax benefit - deferred	34,348	—

Net income	$1,934,027	$1,287,118

Earnings per common share - basic and diluted	$0.18	$0.14

See notes to financial statements

IWT TESORO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002 AND 2001

			Additional Paid in Capital	Subscription Receivable	Retained Earnings	TOTAL
	Common Stock
	Shares	Amount
Balance, December 31, 2000	6,000,000	$6,000	$35,400	$—	$64,922	$106,322

Issuance of shares	3,000,000	3,000	81,000	(84,000)	—	—

Distributions	—	—	—	—	(521,458)	(521,458)

Net income, 2001	—	—	—	—	1,287,118	1,287,118

Balance, December 31, 2001	9,000,000	9,000	116,400	(84,000)	830,582	871,982

Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000	—	84,000

Recapitalization on October 1, 2002	1,800,000	1,800	(112,858)	—	—	(111,058)

Issuance of shares in exchanges for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees for services rendered (SIP)	75,900	76	205,613	—	—	205,689

Issuance of shares to directors (SIP)	40,000	40	108,360	—	—	108,400

Sub-total	10,930,900	$10,931	$358,150	—	$(1,033,438)	$(664,357)

Issuance of shares to consultants (SIP)	8,600	9	23,297	—	—	23,306

Issuance of shares in exchange for consulting services	10,000	10	27,090	—	—	27,100

Issuance of shares for cash	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Net income, 2002				—	1,934,027	1,934,027

Balance, December 31, 2002	11,037,834	$11,038	$673,449	$—	$900,589	$1,585,076

See notes to financial statements

IWT TESORO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Cash flows from operating activities:
Net Income	$1,934,027	$1,287,118

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	422,435	317,852
Loan amortization cost	26,575	51,659
Loss (gain) on sales of assets	(5,979)	511
Bad debt	8,505	99,000
Compensation in exchange for stock and options	405,145	—
(Increase) decrease in accounts receivable	(786,221)	(293,040)
(Increase) decrease in inventory	(1,062,449)	263,783
(Increase) decrease in prepaid expenses	(263,798)	(5,612)
(Increase) decrease in other assets	(50,988)	(130,857)
Increase (decrease) in accounts payable
and accrued expenses	1,231,915	(752,232)
Increase (decrease) in other liabilities	5,160	3,815
Total adjustments	(69,700)	(445,121)
Net cash provided by operating activities	1,864,327	841,997

Cash flows from investing activities:
Proceeds from sale of property	11,000	—
Cash payments for the purchase of property	(966,287)	(679,027)
Net cash used in investing activities	(955,287)	(679,027)

Cash flows from financing activities:
Proceeds from issuance of stocks	349,000	—
Proceeds from loans	26,010,639	19,682,105
Proceeds from loans from related party	10,640	205,000
Distributions to stockholders	(1,864,020)	(521,458)
Principal payments of stockholder loan	(25,000)	—
Principal payments on notes payable	(25,177,606)	(19,236,612)
Principal payment on capital leases	(41,147)	(28,969)
Net cash provided by (used in) financing activities	(737,494)	100,066

Net increase in cash and cash equivalents	171,546	263,036

Cash and cash equivalents, beginning of period	402,500	139,464

Cash and cash equivalents, end of period	$574,046	$402,500

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest expense	$302,345	$400,187

See notes to financial statements

Stockholders’ equity note:

As a result of the recapitalization on October 1, 2002, the Company is deemed to have issued 1,800,000 common shares to the stockholders of IWT Tesoro Corporation (f/k/a Ponca Acquisition Corp.).

On October 4, 2002, the Company issued 15,000 shares of common stock valued at $2.71 per share, or a total of $40,650 in exchange for legal services rendered in the amount of $4,950.  As a result, the Company recognized a loss on settlement of $35,700. The value of the stock was based on the private offering price of $3.00 per unit; each unit consisting of one share of common stock and 1½ warrants to purchase 1½ shares of common stock.  The warrants were priced using the Black-Scholes option-pricing model at the date of sale.  Accordingly, the average value of the warrants using the pricing model was $.29, and the value of each share was $2.71.

On October 4, 2002, the Company issued 10,000 shares of common stock valued at $2.71 per share, or a total of $27,100, to a director under the Stock Incentive Plan for past services rendered resulting in an immediate charge to operations.

On October 14, 2002, the Company issued 75,900 shares of common stock valued at $2.71 per share, or a total of $205,689, to employees under the Stock Incentive Plan for services rendered resulting in an immediate charge to operations.

On October 14, 2002, the Company issued 8,600 shares of common stock valued at $2.71 per share, or a total of $23,306, to four individuals under the Stock Incentive Plan in exchange for consulting services rendered resulting in an immediate charge to operations.

On October 14, 2002, the Company issued 30,000 shares of common stock valued at $2.71 per share, or a total of $81,300, to directors under the Stock Incentive Plan for past services rendered resulting in an immediate charge to operations.

On October 15, 2002, the Company issued 10,000 shares of common stock valued at $2.71 per share, or a total of $27,100, in exchange for consulting services rendered resulting in an immediate charge to operations.

See notes to financial statements

IWT TESORO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

IWT Tesoro Corporation was incorporated in the state of Nevada on May 3, 2000 as Ponca Acquisition Corporation.  On September 23, 2002, the Company changed the name of Ponca Acquisition Corporation to IWT Tesoro Corporation.

On October 1, 2002, IWT Tesoro Corporation (an inactive publicly held company) acquired 100% of the outstanding stock of International Wholesale Tile, Inc. (IWT) in exchange for 83% of its outstanding common stock in a transaction accounted for as a recapitalization of IWT.  IWT Tesoro Corporation and Subsidiary are hereinafter referred to as “the Company”.

The subsidiary (IWT) is a wholesale distributor of imported ceramic, porcelain, and stone tile, dealing mainly in imported floor tiles.

Accounting Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the face amount net of allowance for doubtful accounts.  Generally accepted accounting principles require that the allowance method be used to reflect bad debts.  A provision for doubtful accounts has been established to reflect an allowance for uncollectible amounts.

Inventories

Inventories consisting of tiles are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method (FIFO).

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 3 – 10 years.  Major expenditures for property acquisitions and those expenditures which substantially increase the estimated useful lives of the property, are capitalized. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

Income Taxes

Prior to the acquisition, the Company’s subsidiary had elected to be taxed as an S corporation according to the provisions of the Internal Revenue Service, and distributed profits totaling $521,458 for the year ended December 31, 2001.  A total of $1,864,020 was distributed through September 30, 2002.  Upon acquisition by the Company on October 1, 2002, International Wholesale Tile, Inc. ceased to qualify as an S corporation.  On October 1, 2002, the Company began accounting for income taxes under Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes.  SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. (See Note 9)

Revenue Recognition

Revenues are recognized when products are shipped.  Revenue is reduced for estimated customer returns and allowances.

Long Lived Assets

The Company continually evaluates the carrying value of property and equipment, goodwill and other intangible assets to determine whether there are any impairment losses.  If indicators of impairment are present, and future undiscounted cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to operations in the period identified based on the difference between the carrying value and the fair value of the asset.

No reduction for impairment of long-lived assets was necessary at December 31, 2002.

Stock Options

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising expense totaled $203,838 and $74,680 for the years ended December 31, 2002 and 2001, respectively.

Accounting Pronouncements

Statement No. 141, Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations.  Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination.  This statement is effective for business combinations initiated on or after July 1, 2001.  The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company’s financial position, results of operations or liquidity.

Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS No. 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition.  Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method.  Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs.  This statement is effective for all fiscal years beginning after December 15, 2001.  The Company believes that the implementation of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company’s financial position, results of operations or liquidity.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121).  Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 excludes goodwill and intangibles not being amortized among other exclusions.  SFAS No. 144 also supersedes the provisions of APB No. 30, Reporting the Results of Operations, pertaining to discontinued operations.  Separate reporting of a discontinued operation is still required, but SFAS No. 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary.  This statement is effective for all fiscal years beginning after December 15, 2001.  The Company believes that the implementation of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or liquidity.

Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, that, among other things, rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt.  With the rescission of SFAS No. 4, the early extinguishment of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes.  The provision is effective for fiscal years beginning after May 15, 2002.  The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).   The new standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation.  The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25.

Earnings per Share

Basic earnings per share for each year is computed by dividing income for the year by the weighted average number of common shares outstanding during the year.  Diluted earnings per share include the effects of common stock equivalents to the extent they are dilutive. At December 31, 2002 all common stock equivalents were antidilutive and therefore diluted earnings per share equaled basic earnings per share.

Basic and diluted weighted average number of shares outstanding is as follows:

	2002	2001

Basic and diluted weighted average number of shares outstanding	10,845,775	9,000,000

NOTE 2       CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $572,846 at December 31, 2002, which was insured for up to $100,000 per financial institution by the U.S. Federal Deposit Insurance Corporation.

The Company obtains detailed credit evaluations of customers and establishes credit limits as required and routinely assesses the financial strength of its customers.  The Company competes primarily in the sale of ceramic tile and marble markets and sells its products to a multitude of customers.  There is no disproportionate concentration of credit risk.

NOTE 3       ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Accounts receivable	$2,958,777	$2,172,556
Less allowance for doubtful accounts	(83,245)	(104,000)

	$2,875,532	$2,068,556

Bad debt expense for the years ended December 31, 2002 and 2001 was $3,082 and $120,356, respectively.

NOTE 4       INVENTORY

At December 31, 2002 and 2001, inventory consisted of the following:

	2002	2001

Tiles	$4,692,974	$4,304,102
Inventory in transit	1,354,902	681,325

	$6,047,876	$4,985,427

NOTE 5       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 consisted of the following:

	2002	2001	Depreciation Period in Years

Furniture and fixtures	$89,227	$77,832	5-10
Machinery and equipment	326,165	219,852	7-10
Vehicles	207,071	273,967	5
Display boards	607,978	364,079	5
Sample boards	2,379,533	1,715,190	10
Computer equipment	131,407	110,099	3-5
Leasehold improvements	108,220	108,219	7

	3,849,601	2,869,238
Less accumulated depreciation	(1,137,179)	(752,667)

	$2,712,422	$2,116,571

Depreciation expense for the years ended December 31, 2002 and 2001 was $422,435 and $317,852, respectively. (See Note 8)

NOTE 6       NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2002 and 2001 as follows:

	2002	2001
Notes Payable – Related Parties

Note payable to stockholder; interest rate 10% per year; due December 31, 2025; no prepayment penalty; subject to Subordination Agreement.	$88,712	$88,712

Note payable to stockholder; interest rate 10% per year; due December 31, 2025 no prepayment penalty; subject to Subordination Agreement.	240,000	254,360

Note payable to stockholder; interest rate 10% per year; due December 31, 2025 no prepayment penalty; subject to Subordination Agreement.	120,000	120,000

	$448,712	$463,072

Notes Payable – Related Parties

These notes may be paid down to a minimum balance of $85,000 in accordance with a Subordination Agreement dated November 13, 2002.

The total interest expense related to these loans was $56,532 and $45,785 at December 31, 2002 and 2001, respectively.

	2002	2001
Notes Payable – Unrelated Parties

Note payable to a company; 4.9% interest per year; monthly payments of $632 including interest; secured by a vehicle, due February 26, 2002. Loan paid off February 2002.	$0	$1,190

Note payable to a bank; 8.25% interest per year; monthly payments of $1,341 including interest; secured by a vehicle; due September 17, 2004.	26,143	39,440

Note payable to a bank; 8.9% interest per year; monthly payments of $1,457 including interest; secured by a vehicle; due December 29, 2005.	45,807	58,528

Note payable to a bank; 8.95% interest per year; monthly payments of $948 including interest; secured by computer software; due February 28, 2005.	22,291	31,195

Note payable to a bank; 8.9% interest per year; monthly payments of $640 including interest; secured by a vehicle; due February 27, 2006. Loan paid off February 2002.	0	26,586

Note payable to a company; 0% interest per year; monthly payments of $882; secured by a vehicle; due October 18, 2004.	19,411	29,998

	113,652	186,937
Less current portion	(48,780)	(52,215)

	$64,872	$134,722

The total interest expense related to these loans was $9,361 and $15,328 at December 31, 2002 and 2001, respectively.

Long-term debt maturities for all notes payable for each of the next five years and thereafter are as follows:

2003	$48,780
2004	46,456
2005	18,416
2006	0
2007	0
2008 & thereafter	448,712

$562,364

NOTE 7       LOAN PAYABLE

On November 21, 2000, the subsidiary (IWT) entered into a new loan and security agreement with a financial institution totaling $5,000,000 as a revolving loan, for a period of three years with an option to renew for one additional year.  This was amended and restated effective November 13, 2002, whereas the amount of the maximum credit was increased from $5,000,000 to $7,500,000.  The average interest rate was 5% and 6% for the years ended December 31, 2002 and 2001, respectively.  The subsidiary (IWT) owed $4,864,778 and $3,958,578 against these revolving loans at December 31, 2002 and 2001, respectively.

The subsidiary (IWT) is subject to a number of restricted covenants under the debt agreement.  The subsidiary (IWT) is in compliance with all covenants during the years ended December 31, 2002 and 2001.

The total interest expense related to these loans was $227,022 and $298,556 at December 31, 2002 and 2001, respectively.

NOTE 8       LEASES

Capital Leases

The Company’s property under capital leases is included in property and equipment (See Note 5) and is summarized as follows:

	2002	2001

Equipment	$266,672	$185,706
Less: Accumulated depreciation	(58,724)	(36,861)

Net assets under capital leases	$207,948	$148,845

NOTE 8       LEASES

Operating Leases

The Company leases office and warehouse space under a non-cancelable operating lease, which has an initial term of ten years.  The lease was signed in August 2001 for a 147,000 square foot warehouse and office facility.  The Company does not begin paying rent until 30 days after the landlord completes construction, obtains a certificate of occupancy and notifies the Company that it can occupy the premises.  It is anticipated that the Company will obtain access to the new facility on or about April 1, 2003 and begin paying rent on or about May 1, 2003.

At December 31, 2002, future minimum annual lease payments under operating and capital leases are as follows:

	Operating Lease	Capital Leases

2003	$568,207	$47,222
2004	634,550	42,256
2005	649,250	36,838
2006	663,950	24,483
2007	678,650	4,861
2008 and thereafter	3,866,100	0

	$7,060,707	$155,660

Total lease expense under operating leases was $479,905 and $426,229 for the years ended December 31, 2002 and 2001, respectively.

Total interest expense under capital leases was $9,429 and $13,199 for the years ended December 31, 2002 and 2001, respectively.

NOTE 9       INCOME TAXES

During the first nine months of 2002, the subsidiary, International Wholesale Tile Inc. was taxed as an S corporation according to the provisions of the Internal Revenue Code.  Accordingly, no provision or liability for Federal income taxes is reflected in the accompanying statements for that period of time.  Instead, the stockholders are liable for individual Federal income taxes on their respective share of the Company’s taxable income.  S corporations pay distribution of profits in lieu of dividends.

For the three months ended December 31 2002, the Company had a tax loss due to temporary differences. The Company has a federal net operating loss carryforward at December 31, 2002 of $335,005, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2022.  No valuation allowance has been recorded to offset the net deferred taxes due to the certainty of the Company’s ability to generate future taxable income.

The provision for income taxes at December 31, 2002 consisted of the following:

Current taxes	$0
Deferred taxes	34,347

Net deferred tax asset	$34,347

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

Deferred tax assets:
Loss carryforward	$76,546
Bad debt reserve	2,934
Less valuation allowance	0
79,480
Deferred tax liability:
Depreciation	(45,133)

Net deferred tax asset	$34,347

The Company’s tax expense differs from the “expected” tax expense for the period ended December 31, 2002 (computed by applying the Federal Corporate tax rate of 32% before taxes), as follows:

Statutory rate applied before income taxes	$29,496
State income taxes, net of federal income tax effect	4,851
Changes in valuation allowance	0

Income Tax Benefit	$34,347

NOTE 10     STOCKHOLDERS’ EQUITY

The Articles of Incorporation provide for the authorization of 25,000,000 shares of convertible preferred stock at $0.001, and 100,000,000 shares of common stock at $0.001 par value.  Each share of preferred stock is convertible into 1 share of common stock.

Common Stock

On May 12, 1994, 6,000,000 shares of common stock (as restated for the recapitalization) were issued for $0.0069 per share or a total of $41,400.  (See Note 13)

On January 1, 2001, 3,000,000 shares of common stock (as restated for the recapitalization) were issued for $0.028 per share or a total of $84,000.  (See Note 13)

Common Stock

As a result of the recapitalization (See Note 13) on October 1, 2002, the Company is deemed to have issued 1,800,000 common shares to the stockholders of IWT Tesoro Corporation (f/k/a Ponca Acquisition Corp.).

On October 4, 2002, the Company issued 15,000 shares of common stock valued at $2.71 per share or a total of $40,650 in exchange for legal services rendered in the amount of $4,950.  As a result, the Company recognized a loss on settlement of $35,700. The value of the stock was based on the private offering price of $3.00 per unit; each unit consisting of one share of common stock and 1½ warrants to purchase 1½ shares of common stock.  The warrants were priced using the Black-Scholes option pricing model at the date of sale.  Accordingly, the average value of the warrants using the pricing model was $.29, and the value of each share was $2.71.

On October 4, 2002, the Company issued 10,000 shares of common stock valued at $2.71 per share, based on the contemporaneous offering price, or a total of $27,100 to a director under the Stock Incentive Plan for past services rendered resulting in an immediate charge to operations.

On October 14, 2002, the Company issued 75,900 shares of common stock valued at $2.71 per share, based on the contemporaneous offering price, or a total of $205,689 to employees under the Stock Incentive Plan for services rendered resulting in an immediate charge to operations.

On October 14, 2002, the Company issued 8,600 shares of common stock valued at $2.71 per share, based on the contemporaneous offering price, or a total of $23,306 to four individuals under the Stock Incentive Plan in exchange for consulting services rendered resulting in an immediate charge to operations.

On October 14, 2002, the Company issued 30,000 shares of common stock valued at $2.71 per share, based on the contemporaneous offering price, or a total of $81,300 to directors under the Stock Incentive Plan for past services rendered resulting in an immediate charge to operations.

On October 15, 2002, the Company issued 10,000 shares of common stock valued at $2.71 per share, based on the contemporaneous offering price, or a total of $27,100 in exchange for consulting services rendered resulting in an immediate charge to operations.

On October 21, 2002, the Company issued 53,334 shares of common stock and 80,000 warrants for $3.00 per unit, or a total of $160,000, to accredited investors pursuant to the private offering. (See Note 17)

On November 28, 2002, the Company issued 20,000 shares of common stock and 30,000 warrants for $3.00 per unit, or a total of $60,000, to an accredited investor pursuant to the private offering. (See Note 17)

Common Stock

On December 2, 2002, 5,000 warrants were exercised for 5,000 shares of common stock at $3.00 per share, or a total of $15,000.

On December 26, 2002, the Company issued 10,000 shares of common stock and 15,000 warrants for $3.00 per unit, or a total of $30,000, to an accredited investor pursuant to the private offering.  (See Note 17)

NOTE 11     STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan

On December 27, 2001, IWT Tesoro Corporation adopted the “Stock Incentive Plan.”  The Company’s Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock.  Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock.  The aggregate total common stock that may be issued is 4,000,000 shares.  For the year ended December 31, 2002, 124,500 restricted shares were issued to employees, directors and consultants for services rendered.

On November 23, 2002, the Company granted 40,000 options to directors at an exercise price of $3.00 per share, expiring in ten years.  The options vest as follows: (a) 50% vested immediately; and (b) 50% to vest on November 23, 2003.

On November 23, 2002, the Company granted 400,000 options to directors at an exercise price of $3.00 per share, expiring in ten years. The options vest as follows: (a) 33% at such time as the Company’s common stock commences trading on the Over-The Counter (OTC) Bulletin Board (equivalent); (b) 33% at such time as the Company attains no less than a $50 million market cap for ten consecutive trading days; and (c) 34% when the Company achieves its 2003 revenue and profit targets.

In accordance with SFAS No. 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan.  Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2002.  Had compensation costs for the Company’s stock option been determined on the fair market value at the grant dates for the options, consistent with Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement No. 123), the Company’s results of operations for the year ended December 31, 2002 would have changed to the pro-forma amounts indicated.

		2002

Net income -	As reported	$1,934,027
	Pro-forma	$1,833,731

Net income per share basic -	As reported	$.18
	Pro-forma	$.17

For financial statement disclosure purposes, the fair market value of each stock option granted to officers and employees during 2002 was established at the date of grant using the Black-Scholes option pricing model in accordance with Statement No. 123, with the following assumptions:

Expected dividend yield	0%
Risk free interest rate	2.32%
Expected time of exercise	3 years
Expected volatility	0%

	Number of Securities Underlying Options	Percent of Total Authorized Options Available Under the Plan in Fiscal Year	Exercise or Base Price	Expiration Date	Value of Options at Grant Date Using an Option Pricing Model

Officers	440,000	11%	$3.00	11/23/2012	$0.20

No options were exercised at December 31, 2002.  Changes during the year are presented as follows:

Stock Options	Number of Options	Weighted Average Exercise Price

Balance at beginning of period	0	$0.00
Granted	440,000	3.00
Exercised	0	0.00
Forfeited	0	0.00

Balance at end of period	440,000

The following table summarizes information about stock options outstanding at December 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding at 12/31/02	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$3.00	440,000	9.9	$3.00	20,000	$3.00

NOTE 12     WARRANTS

The Company sold 125,000 warrants as part of the private offering held at the end of the year 2002, at an initial exercise price of $3.00 per share, expiring five years from the date of sale, exchangeable for 125,000 shares of outstanding stock.  At December 31, 2002, 5,000 warrants were exercised.

For purpose of valuing warrants, the Company used the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2002:

Expected dividend yield	0%
Risk free interest rate	2.27%
Expected time of exercise	3 years
Expected volatility	0%

The average value of the warrants at the sale date using the Black-Scholes option pricing model was $0.29.

Changes during the year are presented as follows:

	Number of Warrants	Common Stock	Weighted Average Exercise Price

Balance at beginning of period	0	$0
Granted	125,000	125,000	3.00
Exercised	5,000	5,000	3.00
Forfeited	0	0	0

Balance at end of period	120,000	120,000

The following table summarizes information about warrants outstanding at December 31, 2002:

	WARRANTS OUTSTANDING			WARRANTS EXERCISABLE
Range of Exercise Price	Number Outstanding at 12/31/02	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$3.00	120,000	4.9	$3.00	120,000	$3.00

The exercise price will increase by $.25 per share at the beginning of each calendar quarter following the first public sale of the Company’s common stock, pursuant to its effective Form 221 to be filed with the National Association of Securities Dealers.

NOTE 13     ACQUISITION

On October 1, 2002, the Company acquired International Wholesale Tile, Inc. In connection with the legal form of this transaction, International Wholesale Tile, Inc. became a wholly owned subsidiary of IWT Tesoro Corporation.  A total of 9,000,000 shares of common stock were issued for the acquisition.  For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of International Wholesale Tile, Inc.  The financial statements became those of International Wholesale Tile, Inc., with adjustments to reflect the changes in equity structure.  The operations are those of International Wholesale Tile, Inc. for all periods presented, and those of IWT Tesoro Corporation from the recapitalization date.  The accompanying consolidated balance sheets reflect the assets and liabilities at historical cost of IWT Tesoro Corporation and International Wholesale Tile, Inc. at December 31, 2002; and the assets and liabilities at historical cost of International Wholesale Tile, Inc. at December 31, 2001.

As part of the transaction, the Company and each of the three shareholders of International Wholesale Tile, Inc. entered into a repurchase agreement by which the three shareholders may sell a certain amount of the Company’s common stock back to the Company for a price based on an amount equal to 88% of the average trading price of the Company’s common stock so long as the stock is trading.  The amount of stock is generally up to 25,000 shares for the first year, up to 50,000 shares for the second year, and up to 75,000 shares for the third year.

NOTE  14    RELATED PARTY

The Company had a receivable at December 31, 2001 from a shareholder, who is also an officer, totaling $26,913.  At December 31, 2002, the balance of this loan was zero.  At December 31, 2002 and 2001, amounts due to the same related party totaled $88,712 each year. (See Note 6)

The Company had a receivable at December 31, 2002 from a related company totaling $5,500.  This loan occurred during the ordinary course of business, bearing no interest, and is due on demand.  In the opinion of management, this loan bears no more than normal credit risk.

NOTE 15     EMPLOYMENT AGREEMENTS

IWT Tesoro Corporation

On December 29, 2001, the board of directors of IWT Tesoro (Company) elected Henry J. Boucher, Jr. to serve as its president for an annual salary of $120,000.  Mr. Boucher had signed a Salary Deferral Agreement with the Company, which was terminated by the board of directors.  All deferred compensation for the year 2002 was paid to Mr. Boucher.  Mr. Boucher’s employment may be terminated for cause at any time and within 30 days without cause.

International Wholesale Tile, Inc.

At December 31, 2001, the subsidiary, IWT, had employment agreements with its officers for a term of one year.  On October 2, 2002, new agreements were entered into.

NOTE 16     PRIOR  PERIOD ADJUSTMENT

For the year ended December 31, 2001, an adjustment was made to the retained earnings of the Company to correct the amounts reported for bad debt, depreciation, payroll, and interest expense during 2000 and 1999.

NOTE 17     PRIVATE OFFERING

The Company adopted a subscription agreement on October 1, 2002 to commence a private offering of its common stock to accredited investors only for up to 1.0 million units at $3.00 per unit; each consisting of one (1) share of common stock and warrants to purchase 1½ shares initially at $3.00 per share.  The price of the warrants will increase by $.25 per share at the beginning of each calendar quarter following the first public sale of the common stock of IWT Tesoro Corporation pursuant to the Company’s form 211 to be filed with the National Association of Securities Dealers (NASD).

At December 31, 2002, the Company had raised $265,000 in units and warrants exercised.

NOTE 18     SEGMENT INFORMATION

The Company manages its operations as one segment and all revenue is derived from customers in the United States.

NOTE 19     SUBSEQUENT EVENTS

On January 8, 2003, the Company incorporated a subsidiary, IWT Tesoro International, Ltd. (ITIL).  This subsidiary was set up as a foreign subsidiary, to be based in Bermuda to handle future operations of foreign subsidiaries.

On January 24, 2003, the Company set up IWT Tesoro Transport, Inc. (ITTI).  Initially, this corporation will be a transport broker, but future plans include overland transport of tile from Florida to destinations within the United States and return shipments of other freight back to Florida.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           Market Information.  Currently, no trading market for Tesoro’s Common Stock exists at present and there has been no trading market to date.  We make no assurances that a trading market will ever develop or, if such a market does develop, that it will continue.  Through a market maker, Tesoro will be filing an application to traded its common stock on the Over The Counter (OTC) Bulletin Board.  We cannot assure anyone, however, that the application will be approved by the National Association of Securities Dealers (NASD) or if approved, when the approval will occur.  Additionally, even if the application is approved, unless we file a registration statement with the Securities and Exchange Commission to register shares of Common Stock  (whether shares to be issued by us or shares currently held by shareholders, for the next six months, there will only be a very limited number of shares (less than 400,000 shares) that will be available to be traded.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock”, for purposes relevant to Tesoro, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

(i)     that a broker or dealer approve a person’s account for transactions in penny stocks and

(ii)    the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, they must

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

(b)           Holders.  Through February 17, 2002, there were 141 holders of Tesoro’s Common Stock.  The issued and outstanding shares of Tesoro’s Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

(c)           Dividends.  Dividends, if any, will be contingent upon Tesoro’s revenues and earnings, if any, capital requirements and financial conditions.  The payment of dividends, if any, will be within the discretion of Tesoro’s Board of Directors.  Tesoro presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information
	Number of Securities to be issued upon Exercise of Outstanding options, warrants and rights(a)		Weighted- average Exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column(a))
Equity compensation plans approved by security holders	440,000		$3.00		3,435,500
Equity compensation plans not approved by security holders	-0	-	-0	-	-0-
Total	440,000		$3.00		3,435,500	(1)

(1)                                  The Company’s Stock Incentive Plan includes the right to grant options and to issue restricted stock and the Plan was approved by the Company’s then sole shareholder in December 2001.  This number includes securities reflected in the first column, “Number of Securities to be issued upon Exercise of Outstanding options, warrants and rights”.  This number also reflects 124,500 restricted shares that have been issued all pursuant to the Plan.

ITEM 6.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion regarding business, any statement of future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements.  You should not unduly rely on these statements.  Forward-looking statements involve assumptions and describe our plans, strategies, and expectations.  You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, or project.  This report contains forward-looking statements that address, among other things,

•                  our business and financing plans,

•                  regulatory environments in which we operate or plan to operate, and

•                  trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, roll out of products and services and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements (Cautionary Statements) include, among others,

•                  our ability to raise capital,

•                  our ability to continue distributing our products,

•                  our ability to provide our products and services at competitive rates,

•                  our ability to execute our business strategy in a competitive environment,

•                  our degree of financial leverage,

•                  regulatory considerations and risks related to international economies,

•                  risks related to market acceptance and demand for our products and services,

•                  our dependence on third party suppliers,

•                  the impact of competitive services,

•                  other risks referenced from time to time in our SEC filings.

All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

We were incorporated on May 5, 2000 as a Nevada corporation.  Our principal office is located at 191 Post Road West, Suite 10, Westport, CT 06880.  Any reference in this document to the company, our, we or us in this “Management’s Discussion and Analysis or Plan of Operations” refers to IWT Tesoro Corporation.

Effective October 1, 2002, Tesoro acquired International Wholesale Tile, Inc.  (IWT) through a share exchange and IWT became a wholly owned subsidiary of Tesoro.  We issued a total of 9.0 million shares of Tesoro common stock in exchange all of the IWT shares.  As part of the transaction, Tesoro and each of the three IWT shareholders entered into a repurchase agreement by which the three shareholders may sell a certain amount of Tesoro’s common stock back to Tesoro for a price based on an amount equal to 88% of the weighted average trading price

Through IWT, we provide hard floor and wall covering materials primarily ceramic, porcelain and granite tile to the new construction and remodeling industries for the commercial and residential marketplaces.  We distribute our products through a network of independently owned dealers and distributors, buying groups and home center retailers.  We currently purchase our products exclusively from foreign manufactures.  On October 1, 2002, we acquired IWT in share exchange transaction.  The transaction resulted in the original IWT shareholders then receiving 83% of our then outstanding stock and we received 100% of IWT outstanding stock.

Our primary source of revenue is the sale of hard flooring materials and our primary costs relate to the acquisition, carrying inventory and delivery of those products.  While sales are made throughout the United States, the majority of our sales are in the southeastern quadrant of the country.  The primary sources of working capital are a $ 7.5 million (US) revolving line of credit from a division of a large US commercial bank and from our suppliers who have extended us terms sufficient to convert our receivables to cash.  During 2003, we expect to begin trading our stock on a national market exchange and to raise equity through the public market.  This equity will be used to strengthen our balance sheet, provide liquidity to our investors and to provide capital for continued growth.  We are currently raising capital through a limited private offering.  Through February 28, 2003, we have raised $475,000 in this private offering.  These private equity funds are being used to fund corporate operations and expand the business.

In 2003, we have created two new wholly owned subsidiary companies.  IWT Tesoro International Ltd, a Bermuda based exempt company that will be the holding company for any international based ventures that we expect we will need to support the expansion of our US sales effort; and IWT Tesoro Transport, Inc., a Florida corporation that will handle our in and out bound freight operations.

Results of Operations for the year ending December 31, 2002

The following discussion and analysis should be read in conjunction with the financial and notes thereto that appear elsewhere in this document.  The table below sets forth certain operating data as a percentage of total revenue for the periods indicated.

	Fiscal Year Ending December 31
	2000	2001	2002

Revenues	100%	100%	100%

Cost of Goods Sold	68%	64%	60%

Gross Margin	32%	36%	40%

Operating Expenses	32%	29%	31%

Fiscal 2002 compared to Fiscal 2001

Sales for the year ended December 31, 2002 were $ 25,387,707 a 29% increase over sales for the year ended December 31, 2001.  This growth follows a 40% growth from 1999 to 2000 and a 31% growth from 2000 to 2001.  As a relative small player in a growing market, we expect our sales growth to continue for the next several years, albeit at a slightly reduced rate of between 20 and 25%.  The tile market in the United States is approximately $2.1 billion and is growing at a five to seven percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% in 2002 from 64% in 2001 and 68% in 2000.  While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.

Our earnings before interest, taxes and depreciation (EBITDA) grew from $2 million in 2001 to $2.65 million in 2002, a 31% growth rate.

In March of 2003, we will move into a new warehouse facility of nearly 147,000 square feet.  This new facility will allow us to increase our inventory and better serve our customers who rely upon us to meet the short lead times and limited inventory capacity that exist in their markets.  We should be able to improve the efficiency of our warehouse operations by simplifying the receiving and shipping functions.  We currently maintain between four and five million square feet of product in our facility, this will increase to between six and seven million square feet.  Our inventory turns, in 2002, were approximately 3.8 times, we plan to lower that about 3.2 during 2003 and to 3.0 in 2004.  Availability of product is a key success factor for us and is a good use of our capital.

Making it easy for our customers to sell product is another key success factor for us.  We have an extensive sampling and display program that augments the training and marketing support we provide our customers.  Our inventory of samples in the field with our customers represents a significant investment that is capitalized on our balance sheet.

Liquidity and Capital Resources

The Company had cash balances of $ 574,046 and $ 402,500 at the end of fiscal 2002 and 2001 respectively.  The Company has generated positive cash flow from operations for the last three years.

On November 21, 2000, our subsidiary, IWT, entered into a new loan and security agreement with a financial institution totaling $5,000,000 as a revolving loan, for a period of three years with an option to renew for one additional year.  This was amended and restated effective November 13, 2002 and the amount of the maximum credit was increased from $5,000,000 to $7,500,000.  IWT owed $4,864,778 and $3,958,578 against these revolving loans at December 31, 2002 and 2001, respectively.  IWT is subject to a number of restricted covenants under the debt agreement and is in compliance with all covenants during the years ended December 31, 2002 and 2001.  The total interest expense related to these loans was $227,022 and $298,556 at December 31, 2002 and 2001, respectively.

In October 2002, we commenced a private offering of our common stock to accredited investors for up to one million units at $3.00 per unit.  Each unit consists of one share of common stock and warrants to purchase 1-1/2 shares initially at $3.00 per share.  The price of the warrants will increase by $.25 per share at the beginning of each calendar quarter following the first public sale of Tesoro’s common stock.  As of December 31, 2002, the Company had raised $265,000 in units and 5,000 warrants were exercised.  All units were sold to accredited investors pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.  All of the investors were provided with, or otherwise had access to, information about the Company and its subsidiaries, including financial information.

We intend to raise additional capital annually through the public market during 2003.  There is no assurance that we will be able to raise capital at share prices acceptable to us.  However, these funds are not critical to our on-going operations.

As of February 28, 2003, we have raised an aggregate of $475,000 pursuant to the private offering.

ITEM 7.        FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item 7 follow the index of financial statements that appears at the end of Part I of this Form 10-KSB.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2002, Ponca Acquisition Corporation, now known as IWT Tesoro Corporation (the “Company”) notified the accounting firm of Magee, Rausch & Shelton, LLP, of Tulsa, OK (“MRS”) that MRS had been replaced as the Company’s principal accountant.  MRS reported on and audited the financial statements prepared by the Company for the period since inception (May 3, 2000) and ending July 15, 2000.

On August 23, 2002, the Company engaged the accounting firm of Sewell and Company of Hollywood, Florida, as its principal accountant to audit the financial statements prepared by the Company for the current fiscal year and for its past filings.  The decision to change accountants was recommended by the Company’s Board of Directors and was based on its belief that the Company’s operations would be more accessible and economically undertaken by a Florida SEC qualified accounting firm since its soon to be wholly-owned subsidiary, International Wholesale Tile, Inc.  (“IWT”) is a Florida corporation located in Palm City, Florida.

None of MRS’ reports on the financial statements for either the past two years contained an adverse opinion or a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles.  Additionally, during the Company’s two most recent fiscal years and any subsequent interim period preceding MRS’ dismissal, there were no disagreements with the Company’s former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

PART III

Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 12 (Certain Relationships and Related Transactions) have been incorporated by reference from our Definitive Information Statement, which will be filed with the Commission not later than 120 days after December 31, 2002.

Item 13.       Exhibits, List and Reports on Form 8-K.

(a)           Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation(1)
3.1.1	Articles of Amendment to Articles of Incorporation dated September 23, 2002.(3)
3.2.1	Bylaws(1)
3.2.2	Amended and Restated Bylaws(8)
3.3	Specimen Stock Certificate(1)
3.4.1	Audit Committee Charter(8)
3.4.2	Compensation Committee Charter(8)
3.4.3	Nominating and Governing Committee Charter(8)
10.1	Agreement with Peter Goss(1)
10.2	Shareholders Agreement(1)
10.3	2001 Ponca Acquisition Corporation Stock Incentive Plan.(2)
10.4	Employment Agreement between Ponca Acquisition Corporation and Henry Jr. Boucher, Jr. dated as of December 29, 2002.(2)
10.5	Memorandum of Understanding between Ponca Acquisition Corporation and the shareholders of International Wholesale Tile, Inc.(2)
10.6	Stock Purchase Agreement among the Shareholders of International Wholesale Tile, Inc., and IWT Tesoro Corporation, effective October 1, 2002.(5)
10.7	Termination of Shareholders Agreement(6)
10.8	Repurchase Agreement(7)
99.1	MRS’ letter to the Securities and Exchange Commission.(4)
99.2	Letter from Peter Goss regarding fiscal year end(5)
99.3	Certification by IWT Tesoro Corporation’s Chief Executive Officer and Interim Chief Financial Officer.

(1)	Filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000.

(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 4, 2003.

(7)	Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 4, 2003.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2003.

(b)	Reports on Form 8-K.

(1)	Form 8-K filed with the Commission on October 1, 2002 disclosing the change in the Company’s certifying accountant.
(2)	Form 8-K/A filed with the Commission on October 8, 2002 amending its disclosure concerning the change in the Company’s certifying accountant.
(3)	Form 8-K filed with the Commission on October 15, 2002 disclosing its acquisition of IWT and appointing new Directors.
(4)	Form 8-K filed with the Commission on November 12, 2002 disclosing the appointment of new outside directors, commencing a private offering, and filing a Form 211 with the NASD.
(5)	Form 8-K/A filed with the Commission on November 22, 2002 disclosing the audited financial information and proforma information concerning IWT.
(6)	Form 8-K/A filed with the Commission on December 4, 2002 amending the disclosure concerning the filing of a Form 211 with the NASD.

Item 14.       Control and Procedures.

(a)           Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

(b)           There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

By:	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

Date: February 26, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., Principal Executive Officer

/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., Interim Principal Financial Officer

/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director
James Edwards, Director

/s/ Paul F. Boucher
Paul F. Boucher, Director

/s/ Forrest Jordan
Forrest Jordan, Director

/s/ Grey Perna
Grey Perna, Director

/s/ James LaFond
James LaFond, Director

/s/ Allen Rosenberg
Allen Rosenberg, Director

/s/ Carl G. Anderson, Jr.
Carl G. Anderson, Jr., Director

/s/ Robert Rogers
Robert Rogers, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND

INTERIM CHIEF FINANCIAL OFFICER

I, Henry J. Boucher, Jr., President, Chief Executive Officer and Acting Chief Financial Officer of IWT Tesoro Corporation, certify that:

1.	I have reviewed this annual report on Form 10-KSB of IWT Tesoro Corporation for year ended December 31, 2002;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions abaout the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003	By: /s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr.,
President, Chief Executive Officer and Acting Chief Financial Officer