Form 10QSB
period 2003-03-31
IWT TESORO CORP
filed 2003-05-14
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2003 to March 31, 2003

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 0-31267

IWT TESORO CORPORATION

(Exact Name of Small Business Issuer in Its Charter)

Nevada	91-2048019
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5 Wicks Lane, Wilton, CT  06897

(Address of principal executive offices)

(203) 858-9951

(Issuer’s Telephone Number, including area code)

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

☒Yes                                     ☐No

State the number of shares outstanding of each of the issuer’s class of common equity, as of May 9. 2003:  11,200,502 shares.

Transitional Small Business Disclosure Format:   ☐Yes               ☒No

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003

PART I

ITEM 1:      FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets

	March 31, 2003	December 31, 2002
	(Unaudited)
Current assets
Cash	$664,358	$574,046
Accounts receivable, net	3,507,858	2,875,532
Inventory	8,496,466	6,047,876
Subscription receivable	130,000	—
Deferred tax asset	2,480	34,348
Prepaid expenses	325,587	286,820
Total current assets	13,126,749	9,818,622

Property and equipment, net	3,358,786	2,712,422

Other assets
Organization cost, net	7,895	—
Deposits	8,709	9,173
Other receivables	63,535	64,205
Other receivables - related parties	—	5,500
Other assets	112,835	112,835
	192,974	191,713

	$16,678,509	$12,722,757

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity

	March, 31 2003	December 31, 2002
	(Unaudited)
Current liabilities
Accounts payable	$7,726,994	$5,403,816
Accrued expenses	370,545	126,340
Other current liabilities	39,923	24,723
Current portion of lease payable	54,709	47,222
Current portion of notes payable - other	49,850	48,780
Total current liabilities	8,242,021	5,650,881

Long term lease payable	138,323	108,438
Long term notes payable - related parties	423,662	448,712
Long term notes payable - unrelated parties	51,911	64,872
Long term loan payable	5,591,361	4,864,778
	6,205,257	5,486,800

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued
Common stock, $0.001 par value, 100 million shares authorized, 11,200,502 and 11,037,834 issued and outstanding at March 31, 2003 and December 31, 2002, respectively issued and outstanding	11,200	11,038
Additional paid in capital	1,156,647	673,449
Retained earnings	1,063,384	900,589
	2,231,231	1,585,076

	$16,678,509	$12,722,757

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2003	2002
Revenue

Sales, net of discounts and returns	$6,734,765	$6,014,020
Cost of goods sold	4,079,608	3,612,316

Gross profit	2,655,156	2,401,704

Expenses
Payroll expense	1,132,831	771,201
Delivery expense	336,045	271,518
General and administrative	210,016	79,045
Depreciation and amortization	136,524	114,578
Lease expense	134,380	114,716
Professional fees	124,843	20,036
Repairs and maintenance	82,371	34,988
Insurance	74,828	82,351
Sales expenses	68,606	39,592
Travel and entertainment	54,460	33,625
Advertising	21,875	15,063
Bad debt	3,247	—
	2,380,026	1,576,713
Income from operations	275,130	824,991

Other income/(expenses)
Interest expense	(75,949)	(74,631)
Other income	835	709
Gain (loss) on disposal of assets	(5,352)	5,990
	(80,466)	(67,932)

Net income before taxes	194,664	757,059

Income tax - deferred	(31,869)	—

Net income	$162,795	$757,059

Earnings per common share - basic and diluted	$0.01	$0.08

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

	Common Stock		Additional Paid in Capital	Subscription Receivable	Retained Earnings	TOTAL
	Shares	Amount

Balance, December 31, 2001	9,000,000	$9,000	$116,400	$(84,000)	$830,582	$871,982

Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000	—	84,000

Recapitalization on October 1, 2002	1,800,000	1,800	(112,858)	—	—	(111,058)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees for services rendered (SIP)	75,900	76	205,613	—	—	205,689

Issuance of shares to directors (SIP)	40,000	40	108,360	—	—	108,400

Issuance of shares to consultants (SIP)	8,600	9	23,297	—	—	23,306

Issuance of shares in exchange for consulting services	10,000	10	27,090	—	—	27,100

Issuance of shares - private offering	83,334	83	249,917	—	—	250,000

Sub-total	11,032,834	$11,033	$658,454	$—	$(1,033,438)	$(363,951)

Exercise of warrants	5,000	5	14,995	—	—	15,000

Net income, 2002				—	1,934,027	1,934,027

Balance, December 31, 2002	11,037,834	11,038	$673,449	—	900,589	1,585,076

Issuance of shares - private offering	93,334	93	279,907	—	—	280,000

Exercise of warrants	10,000	10	29,990	—	—	30,000

Issuance of shares to employees for services rendered (SIP)	1,000	1	2,709	—	—	2,710

Issuance of shares to directors (SIP)	15,000	15	40,635	—	—	40,650

Issuance of shares - private offering	43,334	43	129,957	—	—	130,000

Net income, three months ended March 31, 2003					162,795	162,795

Balance, March 31, 2003 (Unaudited)	11,200,502	$11,200	$1,156,647	$—	$1,063,384	$2,231,231

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net Income	$162,795	$757,059

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,524	114,578
(Gain) loss on asset disposal	5,352	(5,990)
Compensation in exchange for stock and options	43,360	—
Bad debt	3,247	—
(Increase) decrease in accounts receivable	(632,326)	(785,763)
(Increase) decrease in inventory	(2,448,590)	1,290,938
(Increase) decrease in prepaid expenses	(38,767)	(61,751)
(Increase) decrease in other assets	(91,497)	(29,063)
Increase (decrease) in accounts payable and accrued expenses	2,560,072	(945,933)
Increase (decrease) in other liabilities	15,200	5,625
Total adjustments	(447,425)	(417,359)
Net cash provided by (used in) operating activities	(284,629)	339,700

Cash flows from investing activities:
Proceeds from sale of property	—	11,000
Cash payments for the purchase of property	(614,960)	(101,943)
Net cash used in investing activities	(614,960)	(90,943)

Cash flows from financing activities:
Proceeds from issuance of stocks	310,000	—
Proceeds from loans	6,788,000	5,350,000
Proceeds from loans from related party	—	10,650
Distributions to stockholders	—	(531,458)
Payments to stockholder loans	(25,050)	—
Principal payments on notes payable	(6,072,715)	(5,107,797)
Principal payment on capital leases	(10,334)	(10,287)
Net cash provided by (used in) financing activities	989,901	(288,892)

Net increase (decrease) in cash and cash equivalents	90,312	(40,135)

Cash and cash equivalents, beginning of period	574,046	402,500

Cash and cash equivalents, end of period	$664,358	$362,365

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest expense	$76,645	$74,631

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003

NOTE 1                 BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Wholesale Tile, Inc. (IWT), IWT Tesoro International, Inc. (International) and IWT Tesoro Transport, Inc. (Transport).  All significant inter-company balances and transactions have been eliminated.

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2002.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company’s audited financial statements for the fiscal year ended December 31, 2002, which are included in Form 10-KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of operating results to be expected for a full year.

NOTE 2                 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings per Share

Basic earnings per share for each year is computed by dividing income for the year by the weighted average number of common shares outstanding during the year.  Diluted earnings per share include the effects of common stock equivalents to the extent they are dilutive. At March 31, 2003 all common stock equivalents were antidilutive and therefore diluted earnings per share equaled basic earnings per share.

Basic and diluted weighted average number of shares outstanding at March 31st is as follows:

	2003	2002

Basic and diluted weighted average number of shares outstanding	11,081,516	9,000,000

NOTE 3                 CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $664,358 at March 31, 2003, which was insured for up to $100,000 per financial institution by the U.S. Federal Deposit Insurance Corporation.

The Company obtains detailed credit evaluations of customers and establishes credit limits as required and routinely assesses the financial strength of its customers.  The Company competes primarily in the sale of ceramic tile and marble markets and sells its products to a multitude of customers.  There is no disproportionate concentration of credit risk.

NOTE 4                 ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2003	December 31, 2002

Accounts receivable	$3,547,858	$2,958,777
Less allowance for doubtful accounts	(40,000)	(83,245)

	$3,507,858	$2,875,532

Bad debt expense for the three months ended March 31, 2003 was $3,247. There was no bad debt expense for the three months ended March 31, 2002.

NOTE 5                 INVENTORY

Inventory consisted of the following:

	March 31, 2003	December 31, 2002

Tiles	$7,022,025	$4,692,974
Inventory in transit	1,474,441	1,354,902

	$8,496,466	$6,047,876

NOTE 6                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2003	December 31, 2002	Depreciation Period in Years

Furniture and fixtures

$

199,589

$

89,227

5-10

Machinery and equipment

381,347

326,165

7-10

Vehicles	214,571	207,071	5
Display boards	677,827	607,978	5
Sample boards	2,553,378	2,379,533	10
Computer equipment	274,176	131,407	3-5
Leasehold improvements	314,740	108,220	7

	4,615,628	3,849,601
Less accumulated depreciation	(1,256,842)	(1,137,179)

	$3,358,786	$2,712,422

Depreciation expense for the three months ended March 31, 2003 and 2002 was $136,108 and $114,578, respectively. (See Note 9)

NOTE 7                 NOTES PAYABLE

The Company has outstanding notes payable as follows:

	March 31, 2003	December 31, 2002

Notes Payable – Related Parties	$423,662	$448,712
Notes Payable – Unrelated Parties	101,761	113,652

	525,423	562,364
Less current portion	(49,850)	(48,780)

	$475,573	$513,584

Interest expense for the three months ended March 31, 2003 and 2002 was $13,531 and $16,209, respectively.

Long-term debt maturities for all notes payable for the next five years and thereafter are as follows:

2003	$36,889
2004	46,456
2005	18,416
2006	0
2007	0
2008 & thereafter	423,662

$525,423

NOTE 8                 LOAN PAYABLE

On November 13, 2002, the subsidiary (IWT) renegotiated its existing line of credit to increase the amount of the maximum credit to $7,500,000.  The average interest rate was about 5% for the three months ended March 31, 2003.  IWT owed $5,591,361 at March 31, 2003, and $4,864,778 at December 31, 2002 against these revolving loans.

IWT is subject to a number of restricted covenants under the debt agreement.  IWT is in compliance with all covenants during the three months ended March 31, 2003.

Interest expense related to these loans for the three months ended March 31, 2003 and 2002 was $59,151 and $72,051, respectively.

NOTE 9                 LEASES

Capital Leases

The Company’s property under capital leases is included in property and equipment (See Note 6) and is summarized as follows:

	March 31, 2003	December 31, 2002

Equipment	$316,855	$266,672
Less: Accumulated depreciation	(66,332)	(58,724)

Net assets under capital leases	$250,523	$207,948

Operating Leases

The Company leases office and warehouse space under a non-cancelable operating lease, which has an initial term in excess of one year.  In May 2003, the Company took occupancy of a new warehouse and office facility in Palm City, Florida.   The Company also leases office space in Westport, Connecticut for its corporate headquarters.

At March 31, 2003, future minimum annual lease payments under operating and capital leases are as follows:

	Operating Lease	Capital Leases

2003	$454,427	$41,807
2004	634,550	51,611
2005	649,250	46,746
2006	663,950	34,977
2007	678,650	15,976
2008 and thereafter	3,866,100	1,915

	$6,946,927	$193,032

Total lease expense under operating leases was $134,380 and $114,716 for the three months ended March 31, 2003 and 2002, respectively.

Total interest expense under capital leases was $2,146 and $2,350 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 10               INCOME TAXES

At March 31, 2003 the Company had useable net operating loss carryforwards of approximately $161,000 for income tax purposes, available to offset future taxable income of the U.S. entity, expiring through 2022.  No valuation allowance has been recorded due to the certainty of the Company’s ability to generate future taxable income.

NOTE 11               STOCKHOLDERS’ EQUITY

The Articles of Incorporation provide for the authorization of 25,000,000 shares of convertible preferred stock at $0.001, and 100,000,000 shares of common stock at $0.001 par value.  Each share of preferred stock is convertible into 1 share of common stock.

Common Stock

During the three months ended March 31, 2003, the Company issued 136,668 shares of common stock and 205,002 warrants for $3.00 per unit, or a total of $410,000, to accredited investors pursuant to the private offering. (See Note 14)

On March 3, 2003, the Company issued 1,000 shares of common stock valued at $2.71 per share, based on the contemporaneous offering price, or a total of $2,710 to employees under the Stock Incentive Plan for services rendered resulting in an immediate charge to operations.

On February 18th and February 25th, 2003, the Company issued 15,000 shares of common stock valued at $2.71 per share, based on the contemporaneous offering price, or a total of $40,650 to directors under the Stock Incentive Plan for services rendered resulting in an immediate charge to operations.

On February 26, 2003, 10,000 warrants were exercised for 10,000 shares of common stock at $3.00 per share, or a total of $30,000.

NOTE 12               STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan

On December 27, 2001, IWT Tesoro Corporation adopted the “Stock Incentive Plan.”  The Company’s Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock.  Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock.  The aggregate total common stock that may be issued is 4,000,000 shares.  For the three months ended March 31, 2003, 16,000 restricted shares were issued to employees and directors for services rendered.  The total number of restricted shares issued under the Stock Incentive Plan is 140,500 through March 31, 2003.

In accordance with SFAS No. 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan.  Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2002.  Had compensation costs for the Company’s stock option been determined on the fair market value at the grant dates for the options, consistent with Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement No. 123), the Company’s results of operations for the year ended December 31, 2002 would have changed to the pro-forma amounts indicated.  No options were issued during the three months ended March 31, 2003.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

		March 31, 2003	December 31, 2002

Net income -	As reported	$162,795	$1,934,027
	Pro-forma	$162,795	$1,833,731

Net income per share basic -	As reported	$0.01	$.18
	Pro-forma	$0.01	$.17

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

NOTE 14               PRIVATE OFFERING

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

From adoption of the subscription agreement on October 1, 2002 through March 31, 2003, the Company sold 220,000 units for a total of $660,000.  In addition, 15,000 warrants were exercised for a total of $45,000.

NOTE 15               SEGMENT INFORMATION

The Company manages its operations as one segment and all revenue is derived from customers in the United States.

NOTE 16               NEW SUBSIDIARIES

On January 8, 2003, the Company incorporated a subsidiary, IWT Tesoro International, Ltd. (ITIL).  This subsidiary was set up as a foreign subsidiary, to be based in Bermuda to handle future operations of foreign subsidiaries.  Organizational costs related to the incorporation totaling $8,311 were capitalized and are being amortized over 5 years.  Amortization expense for the three months ended March 31, 2003 was $416.

On January 24, 2003, the Company set up IWT Tesoro Transport, Inc. (ITTI).  Initially, this corporation will be a transport broker, but future plans include overland transport of tile from Florida to destinations within the United States and return shipments of other freight back to Florida.

NOTE 17               SUBSEQUENT EVENT

On April 11, 2003, the Company filed a registration statement with the Securities and Exchange Commission to register 250,000 units to be sold to the public at $5.50 per unit.  Each unit consists of one share of common stock and one warrant to purchase one share at $7.00 per share for three years.

ITEM 2:      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read along with our financial statements, which are included in another section of this prospectus.  This discussion contains forward-looking statements about our expectations for our business and financial needs.  These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations.  The cautionary statements made in this Prospectus should be read as applying to all forward-looking statements in any part of this prospectus.

We were incorporated on May 5, 2000 as a Nevada corporation.  Our principal office is located at 191 Post Road West, Suite 10, Westport, CT  06880.  Any reference in this “Management’s Discussion and Analysis or Plan of Operations”  discussion to “the company,” “our,” “we” or “us” refers to Tesoro.

Effective October 1, 2002, we acquired International Wholesale Tile, Inc. (IWT) through a share exchange and IWT became our wholly owned subsidiary.  We issued a total of 9 million shares of our common stock in exchange all of the IWT shares.  As part of the transaction, Tesoro and each of the three IWT stockholders entered into a repurchase agreement by which the three stockholders may each sell a total of 150,000 shares of Tesoro’s common stock over a three-year period back to us for a price based on an amount equal to 88% of its then weighted average trading price.

Through IWT, we provide hard floor and wall covering materials primarily ceramic, porcelain and granite tile to the new construction and remodeling industries for the commercial and residential marketplaces. We distribute our products through a network of independently owned dealers and distributors, buying groups and home center retailers.  We currently purchase our products exclusively from foreign manufacturers.

Our primary source of revenue is the sale of hard flooring materials and our primary costs relate to the acquisition, carrying inventory and delivery of those products.  While sales are made throughout the United States, the majority of our sales are in the southeastern quadrant of the country.  The primary sources of working capital are a $ 7.5 million (US) revolving line of credit from a division of a large US commercial bank, our suppliers who have extended us terms sufficient to convert our receivables to cash and stockholders equity.  During 2003, we expect to begin trading our stock on the OTCBB and to raise equity through the public market.  Any new equity raised will be used to strengthen our balance sheet and to provide capital for continued growth.

In 2003, we have created two new wholly owned subsidiary companies.  The first is IWT Tesoro International Ltd, a Bermuda based exempt company .  International will serve as the holding company for any international based ventures we need to support expanding our sales effort.  The other subsidiary is IWT Tesoro Transport, Inc., a Florida corporation, and a licensed freight broker that will handle our in and out bound freight operations.

Results of Operations for the quarter ending March 31, 2003.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document.  The table below sets forth certain operating data as a percentage of total revenue for the periods indicated.

Quarter Ending March 31, 2003

	2001	2002	2003
Revenues
Cost of Goods Sold
Gross Margin
Operating Expenses

March 31, 2003 compared to March 31, 2003  UPDATE

Sales for the year ended December 31, 2002 were $ 25,387,707 a 29% increase over sales for the year ended December 31, 2001.  This growth follows a 40% growth from 1999 to 2000 and a 31% growth from 2000 to 2001.  As a relatively small player in a growing market, we expect our sales growth to continue for the next several years, albeit at a slightly reduced rate of between 20% and 25%.  The tile market in the United States is approximately $2.1 billion and is growing at a five to seven percent rate.  Our share of this market is approximately 1%.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% in 2002 from 64% in 2001 and 68% in 2000.  While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) grew from $2 million in 2001 to $2.65 million in 2002, a 31% growth rate.

In early April 2003, we moved into a new warehouse facility of nearly 147,000 square feet, an increase of nearly 50% over the previous facility.  5,000 square feet of the new facility is for office space.  This new facility will allow us to increase our inventory and better serve our customers who rely upon us to meet the short lead times and limited inventory capacity that exist in their markets.  We hope to improve the efficiency of our warehouse operations by simplifying the receiving and shipping functions.  We currently maintain between four and five million square feet of product in our facility and expect that this will increase to between six and seven million square feet.  Our inventory turns, in 2002, were approximately 3.8 times.  We expect to lower those turns to about 3.2 during 2003 and to 3.0 in 2004, however we cannot assure anyone that we will be successful in attaining these expectations.  Availability of product is a key success factor for us and is a good use of our capital.

Making it easy for our customers to sell product is a key success factor for us.  We have an extensive sampling and display program that augments the training and marketing support we provide our customers.  Our inventory of samples in the field with our customers represents a significant investment that is capitalized on our balance sheet.

Liquidity and Capital Resources  UPDATE

We had cash balances of $                  and $                  at the end of March 31, 2003 and 2002, respectively.  We have generated positive cash flow from operations for the last three years.

In October 2002, we commenced a private offering of our common stock to accredited investors for up to one million units at $3.00 per unit.  Each unit consists of one share of common stock and warrants to purchase 1-1/2 shares initially at $3.00 per share for five years from the date the warrant was issued.  The price of the warrants will increase by $.25 per share at the beginning of each calendar quarter following the first public sale of Tesoro’s common stock and continuing through the expiration he expiration date.  During the three months ended

During the three months ended March 31, 2003, the Company issued 136,668 shares of common stock and 205,002 warrants for $3.00 per unit, or a total of $410,000, to      accredited investors pursuant to a private offering.  Each of these investors was provided with, and had access to information concerning the Company, including financial information.

On February 26, 2003, 10,000 warrants were exercised for 10,000 shares of common stock at $3.00 per share, or a total of $30,000.

The proceeds from the offering and the warrant exercises were used for general corporate purposes, including paying fees to outside professionals and working capital.

We intend to raise additional capital through the public market during 2003 for expansion.  We can make no assurances, however, that we will be able to raise capital at share prices acceptable to us.  However, currently these funds are not critical to our on-going operations.

Subsequent Events

On April 11, 2003, the Company filed a registration statement with the Securities and Exchange Commission to register 250,000 units to be sold to the public at $5.50 per unit.  Each unit consists of one share of common stock and one warrant to purchase one share at $7.00 per for three years.

ITEM 3: CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.      CHANGES IN SECURITIES

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.      OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits

Exhibit Number	Description

1.1	Selected Dealers Agreement (9)
3.1	Articles of Incorporation (1)
3.1.1	Articles of Amendment to Articles of Incorporation dated September 23, 2002(3)
3.2.1	Bylaws (1)
3.2.2	Amended and Restated Bylaws (8)
3.3.1	Specimen Stock Certificate (1)
3.3.2	Audit Committee Charter (8)
3.3.3	Compensation Committee Charter (8)
3.3.4	Nominating And Governing Committee Charter (8)
3.4.1	Code of Ethics for Senior Financial Officers (9)
4.1.1	Form of Warrant Agreement (9)
4.1.2	Form of Stock Certificate (9)
4.1.3	Form of Lock-Up Agreement (9)
10.1	Agreement With Peter Goss (1)
10.2	Stockholders Agreement (1)
10.3	2001 Ponca Acquisition Corporation Stock Incentive Plan. (2)
10.4	Employment Agreement Between Ponca Acquisition Corporation And Henry Jr. Boucher, Jr. Dated As Of December 29, 2002. (2)
10.5	Memorandum Of Understanding Between Ponca Acquisition Corporation And The Stockholders Of International Wholesale Tile, Inc. (2)

10.6	Stock Purchase Agreement Among The Stockholders Of International Wholesale Tile, Inc., And IWT Tesoro Corporation, Effective October 1, 2002. (5)
10.7	Termination Of Stockholders Agreement (6)
10.8	Repurchase Agreement (7)
10.9	Form of Indemnity Agreement (9)
22.	Subsidiaries of Registrant (9)
99.1	MRS’ Letter To The Securities and Exchange Commission. (4)
99.2	Letter from Peter Goss regarding fiscal year end (5)

(1)	Filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000.

(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 4, 2003.

(7)	Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 4, 2003.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2003.

(9)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on April 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

May 14, 2003	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

May 14, 2003	/s/Forrest Jordan
Forrest Jordan, Chief Financial Officer

CERTIFICATION

I, Henry J. Boucher, Jr., President, Chief Executive Officer of IWT Tesoro Corporation, certify that:

1. I have reviewed this annual report on Form 10-QSB of IWT Tesoro Corporation for the quarter ended January 31, 2003;

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

4.     The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003	By:	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr.,
President and Chief Executive Officer

CERTIFICATION

I, Forrest Jordan, Chief Financial Officer of IWT Tesoro Corporation, certify that:

1. I have reviewed this annual report on Form 10-QSB Q of IWT Tesoro Corporation for the quarter ended January 31, 2003;

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

4.     The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003	By:	/s/ Forrest Jordan
Forrest Jordan,
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. sec. 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of IWT Tesoro Corporation (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Henry J. Boucher, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 14, 2003	/s/Henry J. Boucher, Jr.
Henry J. Boucher, Jr.,
President and Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. sec. 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of IWT Tesoro Corporation (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Forrest Jordan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 14, 2003	/s/Forrest Jordan
Forrest Jordan
Chief Financial Officer