Form 10QSB/A
period 2003-03-31
IWT TESORO CORP
filed 2003-05-14
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

The following discussion should be read along with our financial statements, which are included in another section of this prospectus.  This discussion contains forward-looking statements about our expectations for our business and financial needs.  These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations.  The cautionary statements made in this report should be read as applying to all forward-looking statements in any part of this report.

We were incorporated on May 5, 2000 as a Nevada corporation.  Our principal office is located at 191 Post Road West, Suite 10, Westport, CT  06880.  Any reference in this “Management’s Discussion and Analysis or Plan of Operations”  discussion to “the company,” “our,” “we” or “us” refers to Tesoro.

Effective October 1, 2002, we acquired International Wholesale Tile, Inc. (IWT) through a share exchange and IWT became our wholly owned subsidiary.  We issued a total of 9 million shares of our common stock in exchange for all of the IWT shares.  As part of the transaction, Tesoro and each of the three IWT stockholders entered into a repurchase agreement by which the three stockholders may each sell a total of 150,000 shares of Tesoro’s common stock over a three-year period back to us for a price based on an amount equal to 88% of its then weighted average trading price.

Through IWT, we provide hard floor and wall covering materials primarily ceramic, porcelain and stone tiles to the new construction and remodeling industries for the commercial and residential marketplaces. We distribute our products through a network of independently owned dealers and distributors, buying groups and home center retailers.  We currently purchase our products predominately from foreign manufacturers.

Our primary source of revenue is the sale of hard flooring and wall covering materials and our primary costs relate to the acquisition, warehousing and delivery of those products.  While sales are made throughout the United States, the majority of our sales are in the southeastern quadrant of the country.  The primary sources of working capital are a $ 7.5 million (US) revolving line of credit from a division of a large US commercial bank, our suppliers who have extended us terms, and stockholders’ equity.  During 2003, we expect to begin trading our stock on the OTC-BB and to raise equity through the public market.  Any new equity raised will be used to strengthen our balance sheet and to provide capital for continued growth.

In 2003, we have created two new wholly owned subsidiary companies.  The first is IWT Tesoro International Ltd, a Bermuda based exempt company.  A Bermuda exempt company is a company domiciled in Bermuda that is not actively involved in trade or business on the island and is therefore exempt from certain licensing requirements.  International will serve as the holding company for any international based ventures we need to support expanding our sales effort.  The other subsidiary is IWT Tesoro Transport, Inc., a Florida corporation, and a licensed freight broker that will handle our in and out bound freight operations.

Results of Operations for the quarter ending March 31, 2003.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document.  The table below sets forth certain operating data as a percentage of total revenue for the periods indicated.

Quarter Ending March 31,
	2001	2002	2003
Revenues	4,513,755	6,014,020	6,734,765
Cost of Goods Sold	2,995,589	3,612,316	4,079,608
Gross Margin	33.6	39.9	39.4
Operating Expenses	1,242,024	1,576,713	2,385,765

March 31, 2003 Compared to March 31, 2002

Sales for the quarter ended March 31, 2003 were $6,734,765 a 12% increase over sales for the quarter ended March 31, 2002.  This growth follows a 33% growth from 2001 to 2002.  We are a relatively small player in a growing market.  We are entering new markets and adding new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years.   Our share of this market is approximately 1%.  The tile market in the United States is approximately $2.1 billion and is growing at a five to seven percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% in 2002 from 64% in 2001 and 68% in 2000.  While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) grew from $2 million in 2001 to $2.65 million in 2002, a 31% growth rate.  EBITDA is a concept used by financial managers to compare businesses that operate in different industries with different capital needs, tax circumstances and debt structure.  It is not a GAAP concept and should not be used as the only measure of a company’s financial performance.  Investors should refer to the financial statements included in this document before making any investment decisions.

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

Making it easy for our customers to sell product is a key success factor for us.  We have an extensive sampling and display program that augments the training and marketing support we provide our customers.  Our inventory of samples in the field with our customers represents a significant investment that is capitalized as property and equipment.  The net value on March 31, 2003 and December 31, 2002 was $1,903,929 and $1,793,026, respectively on our balance sheet.

Operating expenses for the quarters ended March 31, 2003 and March 31, 2002 were $2,385,765 and $1,576,713, respectively.  This increase of 51.3% was a result of investments being made in people, infrastructure and corporate organization for future growth.  With the acquisition of IWT in October 2002, we began to incur certain professional and operating expenses that are not reflected in the comparable period for 2002.  In addition, we began to issue common stock to non-executive employees, outside directors and suppliers under the incentive stock plan.  Generally Accepted Accounting Principles require that these shares be expensed in the period they are issued at the fair market value of these shares.  We expect these expenses to continue.

The first quarter of fiscal year 2003 also saw the increase in our sales staff at IWT in anticipation of its expansion of the buying group and home center store channels.  We expect these increased expenses to generate proportionate sales growth in the future.

Liquidity and Capital Resources

We had cash balances of $664,358 and $574,046 at the end of March 31, 2003 and December 31, 2002, respectively.  We have generated positive cash flow from operations for the last three years.

In October 2002, we commenced a private offering of our common stock to accredited investors for up to one million units at $3.00 per unit.  Each unit consists of one share of common stock and warrants to purchase 1-1/2 shares initially at $3.00 per share for five years from the date the warrant was issued.  The price of the warrants will increase by $.25 per share at the beginning of each calendar quarter following the first public sale of Tesoro’s common stock and continuing through the expiration date.

During the three months ended March 31, 2003, the Company issued 136,668 shares of common stock and 205,000 warrants for $3.00 per unit, or a total of $410,000, to 7 accredited investors pursuant to a private offering.  Each of these investors was provided with, and had access to information concerning the Company, including financial information.

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

As part of the Registration Statement, we also registered approximately 1.1 million shares held by certain stockholders.  Of those shares, approximately 350,000 shares are not subject to any lock-up period.  The remaining shares are subject to either a six-month or twelve-month lock-up.

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
Forrest Jordan, Chief Financial Officer

CERTIFICATION

I, Henry J. Boucher, Jr., President, Chief Executive Officer of IWT Tesoro Corporation, certify that:

1. I have reviewed this annual report on Form 10-QSB/A of IWT Tesoro Corporation for the quarter ended January 31, 2003;

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
Henry J. Boucher, Jr.,
President and Chief Executive Officer

CERTIFICATION

I, Forrest Jordan, Chief Financial Officer of IWT Tesoro Corporation, certify that:

1. I have reviewed this annual report on Form 10-QSB/A of IWT Tesoro Corporation for the quarter ended January 31, 2003;

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
Forrest Jordan,
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. sec. 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of IWT Tesoro Corporation (the “Company”) on Form 10-QSB/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Henry J. Boucher, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
Henry J. Boucher, Jr.,
President and Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. sec. 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of IWT Tesoro Corporation (the “Company”) on Form 10-QSB/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Forrest Jordan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 14, 2003	/s/Forrest Jordan
Forrest Jordan
Chief Financial Officer