Form 10QSB/A
period 2003-03-31
IWT TESORO CORP
filed 2003-06-27
CIK 1119190

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

101 Post Road West, 5 Wicks Lane, Westport, CT 06880
(Address of principal executive offices)

(203) 221-2770
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

☒Yes                   ☐No

State the number of shares outstanding of each of the issuer’s class of common equity, as of June 17, 2003:  11,205,502 shares as of June 13, 2003

Transitional Small Business Disclosure Format:   ☐Yes         ☒No

PART 1

ITEM 1:  FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)

Assets
Current assets
Cash	$664,358	$574,046
Accounts receivable, net	3,507,858	2,875,532
Inventory	8,496,466	6,047,876
Subscription receivable	130,000	—
Deferred tax asset	2,480	34,348
Prepaid expenses	325,587	286,820
Total current assets	13,126,749	9,818,622
Property and equipment, net	3,358,786	2,712,422
Other assets
Organization cost, net	7,895	—
Deposits	8,709	9,173
Other receivables	63,535	64,205
Other receivables—related parties	—	5,500
Other assets	112,835	112,835
	192,974	191,713
	$16,678,509	$12,722,757

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,726,994	$5,403,816
Accrued expenses	370,545	126,340
Other current liabilities	39,922	24,723
Current portion of lease payable	54,709	47,222
Current portion of notes payable—unrelated parties	49,850	48,780
Total current liabilities	8,242,020	5,650,881
Long term lease payable	138,323	108,438
Long term notes payable—related parties	423,662	448,712
Long term notes payable—unrelated parties	51,911	64,872
Long term loan payable	5,591,361	4,864,778
	6,205,257	5,486,800
Redeemable common stock (450,000 shares issued and outstanding)	1,073,160	1,073,160
Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 10,750,502 and 10,587,834 issued and outstanding	10,750	10,588
Additional paid in capital	1,169,266	686,068
Accumulated deficit	(21,944)	(184,740)
	1,158,072	511,916
	$16,678,509	$12,722,757

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2003	2002

Revenue
Sales, net of discounts and returns	$6,734,765	$6,014,020
Cost of goods sold	4,079,608	3,612,316
Gross profit	2,655,157	2,401,704

Expenses
Payroll expense	1,132,831	771,201
Delivery expense	336,045	271,518
General and administrative	210,016	79,045
Depreciation and amortization	136,524	114,578
Lease expense	134,380	114,716
Professional fees	124,843	20,036
Repairs and maintenance	82,371	34,988
Insurance	74,828	82,351
Sales expenses	68,606	39,592
Travel and entertainment	54,460	33,625
Advertising	21,875	15,063
Bad debt	3,247	—
	2,380,026	1,576,713

Income from operations	275,131	824,991
Other income/(expenses)
Interest expense	(75,949)	(74,631)
Other income	835	709
Gain (loss) on disposal of assets	(5,352)	5,990
	(80,466)	(67,932)
Net income before taxes	194,665	757,059
Income tax—deferred	(31,869)	—
Net income	$162,796	$757,059

Earnings per common share—basic and diluted	$0.01	$0.08

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2003

			Additional Paid in Capital	Subscription Receivable	Retained Earnings (Deficit)	TOTAL
	Common Stock
	Shares	Amount

Balance, December 31, 2001	9,000,000	$9,000	$116,400	$(84,000)	$830,582	$871,982
Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)
Payment of subscription receivable	—	—	—	84,000	—	84,000
Net income, nine months ended September 30, 2002					2,118,767	2,118,767

Balance September 30, 2002—before recapitalization	9,000,000	9,000	116,400	—	1,085,329	1,210,729
Recapitalization on October 1, 2002	1,800,000	1,800	972,471	—	(1,085,329)	(111,058)

Balance after recapitalization on October 1, 2002	10,800,000	10,800	1,088,871	—	—	1,099,671
Reclassification of redeemable stock	(450,000)	(450)	(60,086)			(60,536)
Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650
Issuance of shares to employees for services rendered (SIP)	75,900	76	205,613	—	—	205,689
Issuance of shares to directors (SIP)	40,000	40	108,360	—	—	108,400
Issuance of shares to consultants (SIP)	8,600	9	23,297	—	—	23,306

Sub-total	10,489,500	$10,490	$1,406,690	$—	$—	$1,417,180
Issuance of shares in exchange for consulting services	10,000	10	27,090	—	—	27,100
Issuance of shares—private offering	83,334	83	249,917	—	—	250,000
Exercise of warrants	5,000	5	14,995	—	—	15,000
Accretion of redeemable stock			(1,012,624)			(1,012,624)
Net loss, three months ended December 31, 2002				—	(184,740)	(184,740)

Balance, December 31, 2002	10,587,834	$10,588	$686,068	$—	$(184,740)	$511,916
Issuance of shares—private offering	93,334	93	279,907	—	—	280,000
Exercise of warrants	10,000	10	29,990	—	—	30,000
Issuance of shares to employees for services rendered (SIP)	1,000	1	2,709	—	—	2,710
Issuance of shares to directors (SIP)	15,000	15	40,635	—	—	40,650
Issuance of shares—private offering	43,334	43	129,957	—	—	130,000
Net income, three months ended March 31, 2003					162,796	162,796
Balance, March 31, 2003 (Unaudited)	10,750,502	$10,750	$1,169,266	$—	$(21,944)	$1,158,072

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

NOTE 2                 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Options

The Company elected to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) Accounting For Stock Issued to Employees and related interpretations, which established financial accounting and reporting for compensation cost of stock issued to employees through non-variable plans, variable plans, and non-compensatory plans, and accounts for stock options and warrants issued to non- employees in accordance with SFAS 123, Accounting for Stock-Based Compensation, which established a fair value method of accounting for stock compensation plans with employees and others.

No options were granted during the three months ended March 31, 2003 and 2002.

Had compensation costs for the Company’s stock option granted during the year ended December 31, 2002, been determined on the fair market value at the grant dates for the options, consistent with Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement No. 123),

the Company’s results of operations for the year ended December 31, 2002 would have changed to the pro-forma amounts indicated.

2002

Net income as reported	$1,934,027
Add: Stock based employee compensation cost, net of related tax effects, included in the determination of net income as reported	234,355
Less: Stock based employee compensation cost, net of related tax effects, determined under fair value based method for all awards	(295,656)
Pro-forma net income	$1,872,726

Net income per share basic – diluted
As reported	$0.18
Pro-forma	$0.17

Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25.

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

At March 31, 2003, the total number of additional shares that could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because of their antidilutive effect, was 205,000. At March 31, 2002, there were no common stock equivalents that could potentially dilute basic EPS in the future.

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

Inventory in transit consists of merchandise purchased overseas which is not yet received in the warehouse. The Company obtains legal title at the shipping point. Inventory cost includes the purchase price and in-bound freight.

NOTE 6                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2003	December 31, 2002	Depreciation Period in Years
Furniture and fixtures	$199,589	$89,227	5-10
Machinery and equipment	381,347	326,165	7-10
Vehicles	214,571	207,071	5
Display boards	677,827	607,978	5
Sample boards	2,553,378	2,379,533	10
Computer equipment	274,176	131,407	3-5
Leasehold improvements	314,740	108,220	7
	4,615,628	3,849,601
Less accumulated depreciation	(1,256,842)	(1,137,179)
	$3,358,786	$2,712,422

Depreciation expense for the three months ended March 31, 2003 and 2002 was $136,108 and $114,578, respectively. (See Note 9)

Sample Boards

The samples in the field with customers and salespersons have two characteristics that distinguish them as fixed assets:

•              They are produced for use in operations and entered into the revenue-generating stream indirectly as marketing tools. They are held primarily for use and not for sale.

•              They have relatively long lives.

The carrying values of these samples are adjusted through systematic depreciation to reflect wear and tear.

Capitalized samples in the field were as follows:

	March 31, 2003	December 31, 2002

Sample boards	$2,553,378	$2,379,533
Less: accumulated depreciation	(649,449)	(586,507)
	$1,903,929	$1,793,026

Depreciation expense related to the sample boards for the three months ended March 31, 2003 and 2002 was $62,942 and $45,787, respectively.

NOTE 7                 NOTES PAYABLE

The Company has outstanding notes payable as follows:

	March 31, 2003	December 31, 2002

Notes Payable—Related Parties	$423,662	$448,712
Notes Payable—Unrelated Parties	101,761	113,652
	525,423	562,364
Less current portion	(49,850)	(48,780)
	$475,573	$513,584

Interest expense for the three months ended March 31, 2003 and 2002 was $13,531 and $16,209, respectively.

Long-term debt maturities for all notes payable for the next five years and thereafter are as follows:

2003	$36,889
2004	46,456
2005	18,416
2006	0
2007	0
2008 & thereafter	423,662
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

NOTE 11                                             STOCKHOLDERS’ EQUITY

The Articles of Incorporation provide for the authorization of 25,000,000 shares of convertible preferred stock at $0.001, and 100,000,000 shares of common stock at $0.001 par value. Each share of preferred stock is convertible into 1 share of common stock. At March 31, 2003 11,200,502 shares of common stock were issued and outstanding. Of those shares, 450,000 were reclassified to Redeemable Common Stock to address the repurchase agreement by which three shareholders could redeem up to 450,000 shares of common stock.

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

NOTE 12                                             STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan

On December 27, 2001, IWT Tesoro Corporation adopted the “Stock Incentive Plan.” The Company’s Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock. The aggregate total common stock that may be issued is 4,000,000 shares. For the three months ended March 31, 2003, 16,000 restricted shares were issued to employees and directors for services rendered. For the three months ended March 31 2002, no restricted shares were issued to employees, directors and consultants for services rendered under the “Stock Incentive Plan.” The aggregate total of restricted shares issued under the Stock Incentive Plan is 140,500 through March 31, 2003.  These shares are currently not registered and are subject to Rule 144 without any additional restrictions imposed by the Compensation Committee at the present time.

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

As part of the transaction, the Company and each of the three shareholders of International Wholesale Tile, Inc. entered into a repurchase agreement, to commence on January 1, 2003 for three years, by which the three shareholders may sell a certain amount of the Company’s common stock back to the Company for a price based on an amount equal to 88% of the average trading price of the Company’s common stock so long as the stock is trading. The amount of stock is generally up to 25,000 shares for the first year, up to 50,000 shares for the second year, and up to 75,000 shares for the third year. The repurchase agreement is contingent upon trading of the Company’s stock on the NYSE, the ASE, the NASDAQ, the Over the Counter Bulletin Board, or the “Pink Sheets”. The maximum number of redeemable shares under the repurchase agreement is 450,000.

At March 31, 2003, the maximum possible cash obligation related to redeemable common stock under the repurchase agreement was $1,073,160, based on the repurchase price of 88% of the fair value of the common stock at March 31, 2003 for a maximum of 450,000 shares.

NOTE 14                                             PRIVATE OFFERING

The Company adopted a subscription agreement on October 1, 2002 to commence a private offering of its common stock to accredited investors only for up to 1.0 million units at $3.00 per unit; each consisting of one (1) share of common stock and warrants to purchase 1 1/2 shares initially at $3.00 per share. The price of the warrants will increase by $.25 per share at the beginning of each calendar quarter following the first public sale of the common stock of IWT Tesoro Corporation pursuant to the Company’s form 211 to be filed with the National Association of Securities Dealers (NASD).

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

Through IWT, we provide hard floor and wall covering materials primarily ceramic, porcelain and granite tiles to the new construction and remodeling industries for the commercial and residential marketplaces. We distribute our products through a network of independently owned dealers and distributors, buying groups and home center retailers. We currently purchase our products predominately from foreign manufacturers.

Our primary source of revenue is the sale of hard flooring and wall covering materials and our primary costs relate to the acquisition, warehousing and delivery of those products. While sales are made throughout the United States, the majority of our sales are in the southeastern quadrant of the country. The primary sources of working capital are a $7.5 million (US) revolving line of credit from a division of a large US commercial bank, stockholders’ equity and our suppliers who have extended us terms. Specifically, the terms we have negotiated with our international suppliers are more advantageous than those we extend to our customers. This allows us, in some instances, to collect our receivables prior to paying our suppliers. During 2003, we expect to begin trading our stock on the OTC-BB and to raise equity through the public market. Any new equity raised will be used to strengthen our balance sheet and to provide capital for continued growth.

In the first quarter of 2003, we have created two new wholly owned subsidiary companies. The first is IWT Tesoro International Ltd, a Bermuda based exempt company. A Bermuda exempt company is a company domiciled in Bermuda that is not actively involved in trade or business on the island and is therefore exempt from certain licensing requirements. International will serve as the holding company for any international based ventures we need to support expanding our sales effort. The other subsidiary is IWT Tesoro Transport, Inc., a Florida corporation, and a licensed freight broker that will handle our in and out bound freight operations.

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

We have included a reconciliation from our net income to EBITDA:

	2002	2001

Net income	$1,934,027	$1,287,118
Interest expense	328,920	424,527
Income taxes (deferred)	(34,384)	0
Depreciation	422,435	317,852
Amortization	0	0
EBIDTA	$2,650,998	$2,029,497

•                                          The major causes of the increased EBITDA were (a) an increase of 29% in sales and (b) an increase of 4% on the gross margin.

•                                          EBIDTA is not a GAAP concept and should not be used as the only measure of a company’s financial performance. Investors should refer to our financial statements before making any investment decisions.

•                                          Our earnings before interest, taxes, depreciation and amortization (EBITDA) grew from $2 million in 2001 to $2.65 million in 2002, a 31% growth rate. EBITDA is a concept used by financial managers to compare businesses that operate in different industries with different capital needs, tax circumstances and debt structure.

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

In October 2002, we commenced a private offering of our common stock to accredited investors for up to one million units at $3.00 per unit. Each unit consists of one share of common stock and warrants to purchase 1 1/2 shares initially at $3.00 per share for five years from the date the warrant was issued. The price of the warrants will increase by $.25 per share at the beginning of each calendar quarter following the first public sale of Tesoro’s common stock and continuing until the warrant expires.

Through its closing as of March 31, 2003, we raised $530,000 from units sales. We also raised an additional $45,000 from 15,000 warrants that were exercised. All of the investors were provided with, or otherwise had access to, information about the Company and its subsidiaries, including financial information. The proceeds from the offering and the warrant exercises were used for general corporate purposes, including paying fees to outside professionals and working capital.

On November 21, 2000, our subsidiary, IWT, entered into a new loan and security agreement with a financial institution totaling $5 million as a revolving loan, for a period of three years, with an option to renew for one additional year. This was amended and restated effective November 13, 2002 and the amount of the maximum credit was increased from $5 million to $7.5 million. The interest rate on this loan is the Wachovia announced prime rate plus .75% per year. Additionally, at the lender’s option, we also pay prime plus 2.75% with respect to any non-contingent obligations

•                                          on all outstanding obligations following termination or non-renewal of the credit facility;

•                                          form and after the date of an event of default occurs and for so long as such event is continuing, as determined by lender;

•                                          during any time the amounts available to us are made or arise without our lender’s knowledge or consent.

On June 17, 2003, the Securities and Exchange Commission declared IWT Tesoro Corporation’s registration statement on Form SB-2 effective.  In connection with the Registration Statement, two offerings are occurring.  The first is the offer and sale of 250,000 units at $5.50 per unit.  Each unit consists of one share of Tesoro common stock and a warrant to purchase one share at $7.00 per share through June 17, 2006.  The second is an offer by certain Tesoro’s stockholders to sell an aggregate of 1,243,502 registered shares.

The unit offering is being sold on an exclusive basis through July 7, 2003 to Tesoro’s current stockholders.  Thereafter, the units will be offered and sold by Tesoro’s officers and directors, or by certain registered broker-dealers who have entered into a Selected Dealer Agreement with Tesoro and who have been approved by the National Association of Securities Dealers (NASD).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

June 27, 2003	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

June 27, 2003	/s/Forrest Jordan
Forrest Jordan, Chief Financial Officer

1

CERTIFICATION

I, Henry J. Boucher, Jr., President, Chief Executive Officer of IWT Tesoro Corporation, certify that:

1. I have reviewed this annual report on Form 10-QSB/A of IWT Tesoro Corporation for the quarter ended March 31, 2003;

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

2

6.                I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003	By:	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr.,
President and Chief Executive Officer

3

CERTIFICATION

I, Forrest Jordan, Chief Financial Officer of IWT Tesoro Corporation, certify that:

1. I have reviewed this annual report on Form 10-QSB/A of IWT Tesoro Corporation for the quarter ended March 31, 2003;

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

4

6.                I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003	By:	/s/ Forrest Jordan
Forrest Jordan,
Chief Financial Officer

5