Form 10KSB/A
period 2002-12-31
IWT TESORO CORP
filed 2003-06-30
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

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

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, and 12.

State issuer’s revenues for its most recent fiscal year:  $25,387,708.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a date specified within the past 60 days:  $6,836,511.00

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  11,205,502 shares as of June 13, 2003.

Transitional Small Business Disclosure Format (check one)     Yes  ☐   No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Background

IWT Tesoro Corporation (Tesoro) was organized in Nevada on May 3rd, 2000 originally under the name “Ponca Acquisition Corporation” but changed its name to IWT Tesoro Corporation on September 23, 2002. It was originally organized to attempt to locate and negotiate with a business entity for the combination of that target company with it. On October 1, 2002, it acquired all of International Wholesale Tile, Inc.’s (IWT) common stock from three shareholders. IWT is a wholesale distributor of imported ceramic, porcelain and stone floor, wall and decorative tiles organized in 1994. In exchange for the IWT stock, the IWT shareholders each received 3.0 million Tesoro shares, representing 87% of Tesoro’s then outstanding common stock.

In January 2003, Tesoro organized a Bermuda company, IWT Tesoro International, Ltd. (International), that will own any international subsidiaries. Tesoro also organized IWT Tesoro Transport, Inc. (Transport). Transport is a federally licensed freight broker that manages both inbound and outbound freight for IWT.

Tesoro’s executive offices are located at 191 Post Road West, Westport, CT 06880 and our telephone number is (203) 221-2770 and our web site can be found at http://www.iwttesoro.com.

Anytime we refer to “we”, “our” or “us” in this Description of Business, we mean International Wholesale Tile, Inc.

Business and Growth Strategy

We believe that we have built our reputation by supplying quality products with outstanding customer service at competitive prices. We strive to stay up-to-date with the newest styles and trends in the ceramic tile and marble industry. We also aim to introduce high quality new products to the marketplace as soon as practicable. We further believe that we have built confidence and loyalty among our customers by distributing our products only on a wholesale level and not selling direct to the consumer. Other keys to our success include

•                  active merchandising programs that assist our dealer/customers to meet the consumer’s demand with products presented in attractive easy to visualize environments;

•                  acting as the extension of our dealer networks’ stock availability by warehousing levels consistent with the dealers’ delivery requirements;

•                  selling only at the wholesale level; never to the consumer.

We hope to increase our business in these channels by expanding geographic penetration and by extending the lines of product we offer and support.

In April 2003, we moved to our new 147,000 square foot facility that will enable us to stock more inventory for future growth.

During 2002, we created Tesoro™—The Collection, a branded collection of high quality porcelain floor and wall tiles complemented by coordinated decorative borders and listellos. We plan to expand the Tesoro™ line of products by building our proprietary Tesoro™ brand awareness. We further intend to further grow by acquiring or merging with existing regional distributors.

Our short-term objectives are to:

•                  Raise equity capital for our internal growth, to

•                  Augment our client base and market penetration by expanding nationally in three to five additional markets, most likely in the West, Southwest, and Midwest, by duplicating our Palm City, Florida model. Southern California is our highest priority.

•                  Expand our position as a preferred vendor for national buying groups who work directly with some of the nation’s largest home builders and provide purchasing contracts for independently owned, branded floor covering stores such as Carpet One and Abby Carpet,

•                  Expand further into the home center business,

•                  Increase our product lines,

•                  Increase investment in merchandise sampling and displays within our customer base.

•                  Strengthen our consolidated balance sheet by reducing our debt to equity ratio. We hope to accomplish this by using new equity to fund growth and eventually reduce debt, and

•                  Provide capital for expansion through compatible business combinations.

On a short-term basis, we intend to look to acquire assets of businesses with products and services that complement our business. We also intend to establish subsidiaries based in Spain and Italy to handle our relationships with manufacturers located in those countries.

The Ceramic, Porcelain and Natural Stone Flooring and Wall Covering Market

We operate in the floor covering industry, which has grown from $12.4 billion in sales in 1992 to $21.3 billion in 2001, but was down 1% in the first ten months of 2002. In 2000, the United States floor covering industries’ primary categories were carpet and rugs (63%), ceramic tile (11%), vinyl and rubber (14%), hardwood (8%), and laminate (4%). Each of these categories has been positively impacted by:

•                  U.S. population growth, requiring new and renovated housing and commercial space;

•                  Increasing average house size (up approximately 30% since 1980); and

•                  Growth in vacation homes.

Compound average growth rates for units sold (measured by square yards) for each of the floor covering categories above for the period from 1996 through 2002 have exceeded the growth rate of the United States’ gross domestic product over the same period. During this time, based on square footage, the compound average growth rate was 9.7% for ceramic tile.

According to Market Studies, Inc., a recognized industry market research firm, the estimated 2002 market for ceramic tile in the United States was approximately $2.3 billion, with approximately 2.6 billion square feet sold, representing a 10.9% and 14.2% growth rate over 2001, respectively. The compound average growth rate of square footage shipments was 9.7% from 1996 through 2002 for ceramic tile.

Imported ceramic tile makes up 76% of the United States consumption, or 1.5 billion dollars and 2.1 billion square feet, as estimated by Market Studies. 48% of imported ceramic tile comes from Italy, 18% from Spain and 8% from Brazil. The balance originates from a large number of countries including Turkey, China and Portugal. The United States’ market is the fourth largest consumer of tile in the global market representing about 20% of global consumption. Our products are primarily imported and our purchases distribution among international suppliers approximates these national statistics.

The average price of ceramic tile continued to fall during 2002, albeit at a slower pace. This price decline limited the increase in the value of shipped product from 2001 to 2002 to 10.9%. The strong demand for new and remodeled housing in the United States, coupled with the continuing shift by the consumer away from carpet and toward hard surfaces, has resulted in a forecast by Market Studies that the demand will remain robust and that prices will stabilize. Market Studies predicts that sales of imported ceramic tile will reach $2.09 billion in 2007 and further states:

The high growth rate of ceramic tile relative to other flooring options has led to more full service distributorships, manufacturers, and retailers adding ceramic tile to their lines. With more floor space being devoted to ceramic tile at retail, efforts at product differentiation have intensified. Licensing, a relatively new strategy in the ceramic tile marketplace, is heating up, including the following partnerships: Shaw Industries with Martha Stewart and Kathy Ireland; Witex with Laura Ashley, Armstrong’s Liz Claiborne line in partnership with Carpet One, and Marrazzi Group with Benetton.

Sales in the ceramic tile industry are influenced by economic and market factors including:

•                  consumer confidence;

•                  spending for durable goods;

•                  interest rates;

•                  turnover in housing, the condition of the residential and commercial construction industries; and

•                  the overall strength of the economy.

“US Ceramic Tile Market-2002 Edition”, published by Market Studies, pointed to a market growth rate of approximately 5% to 7% per year. This growth rate is higher in the Sun Belt areas, including the Southeastern part of the United States, where we currently operate.

Glazed floor and wall tile represented 86% of the total industry dollars shipped in 2000. Unglazed mosaic and porcelain, 11% of the total, and quarry title, 3% of the total, represent the balance of the industry’s 2002 dollars shipped. The ceramic title industry’s two primary markets, residential applications and commercial applications, represents 67.6% and 32.0% of the industry total, respectively. Of the total residential market, 62% of the dollar shipments are for new construction.

IWT’s Products

We purchase our products on the world market. Approximately 50% of our products are imported from Italy, 35% from Spain and 5% each from Brazil, Turkey and China. Each foreign manufacturer has registered agents in the United States that work with us, as well as with other distributors. We believe that we maintain close personal contact with our suppliers, visiting the plants regularly and working with suppliers to influence design, quality and reliability. We do not purchase any raw materials, but only finished goods. Our principal suppliers and the countries in which each is located include

•                  Gruppo CBS, division of Kis Ceramiche, Italy;

•                  Imolagres, Italy;

•                  Ceramica Gomez, Spain;

•                  Ceramica Colli, Italy;

•                  Ceramica Fondavalle, Italy; and

•                  Ceramica Gaya, S.A., Brazil

Our product types include ceramic tile, porcelain tile, tumbled marble, mosaic listellos and medallions, honed and filled marble, unfilled marble, resin travertine listellos, and polished medallions. Each year, new products are added to our product line. For example, we have recently added granite counter and backsplash tiles to our product mix. Items are removed when they become obsolete, which we define as having minimal sales in any consecutive 12-month period.

We maintain a wide distribution of price points for our product. Our lowest priced products include red body ceramic tiles to mid priced solid body porcelain to higher priced natural stone tiles. Pricing strategies are also designed to provide incentives to customers for purchasing product in larger quantities. We ship product to our customers in quantities ranging from “cut order” specific to a consumer’s project to full pallets of a single product to full container and truckload packages. These larger quantities allow our customers to stock their own product to service cash and carry consumers.

The market for ceramic tiles, once characterized by little or no brand recognition, is beginning to enter into branding agreements with well-known designer names such as Martha Stewart and Laura Ashley. In May 2002, we introduced our proprietary brand Tesoro™. Tesoro is a collection of porcelain tiles and decorative inserts, borders, and accents that will be marketed throughout the United States. We have invested in specifically designed display racks that communicate the quality and value of our new brand.

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

Inventory

We are committed to maintaining inventory levels that support the sales of our dealer network. Our new 147,000 square foot warehouse contains over 6 million square feet of product, representing over 2500 SKU’s (individually numbered product items). We target an inventory turn over rate of 2.5 to 3.0. This turn over rate is established to minimize out of stock situations and to attain our goal of same day shipping for qualified orders received by 2 PM.

Industry trends toward product packages, i.e. floor and wall tile combinations and the pre-organized tile, borders, decorative listellos, bull nose and end caps, increases the number of parts we must carry in stock to ensure that our customer can meet the demand of their consumer.

Freight and Transportation Costs

We base our distribution costs on a number of factors including, among others,

•                  factory cost,

•                  freight (international and domestic), and

•                  duties, tariffs, taxes and other regulatory costs.

Because ocean freight charges differ from country to country, our selling price is based on factors specific to each international manufacturer. We pay all our international manufacturers in U.S. dollars. The strength of U.S. dollar relative to a specific country’s currency will have an impact on the price we pay for product. There is now a new security port charge of $150.00 per shipment that we must pay. Additionally, we also take into account that title to our products transfers at the port of the originating country. We generally ship between ten and twenty containers at any one time. We currently estimate that our maximum exposure for loss would be approximately $150,000. Based on maritime loss history, cost of ocean marine insurance and our ultimate ability to subrogate against the freight carrier, we self-insure in the event of loss after title is taken.

However, we often place special orders on behalf of our customers. If any shipments were lost or damaged, our clients would not be able to receive their product in a timely fashion, which, in turn, could adversely affect our relationship with those customers. To date, we have only incurred minimal losses with respect to products that have been lost after it acquired title. Likewise, the outbound transportation costs differ depending on how far our products are to be shipped.

Because of the increase in gasoline and fuel prices and other surcharges, our shipping costs have increased. However, we have not yet passed any surcharges to all customers. As such, our gross margins may be lower because we are currently absorbing these increased costs.

As a result of these increased shipping costs, Tesoro recently organized IWT Tesoro Transportation, Inc., a federally licensed freight carrier. By working with this affiliate company to supply a portion of our shipping needs, we hope to decrease these costs.

IWT’s Customer Base and Distribution Channels

We distribute our products through three separate distribution channels.

•                  The retail floor-covering dealer market is our largest channel. This channel currently accounts for about 80% of the sales revenue. These customers, who sell direct to the public, can be either “cut to order” or “stocking” dealers/regional distributors. We currently serve approximately 2,000 customers in this channel through our sales personnel. In addition, we have sub-distributors that handle specific market territories for limited numbers of our Tesoro product packages.

•                  The home center “buy-it-yourself/do-it-yourself” store market makes up our second distribution channel. These customers typically operate under blanket purchase orders. The home center market offers us the opportunity to ship truck and container load volumes to central distribution hubs for final distribution by the customer. There are two basic programs for home center stores. The first is a special order program. Consumers place orders from sample boards provided by us to the store. The store representatives forward these orders to us and we ship the product either directly to the consumer or to the store for pick-up by the consumer. The second program is a stocking program, which provides for a home center store to maintain specific product inventories for their cash and carry trade. The home center store channel currently accounts for about 10% of our revenue.

•                  Our third channel, accounting for the remaining 10% of our revenues, is made up of national buying groups. These groups support independently owned, branded floor covering outlets with coordinated buying agreements that require us to market directly to each individual retail outlet. This channel also includes large builders who staff and maintain captive design centers specifically for their own customers.

We maintain separate and coordinated sales forces for each of the channels of distribution. We also sell different product series to each channel to avoid market saturation or channel conflict. Currently, we do not depend on any single customer for more than 2% of our sales.

Merchandising

We believe that a strong and focused merchandising program is a key component to our success. A mainstay of this program is our branding of our Tesoro™ collection of coordinated and high end products. We have created a series of product display units that assist our dealers with the communication of product combinations to their consumer. We are continually updating these displays with new products. We have a fifteen-year warranty program for Tesoro™ products that we believe elevate the quality position of our products.

Credit and Collection Procedures

We maintain strict criteria for credit approval:

•                  Potential customers must complete our credit application;

•                  Credit must be approved by our credit department; and

•                  We may require a personal guaranty.

Once approved, typically our customers receive 30-day terms.

Additionally, to be an IWT customer, a business must, at the least:

•                  Have a store front,

•                  Sell retail, and

•                  Have a forklift.

When sales orders are entered, our computer system notes if a customer is on credit hold. If so, those orders are given to our credit department to determine whether the products can be shipped. Customers are generally given a 15 day grace period and orders are held and not shipped once an invoice is 60 days or older.

Marketing, Promotion and Sales

Our public relations and marketing activities focus on creating demand for our products. We have an in-house advertising and marketing staff that develops and coordinates our sales materials. We use trade magazines articles, specifically designed mailer programs and trade shows as our primary communication devices.

Our commission based sales force work with dealers to place the products in show rooms, educate the dealers regarding the quality and variety of product available to them and work with our internal customer service staff to facilitate delivery. We employ a seventeen-person full time sales force most of whom have been with us for five years after spending many years in various facets of the tile business.

Competition

We compete in the flooring industry with both large national companies that supply both soft and hard materials and with smaller regional distributors that focus specifically on ceramic, porcelain and stone. Vertically integrated companies such as Shaw Industries and Mohawk, while maintaining their dominant positions in the carpet market, are moving aggressively into the hard flooring sector. Dal-tile, a subsidiary of Mohawk, manufactures, wholesales and retails tile on a national basis.

Regional competitors such as Master Tile, Florida Tile and Arizona Tile act as both wholesalers and retailers. In their markets, each supplies smaller dealers and distributors and also operates branded retail outlets. We currently only distribute on a regional basis at a wholesale level.

We believe that our competitive strengths include:

•                  Focusing solely on the wholesale segment of the distribution process. We do not own or operate direct to consumer locations. We work exclusively through dealers and stocking distributors who service the buying public. As a result, we do not compete with our customers. Our customers can buy from us specific materials to meet a consumer’s need, i.e. “cut orders” or can stock limited amounts of product for cash and carry business by purchasing larger quantities.

•                  Getting involved in designing products. We actively participate in designing and selecting new color, texture and formats for emerging style tends. Our field sales force is constantly working with our customers to identify trends in the market. Feedback from these sources is continuously shared with the manufacturers. Manufacturer’s representatives frequently meet with us and our management travels to the manufacturing sites to communicate the markets needs.

•                  Building our Tesoro™ Brand Equity. We are branding all our designs and many of our products with our Tesoro Brand. We incorporate products from different manufacturers and different countries into programs that leverage the best of each source to create Tesoro collections. Unlike most other tile and ceramic products, Tesoro products include a 15-year warranty against wear.

•                  Providing superior merchandising and customer support programs. We maintain an active sampling program to ensure that customers have the latest materials in their showrooms. Our field sales force continually updates, refreshes and replaces sales materials. We distribute literature to consumers referencing our dealer network participants. Our field personnel work with the customer and train them on the appropriate use and care of the product. Our goal is to make the dealers’ job as easy as possible.

•                  Implementing our Distribution Philosophy. We see ourselves as an extension of the dealer warehouse. We aim to be responsive to our customers’ needs by shipping most orders the same day they are received. We also carry stock to back-up our customers in the cash and carry market.

By maintaining these competitive strengths, we believe that we can profitably challenge our competitors for a greater share of our targeted market.

Government Regulations

The Federal trade commission regulates IWT’s wholesale operations. The Federal Motor Carriers Administration regulates Transport’s freight brokerage. International is an exempt company subject to Bermudian commercial law. We do not expect to import product into Bermuda and will therefore maintain our exempt status. Both federal and state authorities regulate the distribution and sale of imported products. We have obtained all required federal and state permits, licenses and bonds to operate our businesses. We make no assurances that our operations and profitability will not be subject to more restrictive regulations, oversight or increased taxation by foreign, federal, state or local agencies.

Acquisitions and other Interests

Tesoro intends to expand its operating activities globally. We have had preliminary discussions with manufacturers, product aggregators and agencies in Spain, Italy and Brazil. We expect to take an interest position in several operations during 2003. In the United States, we hope to expand our geographical position by acquiring the assets of similar, but smaller, distributors and are in preliminary discussions with a distributor on the west coast. We cannot assure anyone, however, that any of these discussions will result in the intended acquisitions or that any acquisitions, if made, will generate the planned revenue or profits.

Intellectual Property

We incorporate our proprietary brand Tesoro™ in connection with a collection of porcelain tiles and decorative inserts, borders, and accents. We are in the process of applying for federal trademark protection for our trademark, but unless and until our registration is granted, we must rely on common law to protect our brand. We make no assurances that this protection will be meaningful. We are not aware of any claims of infringement against us and we have not been involved in any related court proceedings.

Employees

IWT currently employs 70 non-union warehouse and administrative staff and 15 inside salespeople. IWT believes that its relationships with its employees are good. Tesoro currently has two employees. Neither Transport nor International currently has any employees.

ITEM 2.     DESCRIPTION OF PROPERTY

Tesoro currently subleases office space in Westport, Connecticut. We pay a monthly base services fee of $2,400.00 and our lease expires September 30, 2003. Tesoro anticipates that it will be obtaining more permanent space in the near future.

IWT currently leases approximately 147,000 square feet in Palm City, Florida, of which 5,000 square feet is for office space and the remaining 142,000 square feet is for warehouse space. The term of the lease is for 10 years as follows:

2003	$568,207
2004	$634,550
2005	$649,250
2006	$663,950
2007	$678,650
2008 and thereafter	An aggregate of $3,866,100
TOTAL	$7,060,707

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 27, 2003, a majority of Tesoro’s stockholders elected nine Directors to its Board and ratified the firm of Sewell and Company as its independent accountants.

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

SEWELL AND COMPANY, PA

Hollywood, Florida
Revised June 2, 2003

IWT TESORO CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001

Assets
Current assets
Cash	$574,046	$402,500
Accounts receivable, net	2,875,532	2,068,556
Inventory	6,047,876	4,985,427
Prepaid expenses	286,820	23,022
Deferred tax asset	34,348	—
Total current assets	9,818,622	7,479,505

Property and equipment, net	2,712,422	2,116,571

Other assets
Deposits	9,173	2,915
Other receivables	64,205	40,452
Other receivables-related parties	5,500	26,913
Other assets	112,835	104,794
	191,713	175,074
	$12,722,757	$9,771,150

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$5,403,816	$4,043,787
Accrued expenses	126,340	109,091
Other current liabilities	24,723	19,562
Current portion of leases payable	47,222	34,509
Current portion of notes payable-unrelated parties	48,780	52,215
Total current liabilities	5,650,881	4,259,164

Long term leases payable	108,438	83,632
Long term notes payable-related parties	448,712	463,072
Long term notes payable-unrelated parties	64,872	134,722
Long term loan payable	4,864,778	3,958,578

	5,486,800	4,640,004

Redeemable common stock (450,000 shares issued and outstanding)	1,073,160	—

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 10,587,834 and 9,000,000 issued and outstanding	10,588	9,000
Additional paid in capital	686,068	116,400
Less: subscription receivable	—	(84,000)
Retained earnings (deficit)	(184,740)	830,582
	511,916	871,982
	$12,722,757	$9,771,150

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Revenue
Sales, net of discounts and returns	$25,387,708	$19,626,819
Cost of goods sold	15,268,535	12,629,138

Gross profit	10,119,173	6,997,681

Expenses
Payroll expense	3,841,761	2,479,814
Delivery expense	1,245,174	979,701
General and administrative	637,202	271,440
Lease expense	479,905	426,229
Depreciation	422,435	317,852
Insurance	324,699	232,520
Repairs and maintenance	250,378	120,336
Sales expenses	211,396	129,474
Advertising	203,838	74,680
Professional fees	150,085	78,952
Travel and entertainment	104,831	64,471
Bad debt	3,082	120,356
	7,874,786	5,295,825

Income from operations	2,244,387	1,701,856

Other income/(expenses)
Interest expense	(328,920)	(424,527)
Other income	9,526	10,069
Loss on settlement	(35,700)	—
Gain (loss) on disposal of equipment	5,979	(511)
Interest income	4,407	231
	(344,708)	(414,738)

Net income before taxes	1,899,679	1,287,118
Income tax benefit—deferred	34,348	—
Net income	$1,934,027	$1,287,118

Earnings per common share-basic and diluted	$0.18	$0.14

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock		Additional Paid in Capital	Subscription Receivable	Retained Earnings (Deficit)	TOTAL
	Shares	Amount
Balance, December 31, 2001	9,000,000	$9,000	$116,400	$(84,000)	$830,582	$871,982
Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)
Payment of subscription receivable	—	—	—	84,000	—	84,000
Net income, nine months ended September 30, 2002					2,118,767	2,118,767

Balance September 30, 2002-before recapitalization	9,000,000	9,000	116,400	—	1,085,329	1,210,729
Recapitalization on October 1, 2002	1,800,000	1,800	972,471		(1,085,325)	(111,058)

Balance after recapitalization on October 1, 2002	10,800,000	10,800	1,088,871	—	—	1,099,671
Reclassification of redeemable stock	(450,000)	(450)	(60,086)			(60,536)
Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650
Issuance of shares to employees for services rendered (SIP)	75,900	76	205,613	—	—	205,689
Issuance of shares to directors (SIP)	40,000	40	108,360	—	—	108,400
Issuance of shares to consultants (SIP)	8,600	9	23,297	—	—	23,306

Sub-total	10,489,500	$10,490	$1,406,690	$—	$—	$1,417,180
Issuance of shares in exchange for consulting services	10,000	10	27,090	—	—	27,100
Issuance of shares-private offering	83,334	83	249,917	—	—	250,000
Exercise of warrants	5,000	5	14,995	—	—	15,000
Accretion of redeemable stock			(1,012,624)			(1,012,624)
Net loss, three months ended December 31, 2002				—	(184,740)	(184,740)

Balance, December 31, 2002	10,587,834	$10,588	$686,068	$—	$(184,740)	$511,916

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Cash flows from operating activities:
Net Income	$1,934,027	$1,287,118

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	422,435	317,852
Loan amortization cost	26,575	51,659
Loss (gain) on sales of assets	(5,979)	511
Bad debt	3,085	99,000
Compensation in exchange for stock and options	405,145	—
(Increase) decrease in accounts receivable	(786,221)	(293,040)
(Increase) decrease in inventory	(1,062,449)	263,783
(Increase) decrease in prepaid expenses	(263,798)	(5,612)
(Increase) decrease in other assets	(50,988)	(130,857)
Increase (decrease) in accounts payable and accrued expenses	1,237,335	(752,232)
Increase (decrease) in other liabilities	5,160	3,815
Total adjustments	(69,700)	(445,121)
Net cash provided by operating activities	1,864,327	841,997

Cash flows from investing activities:
Proceeds from sale of property	11,000	—
Cash payments for the purchase of property	(966,287)	(679,027)
Net cash used in investing activities	(955,287)	(679,027)

Cash flows from financing activities:
Proceeds from issuance of stocks	349,000	—
Proceeds from loans	26,010,639	19,682,105
Proceeds from loans from related party	10,640	205,000
Distributions to stockholders	(1,864,020)	(521,458)
Principal payments of stockholder loan	(25,000)	—
Principal payments on notes payable	(25,177,606)	(19,236,612)
Principal payment on capital leases	(41,147)	(28,969)
Net cash provided by (used in) financing activities	(737,494)	100,066

Net increase in cash and cash equivalents	171,546	263,036

Cash and cash equivalents, beginning of period	402,500	139,464

Cash and cash equivalents, end of period	$574,046	$402,500

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest expense	$302,345	$400,187

See notes to financial statements.

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

See notes to financial statements.

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

Inventories

Inventories consisting of tiles are valued at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO). The Company includes inventory in transit as an asset of the company because merchandise overseas is purchased FOB shipping point. Title passes to the Company when merchandise leaves the factory.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 3-10 years. Major expenditures for property acquisitions and those expenditures, which substantially increase the estimated useful lives of the property, are capitalized. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

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

Revenues are recognized when products are shipped through third party providers (FOB shipping point with freight allowed in most orders), or when products are received and accepted by customer if delivered by company (FOB destination). Title passes to the customer at the FOB point (shipping or destination). Customers have the right to return merchandise within 30 days of the date of shipment. The Company did not establish an allowance for return because they are infrequent, represent a small dollar amount and occur over a fairly short time period following the sale.

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

Stock Options

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

	2002	2001
Net income as reported	$1,934,027	$1,287,118
Add: Stock based employee compensation cost, net of related tax effects, included in the determination of net income as reported	234,355	0
Less: Stock based employee compensation cost, net of related tax effects, determined under fair value based method for all awards	(295,656)	0
Pro-forma net income	$1,872,726	$1,287,118
Net income per share basic – diluted
As reported	$0.18	$0.14
Pro-forma	$0.17	$0.14

Advertising

Advertising costs are charged to operations as incurred. Advertising expense totaled $203,838 and $74,680 for the years ended December 31, 2002 and 2001, respectively.

Shipping and Handling Cost

The Company offers free delivery on sales over 100 sq. ft. which is the bulk of the sales, therefore most invoices billed to customers do not include shipping and handling charges. When shipping and handling charges are billed to customers, then they are included in revenue. The cost incurred to ship the products to customers is included in the Statement of Operations under Delivery Expense. At December 31, 2002 and 2001 the total amount of Delivery Expense was $1,245,174 and $979,701.

Shipping and handling expenses not included in the line item “Delivery Expense” at December 31, 2002 and 2001 consisted of the following:

Costs	2002	2001	Statement of Operations Line Item
Drivers’ wages	$192,387	$73,269	Payroll expense
Shipping department wages	249,080	122,097	Payroll expense
Gas and tolls	46,853	31,984	Auto expense
Repairs and maintenance	28,377	13,041	Repairs & maint.
Truck lease expense	23,188	0	Lease expense
Interest expense	7,483	9,633	Interest expense
Depreciation	29,211	29,211	Depreciation exp.
	$576,579	$279,235

Cost of Goods Sold

The Company includes in cost of goods sold the following expenses: cost of merchandise sold, inventory adjustments, in-bound freight, duty and fees and discounts taken. At December 31, 2002 and 2001 the total amount of cost of goods sold was $15,268,535 and $12,629,138.

General and Administrative Expenses

The Company includes the following in general and administrative expenses: bank service charges, bank audit fees, convention expense, dues and subscriptions, employee benefits, utilities, office supplies, outside services, consulting fees, postage, telephone and miscellaneous expenses. At December 31, 2002 and 2001 the total amount of general and administrative expenses was $637,202 and $271,440.

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

Accounting Pronouncements

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

At December 31, 2002, the total number of additional shares that could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because of their antidilutive effect, was 565,000. At December 31, 2001, there were no common stock equivalents that could potentially dilute basic EPS in the future.

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

•                  They have relatively long lives.

The carrying values of these samples are adjusted through systematic depreciation to reflect wear and tear.

Capitalized samples in the field at December 31, were as follows:

	2002	2001
Sample boards	$2,379,533	$1,715,190
Less: accumulated depreciation	(586,507)	(388,549)
	$1,793,026	$1,326,641

Depreciation expense related to the sample boards for the years ended December 31, 2002 and 2001 was $197,958 and $146,286, respectively.

NOTE 6     NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2002 and 2001 as follows:

	2002	2001
Notes Payable—Related Parties

Note payable to stockholder; interest rate 10% per year; due December 31, 2025; no prepayment penalty; subject to Subordination Agreement.	$88,712	$88,712

Note payable to stockholder; interest rate 10% per year; due December 31, 2025 no prepayment penalty; subject to Subordination Agreement.	240,000	254,360

Note payable to stockholder; interest rate 10% per year; due December 31, 2025 no prepayment penalty; subject to Subordination Agreement.	120,000	120,000
	$448,712	$463,072

Notes Payable—Related Parties

These notes may be paid down to a minimum balance of $85,000 in accordance with a Subordination Agreement dated November 13, 2002.

The total interest expense related to these loans was $56,532 and $45,785 at December 31, 2002 and 2001, respectively.

	2002	2001
Notes Payable—Unrelated Parties

Note payable to a company; 4.9% interest per year; monthly payments of $632 including interest; secured by a vehicle, due February 26, 2002. Loan paid off February 2002.	$0	$1,190

Note payable to a bank; 8.25% interest per year; monthly payments of $1,341 including interest; secured by a vehicle; due September 17, 2004.	26,143	39,440

Note payable to a bank; 8.9% interest per year; monthly payments of $1,457 including interest; secured by a vehicle; due December 29, 2005.	45,807	58,528

Note payable to a bank; 8.95% interest per year; monthly payments of $948 including interest; secured by computer software; due February 28, 2005.	22,291	31,195

Note payable to a bank; 8.9% interest per year; monthly payments of $640 including interest; secured by a vehicle; due February 27, 2006. Loan paid off February 2002.	0	26,586

Note payable to a company; 0% interest per year; monthly payments of $882; secured by a vehicle; due October 18, 2004.	19,411	29,998
	113,652	186,937
Less current portion	(48,780)	(52,215)
	$64,872	$134,722

The total interest expense related to these loans was $9,361 and $15,328 at December 31, 2002 and 2001, respectively.

Long-term debt maturities for all notes payable for each of the next five years and thereafter are as follows:

2003	$48,780
2004	46,456
2005	18,416
2006	0
2007	0
2008 & thereafter	448,712
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

Operating Leases

The Company leases office and warehouse space under a non-cancelable operating lease, which has an initial term in excess of one year. During 2001, the Company negotiated a new ten-year lease agreement for a 147,000 square foot warehouse and office facility. The Company does not begin paying rent until 30 days after the landlord completes construction, obtains a certificate of occupancy and notifies the Company that it can occupy the premises. It is anticipated that the Company will obtain access to the new facility on or about April 1, 2003 and begin paying rent on or about May 1, 2003.

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

The Company’s tax expense differs from the “expected” tax expense for the period ended December 31, 2002 (computed by applying the Federal Corporate tax rate of 32% before taxes), as follows:

Statutory rate applied before income taxes	$29,496
State income taxes, net of federal income tax effect	4,851
Changes in valuation allowance	0

Income Tax Benefit	$34,347

Proforma tax and EPS data as if the Company had been a taxable entity in 2001:

	Historical	Pro forma
Revenues
Sales, net	$19,626,819	$19,626,819
Cost of goods sold	12,629,138	12,629,138

	6,997,681	6,997,681
Operating expense	5,295,825	5,295,825
Other income/(expense)	(414,738)	(414,738)

Net income before taxes	1,287,118	1,278,118
Income tax expense	0	(384,460)

Net income	$1,287,118	$902,658

Earnings per share	$0.14	$0.10

NOTE 10     STOCKHOLDERS’ EQUITY

The Articles of Incorporation provide for the authorization of 25,000,000 shares of convertible preferred stock at $0.001, and 100,000,000 shares of common stock at $0.001 par value. Each share of preferred stock is convertible into 1 share of common stock. At December 31, 2002 11,037,834 shares of common stock were issued and outstanding. Of those shares, 450,000 were reclassified to Redeemable Common Stock to address the repurchase agreement by which three shareholders could redeem up to 450,000 shares of common stock (See Note 13)

Common Stock

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

Common Stock

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

On December 26, 2002, the Company issued 10,000 shares of common stock and 15,000 warrants for $3.00 per unit, or a total of $30,000, to an accredited investor pursuant to the private offering. (See Note 17)

Fair Value of Shares Issued

In absence of recent market determined prices of the common shares, the company valued the shares after the private offering (See Note 17) of $3.00 per unit, with an unit consisting of 1 share of common stock and 1½ warrants to purchase 1½ shares of common stock. The warrants were valued at $.29 by using the Black-Scholes pricing model at the date of sale. Consequently, the fair value of the shares of common stock included in the unit was determined to be $2.71.

NOTE 11     STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan

On December 27, 2001, IWT Tesoro Corporation adopted the “Stock Incentive Plan.” The Company’s Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock. The aggregate total common stock that may be issued is 4,000,000 shares. For the year ended December 31 2002, 124,500 restricted shares were issued to employees, directors and consultants for services rendered under the “Stock Incentive Plan.” For the year ended December 31 2001, no restricted shares were issued to employees, directors and consultants for services rendered under the “Stock Incentive Plan.” All restricted shares issued under the plan are currently not registered and are subject to Rule 144 without any additional restrictions imposed by the Compensation Committee at the present time. The restricted shares issued to employees were recorded at the fair value on the grant date. (See Note 10 Fair Value of Shares Issued).

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

All options were granted to employees, and accounted for according to APB 25; therefore no compensation expense was recognized.

For financial statement disclosure purposes, the fair market value of each stock option granted to officers and employees during 2002 was established at the date of grant using the Black-Scholes option pricing model in accordance with Statement No. 123, with the following assumptions:

Expected dividend yield	0%
Risk free interest rate	2.32%
Expected time of exercise	3 years
Expected volatility	0%

	Number of Securities Underlying Options	Percent of Total Authorized Options Available Under the Plan in Fiscal Year	Exercise or Base Price	Expiration Date	Value of Options at Grant Date Using an Option Pricing Model

Officers	440,000	11%	$3.00	11/23/2012	$0.20

No options were exercised at December 31, 2002. Changes during the year are presented as follows:

Stock Options	Number of Options	Weighted Average Exercise Price

Balance at beginning of period	0	$0.00
Granted	440,000	3.00
Exercised	0	0.00
Forfeited	0	0.00

Balance at end of period	440,000

The following table summarizes information about stock options outstanding at December 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding at 12/31/02	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$ 3.00	440,000	9.9	$3.00	20,000	$3.00

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

For purpose of valuing warrants, the Company used the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2002:

Expected dividend yield	0%
Risk free interest rate	2.27%
Expected time of exercise	3 years
Expected volatility	0%

The average value of the warrants at the sale date using the Black-Scholes option pricing model was $0.29.

Changes during the year are presented as follows:

	Number of Warrants	Common Stock	Weighted Average Exercise Price

Balance at beginning of period		0	$0
Granted	125,000	125,000	3.00
Exercised	5,000	5,000	3.00
Forfeited	0	0	0

Balance at end of period	120,000	120,000

The following table summarizes information about warrants outstanding at December 31, 2002:

	WARRANTS OUTSTANDING			WARRANTS EXERCISABLE
Range of Exercise Price	Number Outstanding at 12/31/02	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$ 3.00	120,000	4.9	$3.00	120,000	$3.00

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

On October 1, 2002, the date of the repurchase agreement, the Company reclassified 450,000 redeemable shares to temporary equity at their redeemable value for a total of $60,536. At December 31, 2002, the Company adjusted the carrying value of the redeemable shares to reflect the change in the redeemable value at the end of the year. This adjustment resulted in a charge to Additional Paid in Capital in the amount of $1,012,624. At December 31, 2002, the maximum possible cash obligation related to redeemable common stock under the repurchase agreement was $1,073,160, based on the repurchase price of 88% of the fair value of the common stock at December 31, 2002 for a maximum of 450,000 shares.

NOTE 14     RELATED PARTY TRANSACTIONS

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

NOTE 16     PRIOR PERIOD ADJUSTMENT

For the year ended December 31, 2001, an adjustment was made to the retained earnings of the Company to correct the amounts reported for bad debt, depreciation, payroll, and interest expense during 2000 and 1999. The 2000 and 1999 financial statements were restated to reflect this adjustment. Subsequently, for the year ended December 31, 2000, depreciation expense increased by $30,606, bad debt increased by $61,500, interest expense increased by $27,318, and payroll expense increased by $25,938. For the year ended December 31, 1999, depreciation expense increased by $19,948, and there hasas no adjustment for bad debt, interest expense, or payroll expense. Accumulated retained earnings decreased by a total of $145,362 and $19,949 for the years 2000 and 1999, respectively.

	2002	2001
Retained earnings at beginning of year
As previously reported	$(830,583)	$(210,285)
Adjustment	0	145,362

As restated	(830,582)	(64,923)

Distributions	1,864,020	521,459
S-Corp undistributed earnings reclassified to paid in capital	1,085,329	0
Net income	(1,934,027)	(1,287,118)

Retained (earnings) deficit at end of year	$184,740	$(830,582)

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

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           Market Information.  Tesoro’s common stock has not yet commenced trading on any quotation system or exchange.

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

Determination of our Share Price

An arbitrary process based upon a subjective evaluation by us determined the price of the common shares stated in this prospectus of $5.50 and the exercise price of the warrant of $7.00. Among the factors considered in determining the initial estimated price of the common shares are:

•      Our history and our prospects;

•      The industry in which we operate;

•      The status and development prospects for our products;

•      Our past and present operating results;

•      Our executive officers experience; and

•      The general condition of the securities markets at the time of this offering.

Our offering price and the warrant exercise price should not be considered an indication of the actual value of our securities offered in this prospectus. These prices are subject to change as a result of market conditions and other factors and we cannot assure anyone that these securities can be resold at or above the initial public offering price.

Our Stockholders

At June 13, 2003, 11,205,502 shares of common stock were outstanding, which were held by approximately 149 stockholders of record.

Our Dividend Policy

We have never paid, and do not intend to pay, any cash dividends on our common stock in the current year. Therefore in all likelihood, an investor in this offering will only realize a profit on his investment, in the short term, if the market price of our common stock increases in value.

Securities Authorized to be Issued upon our Equity Compensation Plans

	Equity Compensation Plan Information
	Number of Securities to be issued upon Exercise of Outstanding options, warrants and rights(a)	Weighted-average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	440,000	$3.00	3,435,500
Equity compensation plans not approved by security holders	0	0	0

Total	440,000	$3.00	3,435,500	(1)

(1)                                  Tesoro’s Stock Incentive Plan includes the right to grant options and to issue restricted stock and the Plan was approved by Tesoro’s then sole stockholder in December 2001. This number reflects 124,500 restricted shares that have been issued all pursuant to the Plan.

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

Effective October 1, 2002, we acquired International Wholesale Tile, Inc. (IWT) through a share exchange and IWT became our wholly owned subsidiary. We issued a total of 9 million shares of our common stock in exchange for all of the IWT shares. As part of the transaction, Tesoro and each of the three IWT stockholders entered into a repurchase agreement by which the three stockholders may each sell a total of 150,000 shares of Tesoro’s common stock over a three-year period back to us for a price based on an amount equal to 88% of its then weighted average trading price.  This agreement was terminated on June 26, 2003.  At that time, the common stock was not trading on any exchange or quotation system.

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

December 31, 2002 compared to December 31, 2001

Sales for the year ended December 31, 2002 were $25,387,707 a 29% increase over sales for the year ended December 31, 2001. This growth follows a 40% growth from 1999 to 2000 and a 31% growth from 2000 to 2001. We are a relatively small player in a growing market. We are entering new markets and adding new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1%. The tile market in the United States is approximately $2.1 billion and is growing at a five to seven percent rate.

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

Making it easy for our customers to sell product is a key success factor for us. We have an extensive sampling and display program that augments the training and marketing support we provide our customers. As of December 31, 2002, our inventory of samples in the field with our customers represents a significant investment ($2,553,378 before accumulated depreciation) that is capitalized on our balance sheet.

Liquidity and Capital Resources

We had cash balances of $664,358 and $574,046 at the end of March 31, 2003 and December 31, 2002, respectively. We have generated positive cash flow from operations for the last three years.

In October 2002, we commenced a private offering of our common stock to accredited investors for up to one million units at $3.00 per unit. Each unit consists of one share of common stock and warrants to purchase 1½ shares initially at $3.00 per share for five years from the date the warrant was issued. The price of the warrants will increase by $.25 per share at the beginning of each calendar quarter following the first public sale of Tesoro’s common stock and continuing until the warrant expires.

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

ITEM 7.                       FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item 7 follow the index of financial statements that appears at the end of Part I of this Form 10-KSB/A.

ITEM 8.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2002, Tesoro notified the accounting firm of Magee, Rausch & Shelton, LLP of Tulsa, OK (“MRS”) that MRS had been replaced as Tesoro’s principal accountant. MRS reported on and audited the financial statements prepared by Tesoro since our inception on May 3, 200 and ending July 15, 2000. It has not prepared any financial statements subsequent to the July 15, 2000, reports.

On August 23, 2002, Tesoro engaged the accounting firm of Sewell and Company, PA of Hollywood, Florida, as its principal accountant to audit the financial statements prepared by Tesoro for the fiscal year ended December 31, 2002 and for its past financial filings. The decision to change accountants was approved by Tesoro’s Board of Directors and was based on its belief that Tesoro’s operations would be more accessible and economically undertaken by a Florida SEC qualified accounting firm since its wholly-owned subsidiary, International Wholesale Tile, Inc. is a Florida corporation located in Palm City, Florida.

MRS did not prepare the audited financial statements for the last two fiscal years. However, for the previously prepared audited report prepared by MRS, the MRS report on Tesoro’s financial statements and audits contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty audit scope or accounting principle. For those reports and documents prepared by MRS, there have been no disagreements with MRS on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

ITEM 9.                       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a).

Directors and Executive Officers

The following table includes the names, positions with Tesoro and ages of our Executive Officers and Directors.

Name	Age	Position
Henry J. Boucher, Jr.	55	• Tesoro: Chairman, President, Chief Executive Officer, Director • IWT Tesoro International Ltd.: Director • IWT Tesoro Transport, Inc.: President and Director

Forrest Jordan	55	• Tesoro: Chief Financial Officer, Senior Vice President; Director • IWT: Senior Vice President, Treasurer, Secretary, Director • IWT Tesoro International Ltd.: Director • IWT Tesoro Transport: Director

Paul F. Boucher	44	• Tesoro: Director, Senior Vice President • IWT: President, Director • IWT Tesoro International Ltd.: Director

Grey Perna	46	• Tesoro: Director, Senior Vice President • IWT: Senior Vice President, Director • IWT Tesoro International Ltd.: President, Director

James R. Edwards	51	• Tesoro: Secretary, Director

Carl G. Anderson, Jr.	58	• Tesoro: Director

James Lafond	60	• Tesoro: Director

Robert B. Rogers	67	• Tesoro: Director

Allen G. Rosenberg	55	• Tesoro: Director

Henry J. Boucher, Jr.    Henry has served as our President and a Director since December 29, 2001 and as our Chairman and Chief Executive Officer since November 2002. He is also a Director of International and President and a Director of Transport. Henry is the President and a Director of Borough Corporation, an inactive company. He received his M.S. in economics from South Dakota State University in 1972. From 1992 to June 1999, Henry was a Vice President of Mercer Management Consulting, a subsidiary of Marsh McLennan, an insurance brokerage firm. Prior to joining Mercer, he was a partner with the accounting firm of Coopers and Lybrand (now PriceWaterhouse Coopers). From June 1999 to July 2000, Henry was a partner with Arthur Andersen. He joined Business Edge Solutions, a technology consulting firm serving the financial services industry with e-commerce packaged solutions, where he was a Vice President until December 2000. Since January 2001, Henry has been a principal of Mentus Consulting LLC, consulting firm providing process improvement support services to a wide range of companies and industries.

Forrest Jordan.    Forrest has served as a Senior Vice President of Tesoro since November 2002, a Director since October 1, 2002, and as our Chief Financial Officer since March 28, 2003. Forrest has served as a Vice President, Secretary and Treasurer of IWT since April of 1994. He also serves as IWT’s sales manager. Forrest is also a Director of IWT, of International and of Transport. He received his M.B.A. from Anna Maria College in Paxton, MA.

Paul F. Boucher.    Paul has served as a Senior Vice President of Tesoro since November 2002 and as one of our Directors since October 1, 2002. Paul has been the President of IWT since April 1994 and in particular, focuses on IWT’s operations. He is also a Director of IWT and International.

Grey Perna.    Grey has served as a Senior Vice President of Tesoro since November 2002 and as one of our Directors since October 1, 2002. He has served as a Vice President of IWT since January 1997. He also serves as IWT’s marketing manager. He is also the President and a Director of International.

James R. Edwards.    Jim has served as one of our Secretaries since November 2002 and as a Tesoro Director since April 20, 2002. He has been the Vice President, General Counsel and Secretary of Wireless Knowledge, Inc., a telecommunications company since March 2002. From April 2000 to March 2002, Jim served as the Vice President, General Counsel and Secretary and Vice President of Finance & Administrative for Vapotronics, Inc., a medical device company. From March 1987 to April 2000, he was the Vice President, General Counsel and Secretary of General Atomics, a high-technology research and development company.

Carl G. Anderson, Jr.    Carl has served as a Director of Tesoro since October 28, 2002. He is Vice Chairman of the Board and General Manager of Arrow International Inc., a $300 million critical care medical device business located in Reading, Pennsylvania since 2002. Between May 1997 and 2002, Carl was the President and Chief Executive Officer of ABC School Supply, a $50 million supplier of materials and equipment for public and private schools. Prior to joining ABC School Supply, he served as Vice President and General Manager of the Retail Consumer Products Division of James River Corporation since August 1994. He also served as Vice President of Marketing for James River Corporation from May 1992 to August 1994. He was a marketing executive at Procter & Gamble from 1972 to 1984 and Vice President and General Manager at Nestle Foods Corporation in Purchase, New York from 1984 to 1992. Carl also served as a Director of the J.B. Williams Company, Inc., a manufacturer of consumer products, until the company was sold in October 2002, and as a Director of ABC School Supply until the company was sold in August 2002. He also serves as a trustee of Lafayette College. Carl graduated from Lehigh University Graduate School of Business Administration in 1972 and Lafayette College in 1967.

James Lafond.    Jim has served as a Director of Tesoro since October 24, 2002. Through September 30, 2002, he served as PricewaterhouseCooper’s Area Managing Partner for the Greater Washington Area, which encompasses client service offices in Washington, D.C., Maryland and Virginia. In this role, Jim had oversight responsibility for all of the Firm’s lines of service, marketing and operations in metropolitan Washington, D.C. Over the course of his career, Jim has led PWC’s National Business Development and Industry Specialization functions, served as U.S. leader of the Marketing and Sales functions, and as Director of National Emerging Business Services, providing financial and tax advice to entrepreneurs and growing companies. Jim was admitted as a General Practice Partner in 1974 in Massachusetts, moved to New York in 1984, Florida in 1992 and to the Greater Washington area in late 1994.

Robert B. Rogers.    Bob has served as a Director of Tesoro since January 2003, Since March 1999, he has served as the Chairman Emeritus of the Ewing Marion Kauffman Foundation. Bob became president of the Foundation in April 1990 and in September 1993 was named chairman of the Board of its Directors. He remained as president of the Foundation until July 1997, when he assumed chairman duties full time. Between 1967 and 1971, Bob served in a variety of middle management positions for Trans World Airlines (TWA) in New York and in Kansas City. After leaving TWA, he joined the Kansas City financial services firm of Waddell and Reed, where he was corporate controller until 1974. From there, Bob became chief financial officer of Gateway Sporting Goods until he joined Marion Laboratories in 1975 as corporate controller. A wide range of positions, including vice president of information systems and controls, vice president of financial controls, vice president of community affairs and finally president of the Marion Foundation, marked Roger’s tenure at Marion. Bob is also a Certified Public Accountant.

Allen G. Rosenberg.    Allen has served as a Director of Tesoro since November 7, 2002. He co-founded Marke Communications Inc. in 1979. Marke Communications is a direct response agency specializing in marketing and graphic arts productions.

Paul and Henry Boucher are brothers.

Nominees for Directors

A majority of the members of Tesoro’s Board of Directors are independent.

Directors are elected at our annual meeting of stockholders and serve for one year or until their successors are elected. Our bylaws permit the Board of Directors to fill any vacancy and such Director may serve until our next Annual Meeting of Stockholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. The officers of the Company devote full time to our business.

Board of Directors Committees

On November 22, 2002 our Board of Directors formed an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. On January 23, 2003, upon the recommendation of each of the committees, our Board adopted charters for each of these committees.

Audit Committee

The members of our Audit Committee include Jim Lafond, Chairman, Carl Anderson and Bob Rogers. Each member possesses the required level of financial literacy and at least one member, Jim Lafond, meets the current standards of the “audit committee financial expert” required by applicable rules and regulations. No member of the Audit Committee has any relationship to Tesoro or to any of its subsidiaries or affiliates that may interfere with the exercise of their independence from management and Tesoro.

Our Audit Committee

•                  reviews the planned scope and results of audits,

•                  considers any recommendations the auditors may make with respect to Tesoro’s internal controls and procedures,

•                  oversees any responses made to such recommendations, and

•                  reviews certain reports, including our quarterly and annual reports that are filed with the SEC.

Our auditors report directly to the Audit Committee.

Our Audit Committee meets with management and our auditors to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls. This information is received and reviewed prior to the filing of the required officers’ certification with our quarterly and annual reports filed with the SEC.

The Audit Committee’s formal written charter specifies:

•                  Its membership requirements;

•                  Its rules and procedures;

•                  Its authority and responsibilities;

•                  The outside auditor’s accountability to the Board and Audit Committee, and

•                  Its responsibility to oversee the independence of the outside auditor.

Compensation Committee

The members of the Compensation Committee include Jim Edwards, Chairman and Allen Rosenberg. Each of the members of this Committee meets the appropriate tests for independence and no member has any relationship to Tesoro or any of its subsidiaries or affiliates that may interfere with the exercise of their independence from management and Tesoro.

The purpose of this Committee is to discharge the Board’s responsibilities relating to

•                  our Executive Officers’ compensation;

•                  our equity-based compensation plans, including, without limitation, stock option and restricted stock plans, in which officers or employees may participate, and

•                  arrangements with executive officers relating to their employment relationships with Tesoro, including employment agreements, severance agreements, supplemental pension or savings arrangements, change in control agreements and restrictive covenants.

This Committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies and programs. It is also responsible for producing an annual report on executive compensation to be included in our proxy statement and assisting in preparing certain information to be included in other periodic reports filed with the SEC.

The Compensation Committee’s formal written charter specifies its

•                  Membership requirements;

•                  Rules and procedures; and

•                  Authority and responsibilities.

Nominating and Governance Committee

The members of our Nominating and Governance Committee are Carl Anderson, Chairman, and Jim Edwards. Each member meets the appropriate tests for independence. No member of this Committee has any relationship to Tesoro or any of its subsidiaries or affiliates that may interfere with the exercise of their independence from management and Tesoro.

The Nominating and Governance Committee is responsible for selecting those individuals who stand for election to our Board of Directors and to consider all reasonable comments from Stockholders regarding proposed nominees for Directors, as well as nominations for Board members recommended by Stockholders.

The Committee also oversees the evaluation of the Board and management and develops and recommends to the Board a set of Corporate Governance guidelines. In addition, the Compensation Committee oversees, reviews and approves all of Tesoro’s ERISA and other employee benefit plans.

Like the Compensation Committee, the Nominating and Governance’s formal written charter specifies its:

•                  Membership requirements;

•                  Rules and procedures; and

•                  Authority and responsibilities.

AUDIT COMMITTEE REPORT

The purpose of the Audit Committee is to monitor (i) the integrity of the financial statements, (ii) the compliance with legal and regulatory requirements, (ii) the independent auditor’s qualifications and independence, and (4) the performance of the Company’s internal audit function and independent auditors.  The Board of Directors, in its business judgment, has determined that each current member of the Committee is “independent”, as required by applicable listing standards of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. Management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements. Management is also responsible for the Company’s accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States of America. The Audit Committee acts in accordance with a written charter adopted by the Board of Directors. The Committee reviews this charter annually.

In the performance of its oversight function, the Audit Committee has considered and discussed the audited financial statements and unaudited quarterly financial statements with management and the independent auditors including a discussion of the quality, not just the acceptability, of accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. The Audit Committee has also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees as currently in effect. Finally, the Committee has received the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, currently in effect, and has discussed with the auditors the auditors’ independence from the Company and its management, and reviewed and approved the compatibility of non-audit services provided by Sewell and Company and approved the fees paid to them for the 2002 fiscal year.

The Audit Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s systems of internal control, and the overall quality of the Company’s financial reporting. The Audit Committee reviewed the Company’s internal controls with the Company’s independent auditors and, consistent with Section 302 of the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, met with management and the auditors prior to the filing of officers’ certifications required by that statute to receive any information concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

It is not the Audit Committee’s duty or responsibility to conduct auditing or accounting reviews or procedures. Audit Committee members are not employees of the Company and may not be, and may not represent themselves to be, or to serve as, accountants or auditors by profession. Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants.

Based upon the reports and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission. The Committee has also recommended to the Company’s shareholders the re-appointment of Sewell and Company as Tesoro’s independent auditors for the 2003 fiscal year.

James Lafond, Chairman

Carl G. Anderson Jr.

Robert Rogers

Corporate Governance.

Our Board has also adopted “Principles of Corporate Governance,” a copy of which is attached as Appendix “D”.  These principles include the standards for our Board and management, which, include other things,

•                  requires an ethical Board, Chief Executive Officer and management;

•                  sets forth our Directors’ and committee members’ qualification standards and responsibilities;

•                  describes our management’s responsibilities to new Board members;

•                  enumerates the guidelines for our Board’s compensation;

•                  provide for access to our management and independent advisors; and

•                  address succession planning for senior management.

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

Based on information provided to the Company, through June 13, 2003, all required filings have been made with the following exceptions: (1) 161 and River Road, LLC, a former controlling shareholder, was delinquent in filing its initial Form 3, which was due in February 2002, but which was filed in September 2002; (2) Baseball Cathedral, LLC, a former controlling shareholder, was delinquent in filing its initial Form 3, which was due in February 2002, but which was filed in September 2002; (3) Henry J. Boucher, Jr., the Company’s President, Interim Chief Financial Officer and Chairman, was delinquent in filing his initial Form 3 due in January 2002 and a Form 4 due in February 2002 and a Form 4 due in June 2002, but all of which were filed in September 2002; (4) James Edwards, a Director of the Company, was delinquent in filing his initial Form 3 due in May 2002 but which was filed in September 2002; and Mentus Consulting LLC, a former controlling shareholder, was delinquent in filing its initial Form 3 due in April 2002 and a Form 4 due in June 2002, both of which were filed in September 2002.

ITEM 10.                EXECUTIVE COMPENSATION

The information described in our discussion concerning “Executive Officers” includes Henry Boucher, Paul Boucher, Forrest Jordan and Grey Perna. Prior to November 2002, no individual held the title of Chief Executive Officer, however Henry Boucher has acted in that capacity since December 2001.

Summary Compensation Table

								Long-Term Compensation
		Annual Compensation						Awards			Payouts
Name and Principal Position	Year	Salary		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)	Options/ SARs		LTP Payouts ($)		All Other Compensation
Henry J. Boucher, Jr.,	2002	$120,000		-0	-	-0	-	—	100,000	(2)	-0	-	-0	-
Chairman, Director,	2001	—		—		—		—	—		—		—
President, Chief Executive Officer(1)	2000	—		—		—		—	—		—		—

Paul F. Boucher,	2002	$237,067	(3)	-0	-	$57,653	(4)	—	100,000	(2)	-0	-	$621,340	(7)
Director, Senior Vice	2001	193,783		—		23,090	(5)	—	—		—		173,819	(7)
President, President, International Wholesale Tile, Inc.	2000	98,636		—		6,767	(6)	—	—		—		87,000	(7)

Forrest Jordan, Director,	2002	$237,067	(3)	-0	-	$49,000	(7)	—	100,000	(2)	-0	-	$621,340	(7)
Senior Vice President,	2001	193,783		—		19,871	(8)	—	—		—		173,819	(7)
Vice President, Treasurer and Secretary, International Wholesale Tile, Inc.	2000	98,636		—		2,308	(9)	—	—		—		87,000	(7)

Grey Perna, Director,	2002	$237,067	(3)	-0-		$51,883	(10)	—	100,000	(2)	-0	-	$621,340	(7)
Senior Vice President,	2001	193,783		—		22,688	(11)	—	—		—		173,819	(7)
Vice President, International Wholesale Tile, Inc.	2000	98,636		—		-0	-	—	—		—		87,000	(7)

(1)                                  Henry signed a Salary Deferral Agreement with Tesoro, which was terminated by our Board, with Henry abstaining from the vote

(2)                                  These represent incentive stock options were granted as of November 23, 2002 pursuant to our Stock Incentive Plan. The options are for ten years and have an exercise price is $3.00 per share. The options vest as follows: (a) 33% at such time as our Common Stock begins trading on the OTCBB (or equivalent), (b) 33% at such time as Tesoro attains no less than a $50.0 million market cap for ten consecutive trading days, and (c) 34% when Tesoro achieves its 2003 revenue and profit targets, as approved by Tesoro’s Board of Directors. To date, none of these options have vested.

(3)                                  Of the annual salary, $63,250 represents salary for the last quarter of 2002 following our acquisition of IWT effective October 1, 2002.

(4)                                  Includes an automobile allowance of $10,500 (of which $4,500 was paid in last quarter of 2002 following the IWT acquisition), $2,055 for automobile fringe benefits (paid prior to the IWT acquisition), $2,885 for additional health benefits (paid prior to the IWT acquisition), and payment of $42,213 for an Executive Life Insurance policy with his spouse as beneficiary (of which $6,329 was paid following the IWT acquisition).

(5)                                  Includes automobile fringe benefit of $2,137, health fringe benefits of $6,185 and payment of $14,768 for an Executive Life Insurance policy with his spouse as beneficiary.

(6)                                  Includes automobile fringe benefit of $1,675 and health fringe benefits of $5,092.

(7)                                  Includes an automobile allowance of $6,785 (of which $4,500 was paid in last quarter of 2002 following the IWT acquisition) and payment of $42,215 for an Executive Life Insurance policy with his spouse as beneficiary (of which $8,402 was paid following the IWT acquisition).

(8)                                  Includes automobile fringe benefit of $265 and payment of $19,606 for an Executive Life Insurance policy with his spouse as beneficiary.

(9)                                  Includes automobile fringe benefit of $2,308.

(10)                            Includes an automobile allowance of $7,739 (of which $4,500 was paid in last quarter of 2002 following the IWT acquisition), $1,936 for additional health benefits and payment of $42,208 of an Executive Life Insurance policy with his spouse as beneficiary (of which $7,514 was paid following the IWT acquisition).

(11)                            Includes automobile fringe benefit of $1,113, health fringe benefits of $4,042 and payment of $17,533 for an Executive Life Insurance policy with his spouse as beneficiary.

Our 2001 Tesoro Stock Incentive Plan.

On December 27, 2001, our then sole Director recommended approving the 2001 Tesoro Stock Incentive Plan (the “Plan”) to our then sole stockholder, who, on December 27, 2001, approved the Plan. Below is a summary of the Plan:

We believe that our Plan satisfies our objective of enhancing our profitability and value for the benefit of our stockholders by enabling us to offer our eligible employees, consultants and our affiliates, stock-based incentives. We believe that this will help to create a means to raise the level of stock ownership by these individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.

Under the Plan, we may grant “non-qualified” and incentive stock options to purchase, and restricted stock (Awards). The aggregate maximum number of shares for which Awards may be issued under the Plan will be 4 million shares of our common stock. The Plan does provide for equitable adjustment of the number of shares and the number of shares of each subsequent Award and of the unexercised portion of the stock option award described below in the event of a change in our capitalization due to a stock split, stock dividend recapitalization, merger, or similar event. Other than with regard to incentive stock options, the number of shares that may be delivered under the Plan will be determined after giving effect to the use by a participant of the right, if granted, to cause Tesoro to withhold from the shares of common stock otherwise deliverable to a recipient upon exercising an Award in payment of all or a portion of his or her withholding obligation arising from such exercise.

Our Compensation Committee currently controls and manages the Plan’s operation and administration. The Committee has discretion to

•                  determine the types, terms and conditions of all Awards, including exercise price or purchase price (if any), performance goals, and other earn-out and/or vesting contingencies and acceleration provisions,

•                  adopt, alter or repeal administrative rules, guidelines and practices (including special guidelines for non-U.S. employees),

•                  delegate administrative responsibilities,

•                  construe and interpret the Plan’s terms and any agreements evidencing Awards granted.

The Committee, in its sole discretion, may grant stock options and restricted stock to our employees and consultants, our subsidiary corporations, or parent corporation. Participants will be selected on the basis of demonstrated ability to contribute substantially to us. Our Board has authority to grant stock options to Non-Employee Directors according to the Plan. All awards are subject to the terms of a written agreement between the participant and us.

The awards granted under the Plan may be either incentive stock options or non-qualified stock options or restricted stock awards. The maximum number of shares subject to any award of stock options or shares of Restricted Stock is 100,000.

The vesting schedule for any option granted under the Plan will be determined by the Committee and will be set forth in a specific option agreement. To the extent not exercised, installments will accumulate and be exercisable, in whole or in part, at any time after becoming exercisable, but not later than the date the option expires. The Committee has the right to accelerate the exercisability of any option.

Incentive Stock Options

Stock options qualify as “incentive stock options” (ISOs) if they meet the requirements of Section 422 of the Internal Revenue Code (Code). ISOs may only be granted to our employees and our affiliates and any person holding our capital stock or any affiliate possessing more than 10% of the total combined voting power of all classes of our capital stock. Affiliates will not be eligible to receive ISOs unless the exercise price per share is at least 110% of the fair market value of the stock on the date the option is granted. Each ISO granted pursuant to the Plan is exercisable, during the optionee’s lifetime, only by the optionee or the optionee’s guardian or legal representative.

Non-Qualified Stock Options

Non-qualified stock options may be granted to employees or to Directors who are not our officers nor employees, as well as to consultants and other persons who provide services to our affiliates and us. Stock options are non-qualified stock options if they do not meet the requirements for ISOs.

Restricted Stock

The Committee may grant shares of restricted stock, which is an award of shares of common stock that is subject to the attainment of pre-established performance goals and other conditions, restrictions and contingencies as the Committee determines. Awards of restricted stock may be granted solely to participants who are our employees or consultants, or of any of its subsidiaries or parent corporation. Unless otherwise determined by the Committee at the time of the grant, each award of restricted Stock will provide that if the participant engages in detrimental activities (as defined in the Plan) prior to, or during the one year period after, any vesting of restricted Stock, the Committee may direct (at any time within two years thereafter) that all unvested Restricted Stock be immediately forfeited to us and that the participant will pay us an amount equal to the fair market value at the time of vesting of any restricted stock that has vested in the period referred to above. (This does not apply upon a Change of Control). The Committee will fix the purchase price of the Restricted Stock.

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

All options will lapse on the expiration of the option terms specified by the Committee in a certificate evidencing such option, but in no event will non-qualified or incentive stock options be exercisable after the expiration of 10 years from the date such option is granted (five years for participants who own more than 10% of the total combined voting power of all classes of the stock of ours, our corporations or our parent corporation).

The exercise price per share of Common Stock subject to an Incentive Stock Option or a Stock Option intended to be “performance-based” for purposes of Section 162(m) of the Code shall be determined by the Committee at the time of grant but shall not be less than 100% of the fair market value of the shares of Common Stock at the time of grant. However, if an Incentive Stock Option is granted to a 10% Stockholder, the exercise price shall be no less than 110% of the fair market value of the Common Stock. The Committee will determine the exercise price per share of Common Stock subject to a non-qualified stock option.

To the extent that the aggregate fair market value (determined as of the time of grant) of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by an employee during any calendar year under this Plan and/or any other stock option plan of ours or any of our subsidiaries or parent corporation exceeds $100,000, such options shall be treated as non-qualified stock options. In addition, if an employee does not remain employed by us or any of our subsidiaries or parent corporation at all times from the time an ISO is granted until three months prior to the date of exercise (or such other period as required by applicable law), such option shall be treated as a non-qualified stock option. Should any provision of this Plan not be necessary in order for the Stock Options to qualify as Incentive Stock Options, or should any additional provisions be required, the Committee may amend this Plan accordingly, without the necessity of obtaining the approval of our stockholders.

Payment of the purchase price is by (i) cash, (ii) check, or (iii) such other consideration as the Plan Administrators, in their sole discretion, determine and is consistent with the Plan’s purpose and applicable law, or (iv) any combination of the foregoing.

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

Each stock option expires and is no longer exercisable on the dates that the Plan administrators determine at the time when the options are granted. Stock options can also be terminated under certain circumstances following a “Change of Control.”

According to our Plan, a “Change of Control” occurs if we

•                  are dissolved or liquidated,

•                  are reorganized, merged or consolidated with one or more corporations where we are not the surviving entity, or

•                  transfer substantially all of our property or more than 80% of our then outstanding shares to another corporation not controlled by our stockholders.

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

The following discussion of the federal income tax consequences of granting and exercise of stock options and restricted stock awards under the Plan and the sale of common stock acquired as a result of any exercises of options is based on an analysis of the Code, existing laws, judicial decisions, and administrative rulings and regulations, all of which are subject to change. In addition to being subject to the federal income tax consequences described below, a participant may also be subject to state, local, estate and gift tax consequences, none of which is described below. This discussion is limited to the U.S. federal income tax consequences to individuals, who are citizens or residents of the United States, other than those individuals who are taxed on a residence basis in a foreign country.

Incentive Stock Options.

Neither the grant nor (provided the holding periods described below are satisfied) the exercise of an incentive stock option will result in taxable income to a participant or a tax deduction for us. However, for purposes of the alternative minimum tax, the excess of the fair market value of the shares acquired upon exercise of an incentive stock option (determined at the time the option is exercised) and the exercise price for such shares will be considered part of the participant’s income.

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

If the holding period rules are not satisfied, the portion of any gain recognized on the disposition of the shares acquired upon the exercise of an incentive stock option that is equal to the lesser of the fair market value of the shares on the date of exercise minus the exercise price, or the amount realized on the disposition minus the exercise price, will be treated as ordinary compensation income in the taxable year of the disposition of the shares, with any remaining gain being treated as capital gain. If the holding periods are not satisfied, we will generally be entitled to a tax deduction equal to the amount of such ordinary income included in the participant’s taxable income, subject to Section 162(m) of the Code.

Non-Qualified Stock Options.

A participant will recognize no taxable income at the time a non-qualified stock option is granted to a recipient.

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

We will generally be entitled to a deduction for federal income tax purposes at such time and in the same amount as the amount includable in the participant’s ordinary income in connection with his or her exercise of a non-qualified stock option, subject to Section 162(m) described herein.

Upon a participant’s subsequent sale or other disposition of shares purchased on exercise of a non-qualified stock option, the participant will recognize capital gain or loss (which may be short-term or long-term depending upon the participant’s holding period) on the difference between the amount realized on such sale or other disposition and the participant’s tax basis in the shares sold. The tax basis of the shares acquired upon the exercise of the option will be equal to the sum of the exercise price for such shares and the amount includable in the participant’s income with respect to such exercise and acquisition of the shares.

All Stock Options.

The following considerations may also apply to grants of non-qualified stock options and/or incentive stock options:

•                  Any of our officers and directors subject to Section 16(b) of the Exchange Act may be subject to special tax rules regarding the income tax consequences concerning their stock options,

•                  Any entitlement to a tax deduction on the part of us is subject to the applicable tax rules (including, without limitation, Section 162(m) of the Code regarding a $1,000,000 limitation on deductible compensation), and

•                  In the event that the exercisability or vesting of any stock option is accelerated because of a change in control, payments relating to the stock option (or a portion thereof), either alone or together with certain other payments, may constitute parachute payments under Section 280G of the Code, which excess amounts may be subject to excise taxes.

In general, Section 162(m) of the Code does not allow a publicly held corporation, for federal income tax purposes, to deduct compensation in excess of $1 million per year per person to its chief executive officer and the four other officers whose compensation is disclosed in its proxy statement, subject to specific exceptions. Our Plan does not currently qualify for the exceptions and is therefore subject to the limitations of Section 162(m).

Options may not be sold, assigned, transferred, pledged or encumbered, except by will or by the laws of descent and distribution. The optionee may only exercise an option during his or her lifetime or his or her estate, for a period of time after the optionee’s death.

Generally, our Board of Directors or the Committee have the power to amend, terminate or suspend all or any portion of the Plan without stockholder approval. However, no amendment may impair an existing award or alter the rights of a recipient of options already granted under the Plan without the recipient’s consent. Additionally, the Board of Directors may not, without further approval of our stockholders and according to Nevada law, solely to the extent required by the applicable provisions of Rule 16b-3, Section 162(m) or 422 of the Code, or the rules of any applicable exchange:

•                  Increase the aggregate number of shares of Common Stock that may be issued under this Plan,

•                  Increase the maximum individual Participant limitations for a fiscal year,

•                  Change the classification of employees, Consultants or Non-Employee Directors eligible to receive Awards under this Plan,

•                  Decrease the minimum option price of any Stock Option,

•                  Extend the maximum Stock Option period,

•                  Materially alter the Performance Criteria for the Award of Restricted Stock, or

•                  Make any other amendment that would require stockholder approval under the rules of any exchange or system on which our securities are listed or traded.

Unless previously terminated by the Board of Directors, the Plan shall terminate on the earlier of December 31, 2012 or ten years after the date the Plan is effective. Through December 31, 2002, 440,000 options were granted and 124,500 restricted shares were issued under the Plan.

Stock Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2002, 440,000 options were granted to Tesoro’s Executive Officers and Directors pursuant to the Plan. As part of these grants, Henry Boucher, Jr., Paul Boucher, Forrest Jordan and Grey Perna each received 100,000 options on November 23, 2002. These options are exercisable for ten years from the grant date and their exercise price is $3.00 per share. The options vest as follows: (a) 33% at such time as our shares commence trading on the OTCBB (or equivalent), (b) 33% at such time as Tesoro attains no less than a $50 million market cap for ten consecutive trading days, and (c) 34% when Tesoro achieves its 2003 revenue and profit targets, as approved by Tesoro’s Board of Directors. As of March 31, 2003, none of these options have vested.

We also granted options to purchase 10,000 shares to Jim Edwards, Jim Lafond, Carl Anderson, Jr. and Allen Rosenberg. The exercise price of these options is $3.00 per share through November 22, 2012, 50% of which vested immediately and 50% of which will vest on November 23, 2003.

Option Exercises and Year End Values

No options were exercised during fiscal year ended December 31, 2002 by the persons named in the “Summary Compensation Table” above.

Directors’ Compensation

Under the Plan, the Board of Directors has the authority to grant to Non-Employee Directors, subject to the terms of the Plan, options to purchase

•                  options to purchase up to a maximum of 150,000 shares of Common Stock as of the date the non-employee Director begins service as a non-employee Director and

•                  options to purchase up to a maximum of 75,000 shares of Common Stock in any calendar year, provided the non-employee Director has not ceased to be a Director or if he ceased to be a Director he has not become an employee or consultant of Tesoro or its affiliates.

The per share exercise price will be determined by the Board of Directors but will not be less than 100% of the fair market value of the share of Common Stock at the time of grant and may be subject to stockholder approval. The term of each option granted to a Director pursuant to the Plan shall be 10 years, and such option shall be 50% vested and exercisable on the date such option is granted, and 50% vested and exercisable on the first anniversary of the grant date.

On November 22, 2002, our Board approved the compensation of the outside Directors as follows:

•                  Issuing 10,000 shares upon accepting the Board appointment;

•                  A stipend of $500 per Director per meeting attended;

•                  A stipend of $500 per Director per committee meeting attended (with the exception of the Chair of the Audit Committee, who will receive a stipend of $1,000 per meeting);

•                  Reimbursement of out of pocket expenses incurred by each Director in order to attend a meeting (spouse costs included for annual stockholder/ Board meeting only); and

•                  10,000 options to acquire shares of common stock at the fair market value per each full calendar year of service.

Employment and Consulting Agreements

Henry J. Boucher, Jr.    On December 29, 2001, Tesoro entered into an employment agreement with Henry to serve as Tesoro’s President. In consideration for his services, and under the terms of his employment agreement, Henry receives an annual salary of $120,000. He had signed a Salary Deferral Agreement that was later terminated by Tesoro’s Board, with Henry abstaining. All his deferred salary was paid to Henry Boucher in December 2002. He also receives a monthly car allowance of $1,500. Henry Boucher’s employment may be terminated for cause at any time and within 30 days without cause. He is subject to non-disclosure and non-compete provisions.

On March 27, 2003, the Board of Directors voted to increase the term of Henry Boucher’s employment agreement from one year to three years and to increase his salary to $240,000 per year at such time as the registration statement of which this prospectus is a part is effective. At that time, the salary will be retroactive as of January 1, 2003. At the same time, the Board also voted to issue Mr. Boucher a $25,000 bonus for 2002.

Forrest Jordan.    Effective October 2, 2002, IWT entered into an employment agreement with Forrest for one year, renewed automatically unless terminated by IWT not less than ninety days prior to the expiration of the term. In consideration for his services, Forrest Jordan receives a salary of $253,000 per year. He also receives a monthly car allowance of $1,500. Forrest Jordan also receives a life insurance policy whose beneficiary is his family and such other compensation as determined by the Compensation Committee. He is subject to non-disclosure and non-compete provisions. On March 27, 2003, the Board of Directors voted to increase the term of his employment agreement from one year to three years and to issue Forrest Jordan a $25,000 bonus for 2002.

Paul F. Boucher.    Paul Boucher’s employment agreement is substantially the same as that of Forrest Jordan’s, with the exception that he receives an annual salary of $263,000. On March 27, 2003, the Board of Directors voted to increase the term of his employment agreement from one year to three years and to issue Paul Boucher a $25,000 bonus for 2002.

Grey Perna.    Grey Perna’s employment agreement is substantially the same as that of Forrest Jordan’s. On March 27, 2003, the Board of Directors voted to increase the term of his employment agreement from one year to three years and to issue Grey Perna a $25,000 bonus for 2002.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 13, 2003, the shares of Common Stock owned beneficially by (i) each of our Executive Officers, (ii) each of our current Directors, (iii) all Executive Officers and Directors as a group, (iv) each person known by us to be the beneficial owner of more than five percent of our Common Stock. “Beneficial Ownership” is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, Common Stock is “beneficially” owned not only if it is held directly, but also if it is held indirectly (though a relationship, a position as a director or trustee, or a contract or understanding), or has (or share the power to vote the stock or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Executive Officers, Directors and Nominees for Directors listed have sole voting and investment power over his or its shares. As of June 13, 2003, 11,205,502 shares of our common stock were issued and outstanding, held by approximately 149 holders of record.

Name(1)	Current Title	Shares Beneficially Owned		Percent of Class
Henry J. Boucher, Jr.	•Tesoro: Chairman, President, Chief Executive Officer, Interim Chief Financial Officer, Director •IWT Tesoro International Ltd.: Director •IWT Tesoro Transport, Inc.: President and Director	785,500		7.0%

James R. Edwards(1)(2)(3)	Tesoro: Director	40,000	(4)	*

James Lafond(1)(5)	Tesoro: Director	15,000	(6)	*

Carl G. Anderson, Jr.(1)(3)(5)	Tesoro: Director	65,000	(7)	*

Robert B. Rogers(5)	Tesoro: Director	10,000		*

Allen G. Rosenberg(1)(2)	Tesoro: Director	15,000	(6)	*

Paul F. Boucher(1)	•Tesoro: Director, Senior Vice President •IWT: President, Director •IWT Tesoro International Ltd.: Director	3,030,000	(8)(9)	27.1%

Forrest Jordan(1)	•Tesoro: Senior Vice President, Director •IWT: Senior Vice President, Treasurer, Secretary, Director •IWT Tesoro International Ltd.: Director	3,000,000	(8)	26.8%

Grey Perna(1)	•Tesoro: Director, Senior Vice President •IWT: Senior Vice President, Director •IWT Tesoro International Ltd.: Director	3,012,000	(8)(10)	26.9%

All Current Officers, Directors and Nominees for Director; as a Group (nine persons)		9,972,500		81.7%

*Less than 1%.

(1)                                  The address for each of Tesoro’s Directors, Nominees for Directors and Executive Officers is 191 Post Road West, Suite 10, Westport, CT 06880.

(2)                                  Member of the Compensation Committee.

(3)                                  Member of the Nominating and Governing Committee.

(4)                                  Includes 5,000 incentive stock options, which are currently vested and which are exercisable at $3.00 per share through November 22, 2012. Also includes warrants to purchase up to 15,000 shares at $3.00 per share through January 7, 2008.

(5)                                  Member of the Audit Committee.

(6)                                  Includes 5,000 incentive stock options that are currently vested and are exercisable at $3.00 per share through November 22, 2012.

(7)                                  Includes 5,000 incentive stock options that are currently vested and are exercisable at $3.00 per share through November 22, 2012. Also includes warrants to purchase up to 30,000 shares at $3.00 per shares through March 10, 2008.

(8)                                  IWT’s institutional lender requires that during the term of its loan, Paul Boucher, Grey Perna and Forrest Jordan will not allow their aggregate beneficially ownership interest in Tesoro to be less than 51%.

(9)                                  Includes 30,000 shares held by Mr. Boucher’s minor children.

(10)                            Includes 12,000 shares held by Mr. Perna’s wife.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are brief descriptions of transactions between us (or any of our affiliates) and any of our Directors, Executive Officers or Stockholders beneficially owning more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%.

In May 2002, Tesoro sold 100,000 shares of our common stock for an aggregate of $20,000 to Mentus Consulting LLC, a limited liability company, controlled by Henry J. Boucher, our President and Chief Executive Officer.

Forrest Jordan, Grey Perna and Paul F. Boucher as payees, hold promissory notes from IWT in the principal amounts of $88,711.93, $120,000 and $240,000, respectively. The notes bear interest at 10% per year and are due on or before December 31, 2025. In connection with our credit facility for $7.5 million, Forrest, Grey and Paul have each entered into a subordination agreement with the lender that provides that each of these obligations are subordinated to that of the lender and these obligations have also been assigned to the lender as security for our obligations to the lender.

As part of our acquiring IWT, we issued nine million shares to Forrest Jordan, Grey Perna and Paul F. Boucher. Each of these stockholders entered into a repurchase agreement by which each may sell a total of 150,000 shares of Tesoro common stock over a three-year period back to us for a price per share based on 88% of Tesoro’s then weighted average price.  On June 26, 2003, each of these repurchase agreements were terminated and are no longer of any force or effect.

ITEM 13.                EXHIBITS, LIST AND REPORTS ON FORM 10-KSB/A

EXHIBIT NUMBER	DESCRIPTION
1.1	Selected Dealers Agreement (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on June 4, 2003)
3.1	Articles of Incorporation (filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000)
3.1.1

Articles of Amendment to Articles of Incorporation dated September 23, 2002 (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002)

3.2.1	Bylaws (filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000)
3.2.2	Amended and Restated Bylaws (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2003)
3.3.1	Specimen Stock Certificate (filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000)
3.3.2	Audit Committee Charter (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2003)
3.3.3	Compensation Committee Charter (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2003)
3.3.4	Nominating And Governing Committee Charter (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2003)
3.4.1	Code of Ethics for Senior Financial Officers (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on April 11, 2003)
4.1.1	Form of Warrant Agreement (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on April 11, 2003)
4.1.2	Form of Stock Certificate (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on April 11, 2003)
4.1.3	Form of Lock-Up Agreement (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on April 11, 2003)
10.1	Agreement With Peter Goss (filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000)
10.2	Stockholders Agreement (filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000)
10.3	2001 Ponca Acquisition Corporation Stock Incentive Plan. (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002)
10.4

Employment Agreement Between Ponca Acquisition Corporation And Henry Jr. Boucher, Jr. Dated As Of December 29, 2002 (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002)

10.5

Memorandum Of Understanding Between Ponca Acquisition Corporation And The Stockholders Of International Wholesale Tile, Inc. (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002)

10.6

Stock Purchase Agreement Among The Stockholders Of International Wholesale Tile, Inc., And IWT Tesoro Corporation, Effective October 1, 2002. (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002)

10.7	Termination Of Stockholders Agreement (filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 4, 2003)
10.8	Repurchase Agreement (filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 4, 2003)
10.9	Form of Indemnity Agreement (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on April 11, 2003)
10.00

Employment Agreement between International Wholesale Tile, Inc. and Forrest Jordan (exhibits omitted) (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.11

Employment Agreement between International Wholesale Tile, Inc. and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest Jordan’s Employment Agreement with the exception of the employee’s name and address)

10.12

Employment Agreement between International Wholesale Tile, Inc. and Grey Perna (this document is omitted as it is substantially similar to Forrest Jordan’s Employment Agreement with the exception of the employee’s name and address)

10.13

Subordination Agreement between Congress Financial Corporation (Florida). and Forrest Jordan (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.14

Subordination Agreement between Congress Financial Corporation (Florida). and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.15

Subordination Agreement between Congress Financial Corporation (Florida). and Grey Perna (this document is omitted as it is substantially similar to Forrest Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.16

Termination of Repurchase Agreement dated June 26, 2003 between IWT Tesoro Corporation and Forrest Jordan (filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 26, 2003).

10.17

Termination of Repurchase Agreement dated June 26, 2003 between IWT Tesoro Corporation and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest Jordan’s Termination of Repurchase Agreement with the exception of the name and address) (filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 26, 2003).

10.18

Termination of Repurchase Agreement dated June 26, 2003 between IWT Tesoro Corporation and Grey Perna (this document is omitted as it is substantially similar to Forrest Jordan’s Termination of Repurchase Agreement with the exception of the name and address) (filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 26, 2003).

21.	Subsidiaries of Registrant (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on April 11, 2003)*
99.1	MRS’ Letter To The Securities And Exchange Commission. (filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002)
99.2	Letter from Peter Goss regarding fiscal year end (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002)

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

Date: June 30, 2003

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
Carl G. Anderson, Jr., Director

/s/ Robert Rogers
Robert Rogers, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND

INTERIM CHIEF FINANCIAL OFFICER

I, Henry J. Boucher, Jr., President, Chief Executive Officer and Acting Chief Financial Officer of IWT Tesoro Corporation, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of IWT Tesoro Corporation for year ended December 31, 2002;

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

Date: June 30, 2003	By: /s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr.,
President, Chief Executive Officer and Acting Chief Financial Officer