Form 10QSB
period 2003-06-30
IWT TESORO CORP
filed 2003-08-08
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2003 to June 30,2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 0-31267

IWT TESORO CORPORATION

(Exact Name of Small Business Issuer in Its Charter)

Nevada	91-2048019
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

101 Post Road West, Westport, CT 06880
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

☒Yes                   ☐No

State the number of shares outstanding of each of the issuer’s class of common equity:  As of August 6, 2003, 11,214,630 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:   ☐Yes         ☒No

Part 1. Financial Information

Item 1. Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2003

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Current assets
Cash	$318,732	$574,046
Accounts receivable, net	4,583,646	2,875,532
Inventory	10,922,077	6,047,876
Deferred tax asset	—	34,348
Prepaid expenses	331,261	286,820
Total current assets	16,155,716	9,818,622

Property and equipment, net	3,811,678	2,712,422

Other assets
Organization cost, net	7,480	—
Other receivables	66,933	64,205
Other receivables - related parties	—	5,500
Other assets	144,020	122,008
	218,433	191,713

	$20,185,827	$12,722,757

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)

Current liabilities
Accounts payable	$9,273,711	$5,403,816
Accrued expenses	60,000	126,340
Other current liabilities	29,097	24,723
Deferred tax liability	29,652	—
Current portion of lease payable	57,196	47,222
Current portion of notes payable - unrelated parties	57,832	48,780
Total current liabilities	9,507,488	5,650,881

Long term lease payable	149,164	108,438
Long term notes payable - related parties	338,662	448,712
Long term notes payable - unrelated parties	68,448	64,872
Long term loan payable	7,335,904	4,864,778
	7,892,178	5,486,800

Redeemable common stock (450,000 shares issued and outstanding)	—	1,073,160

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 11,209,252 and 10,587,834 issued and outstanding	11,209	10,588
Additional paid in capital	2,290,092	686,068
Retained earnings (deficit)	484,860	(184,740)
	2,786,161	511,916

	$20,185,827	$12,722,757

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the period ended June 30,
	Three months ended		Six months ended
	2003	2002	2003	2002
Revenue

Sales, net of discounts and returns	$8,505,066	$6,803,466	$15,239,624	$12,817,486
Cost of goods sold	5,012,000	4,193,483	9,091,607	7,805,798

Gross profit	3,493,066	2,609,983	6,148,017	5,011,688

Expenses
Payroll	1,149,349	1,004,736	2,282,180	1,775,936
Delivery	413,075	316,114	749,120	587,632
Lease expenses	198,254	112,490	332,634	227,206
Depreciation and amortization	158,603	86,039	295,127	200,617
General and administrative	305,373	111,194	516,285	190,239
Insurance	85,138	84,803	159,966	167,154
Sales expenses	129,763	58,513	198,370	98,105
Bad debts	50,570	—	53,817	—
Repairs and maintenance	87,629	69,120	169,999	104,108
Advertising	18,474	91,041	40,350	106,104
Travel and entertainment	75,653	14,367	130,112	47,993
Professional fees	113,794	23,864	237,742	43,901
	2,785,675	1,972,281	5,165,702	3,548,995
Income from operations	707,391	637,702	982,315	1,462,693

Other income/(expenses)
Interest expense	(98,632)	(89,679)	(174,581)	(164,310)
Other income	900	876	1,941	1,584
Other expense	(5,723)	(11)	(5,723)	—
Gain (loss)on disposal	—	—	(5,352)	5,979
	(103,455)	(88,814)	(183,715)	(156,747)

Net income before taxes	603,936	548,888	798,600	1,305,946

Income tax - deferred	(32,000)	—	(64,000)	—
Income tax - current	(65,000)	—	(65,000)	—

Net income	$506,936	$548,888	$669,600	$1,305,946

Earnings per common share - basic	$0.05	$0.06	$0.06	$0.15

Earnings per common share - diluted	$0.04	$0.06	$0.06	$0.15

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2003

	Common Stock		Additional Paid in Capital	Subscription Receivable	Retained Earnings (Deficit)	TOTAL
	Shares	Amount
Balance, December 31, 2001	9,000,000	$9,000	$116,400	$(84,000)	$830,582	$871,982

Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000	—	84,000

Net income, nine months ended September 30, 2002	—	—	—	—	2,118,767	2,118,767

Balance September 30, 2002 - before recapitalization	9,000,000	9,000	116,400	—	1,085,329	1,210,729

Recapitalization on October 1, 2002	1,800,000	1,800	972,471	—	(1,085,329)	(111,058)

Balance after recapitalization on October 1, 2002	10,800,000	10,800	1,088,871	—	—	1,099,671

Reclassification of redeemable stock	(450,000)	(450)	(60,086)			(60,536)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees for services rendered (SIP)	75,900	76	205,613	—	—	205,689

Issuance of shares to directors (SIP)	40,000	40	108,360	—	—	108,400

Issuance of shares to consultants (SIP)	8,600	9	23,297	—	—	23,306

Sub-total	10,489,500	$10,490	$1,406,690	$—	$—	$1,417,180

Issuance of shares in exchange for consulting services	10,000	10	27,090	—	—	27,100

Issuance of shares - private offering	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Accretion of redeemable stock			(1,012,624)			(1,012,624)

Net loss, three months ended December 31, 2002	—	—	—	—	(184,740)	(184,740)

Balance, December 31, 2002	10,587,834	10,588	686,068	—	(184,740)	511,916

Issuance of shares - private offering	93,334	93	279,907	—	—	280,000

Exercise of warrants	10,000	10	29,990	—	—	30,000

Issuance of shares to employees for services rendered (SIP)	1,000	1	2,709	—	—	2,710

Issuance of shares to directors (SIP)	15,000	15	40,635	—	—	40,650

Issuance of shares - private offering	43,334	43	129,957	—	—	130,000

Issuance of shares in exchange for consulting services (SIP)	5,000	5	27,495	—	—	27,500

Sub-total	10,755,502	$10,755	$1,196,761	$—	$(184,740)	$1,022,776

Issuance of shares - public offering	3,750	4	20,621	—	—	20,625

Cancellation of stock repurchase agreement	450,000	450	1,072,710	—	—	1,073,160

Net income, six months ended June 30, 2003					669,600	669,600

Balance, June 30, 2003 (Unaudited)	11,209,252	$11,209	$2,290,092	$—	$484,860	$2,786,161

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net Income	$669,600	$1,305,946

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,127	200,617
(Gain) loss on disposal of assets	5,352	(5,979)
Bad debts	53,817	—
(Increase) decrease in accounts receivable	(1,707,843)	(1,100,740)
(Increase) decrease in inventory	(4,874,201)	448,739
(Increase) decrease in prepaid expenses	(44,440)	3,840
(Increase) decrease in other assets	33,339	(19,876)
Increase (decrease) in accounts payable and accrued expenses	3,797,846	147,043
Increase (decrease) in other liabilities	39,735	5,482
Total adjustments	(2,401,268)	(320,874)
Net cash provided by (used in) operating activities	(1,731,668)	985,072

Cash flows from investing activities:
Proceeds from sale of property	—	11,000
Cash payments for the purchase of property	(1,303,172)	(214,552)
Net cash used in investing activities	(1,303,172)	(203,552)

Cash flows from financing activities:
Proceeds from issuance of stocks	460,625	—
Proceeds from loans	16,228,000	11,800,000
Proceeds from loans from related party	10,640	14,360
Distributions to stockholders	—	(650,000)
Payments for stockholder loans	(110,050)	—
Principal payments on notes payable	(13,782,136)	(11,856,737)
Principal payment on capital leases	(27,553)	(20,771)
Net cash provided by (used in) financing activities	2,779,526	(713,148)

Net increase in cash and cash equivalents	(255,314)	68,372

Cash and cash equivalents, beginning of period	574,046	402,500

Cash and cash equivalents, end of period	$318,732	$470,872

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest expense	$174,581	$164,310

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2003

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

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

No options were granted during the six months ended June 30, 2003 and 2002.

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

Basic and diluted weighted average number of shares outstanding at June 30th is as follows:

	2003	2002

Basic weighted average number of shares outstanding	11,142,691	9,000,000

Diluted weighted average number of shares outstanding	11,485,873	9,000,000

At June 30, 2003, the total number of additional shares that could further dilute basic EPS in the future, but were not included in the computation of diluted EPS because of their antidilutive effect, was 3,750 shares.  At June 30, 2002, there were no common stock equivalents that could potentially dilute basic EPS in the future.

NOTE 3                            CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $315,232 at June 30, 2003, which was insured for up to $100,000 per financial institution by the U.S. Federal Deposit Insurance Corporation.

The Company obtains detailed credit evaluations of customers and establishes credit limits as required and routinely assesses the financial strength of its customers.  The Company competes primarily in the sale of ceramic tile and marble markets and sells its products to a multitude of customers.  There is no disproportionate concentration of credit risk.

NOTE 4                            ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2003	December 31, 2002

Accounts receivable	$4,643,646	$2,958,777
Less allowance for doubtful accounts	(60,000)	(83,245)

	$4,583,646	$2,875,532

Bad debt expense for the six months ended June 30, 2003 was $53,817. There was no bad debt expense for the six months ended June 30, 2002.

NOTE 5                            INVENTORY

Inventory consisted of the following:

	June 30, 2003	December 31, 2002

Tiles	$9,327,589	$4,692,974
Inventory in transit	1,594,488	1,354,902

	$10,922,077	$6,047,876

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse.  The Company obtains legal title at the shipping point.  Inventory cost includes the purchase price and in-bound freight.

NOTE 6                            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2003	December 31, 2002	Depreciation Period in Years

Furniture and fixtures	$337,901	$89,227	5-10
Machinery and equipment	433,290	326,165	7-10
Vehicles	223,458	207,071	5
Display boards	820,441	607,978	5
Sample boards	2,703,845	2,379,533	10
Computer equipment	317,929	131,407	3-5
Leasehold improvements	355,846	108,220	7

	5,192,710	3,849,601
Less accumulated depreciation	(1,381,032)	(1,137,179)

	$3,811,678	$2,712,422

Depreciation expense for the six months ended June 30, 2003 and 2002 was $294,296 and $200,617, respectively. (See Note 9)

Sample Boards

The samples in the field with customers and salespersons have two characteristics that distinguish them as fixed assets:

•                  They are produced for use in operations and entered into the revenue-generating stream indirectly as marketing tools.  They are held primarily for use and not for sale.

•                  They have relatively long lives.

The carrying values of these samples are adjusted through systematic depreciation to reflect wear and tear.

Capitalized samples in the field were as follows:

	June 30, 2003	December 31, 2002

Sample boards	$2,703,845	$2,379,533
Less: accumulated depreciation	(715,763)	(586,507)

	$1,988,082	$1,793,026

Depreciation expense related to the sample boards for the six months ended June 30, 2003 and 2002 was $129,256 and $94,979, respectively.

NOTE 7                            NOTES PAYABLE

The Company has outstanding notes payable as follows:

	June 30, 2003	December 31, 2002

Notes Payable – Related Parties	$338,662	$448,712
Notes Payable – Unrelated Parties	126,280	113,652

	464,942	562,364
Less current portion	(57,832)	(48,780)

	$407,110	$513,584

Interest expense for the six months ended June 30, 2003 and 2002 was $25,489 and $32,682, respectively.

Long-term debt maturities for all notes payable for the next five years and thereafter are as follows:

2003	$32,285
2004	50,578
2005	25,880
2006	7,622
2007	7,622
2008 & thereafter	340,955

$464,942

NOTE 8                            LOAN PAYABLE

On November 13, 2002, the subsidiary (IWT) renegotiated its existing line of credit to increase the amount of the maximum credit to $7,500,000.  The average interest rate was approximately 5% for the six months ended June 30, 2003.  IWT owed $7,335,904 at June 30, 2003, and $4,864,778 at December 31, 2002 against these revolving loans.

IWT is subject to a number of restricted covenants under the debt agreement.  IWT is in compliance with all covenants during the six months ended June 30, 2003.

Interest expense related to these loans for the six months ended June 30, 2003 and 2002 was $143,534 and $126,928, respectively.

NOTE 9                            LEASES

Capital Leases

The Company’s property under capital leases is included in property and equipment (See Note 6) and is summarized as follows:

	June 30, 2003	December 31, 2002

Equipment	$355,448	$266,672
Less: Accumulated depreciation	(75,155)	(58,724)

Net assets under capital leases	$280,293	$207,948

Operating Leases

The Company leases office and warehouse space under a non-cancelable operating lease, which has an initial term in excess of one year.  In May 2003, the Company took occupancy of a new warehouse and office facility in Palm City, Florida.   Additionally, the Company entered into a new lease agreement for over 48,000 square feet of warehouse space at the old location. The Company also leases office space in Westport, Connecticut for its corporate headquarters.

At June 30, 2003, future minimum annual lease payments under operating and capital leases are as follows:

	Operating Leases	Capital Leases

2003	$409,631	$30,426
2004	832,312	57,587
2005	851,887	53,328
2006	872,437	41,216
2007	893,800	21,310
2008 and thereafter	5,232,645	2,493

	$9,092,712	$206,360

Total lease expense under operating leases was $332,634 and $227,206 for the six months ended June 30, 2003 and 2002, respectively.

Total interest expense under capital leases was $5,558 and $4,700 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 10                   INCOME TAXES

At June 30, 2003 the Company had utilized its loss carryforward of approximately $400,000 that would have expired on December 31, 2022.

The provision for income taxes at June 30, 2003 consisted of the following:

Currently payable:
Federal	$51,000
State	14,000

$65,000
Deferred provision:
Federal	$48,000
State	16,000

$64,000

At June 30, 2002, the Company was an S Corporation; consequently no income tax provision was required.

NOTE 11                     STOCKHOLDERS’ EQUITY

The Articles of Incorporation provide for the authorization of 25,000,000 shares of convertible preferred stock at $0.001, and 100,000,000 shares of common stock at $0.001 par value.  Each share of preferred stock is convertible into 1 share of common stock.  At June 30, 2003 11,209,252 shares of common stock were issued and outstanding.

Common Stock

During the six months ended June 30, 2003, the Company issued 136,668 shares of common stock and 205,002 warrants for $3.00 per unit, for a total of $410,000, to accredited investors pursuant to the private offering. (See Note 14)

On March 3, 2003, the Company issued 1,000 shares of common stock valued at $2.71 per share, based on the contemporaneous offering price, for a total of $2,710, to employees under the Stock Incentive Plan for services rendered resulting in an immediate charge to operations.

On February 18th and February 25th, 2003, the Company issued 15,000 shares of common stock valued at $2.71 per share, based on the contemporaneous offering price, for a total of $40,650, to directors under the Stock Incentive Plan for services rendered resulting in an immediate charge to operations.

On February 26, 2003, 10,000 warrants were exercised for 10,000 shares of common stock at $3.00 per share, or a total of $30,000.

On May 12, 2003, the Company issued 5,000 shares of common stock valued at $5.50 per share, based on the contemporaneous public offering price, for a total of $27,500, to a consultant under the Stock Incentive Plan for services rendered resulting in an immediate charge to operations.

During the month ended June 30, 2003, the Company issued 3,750 shares of common stock and 3,750 warrants for $5.50 per unit, for a total of $20,625, to various investors pursuant to the public offering. (See Note 17)

NOTE 12                     STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan

On December 27, 2001, IWT Tesoro Corporation adopted the “Stock Incentive Plan.”  The Company’s Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock.  Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock.  The aggregate total common stock that may be issued is 4,000,000 shares.  For the six months ended June 30, 2003, 21,000 restricted shares were issued to employees directors and consultants for services rendered.  For the six months ended June 30, 2002, no restricted shares were issued to employees, directors and consultants for services rendered under the “Stock Incentive Plan.”    The aggregate total of restricted shares issued under the Stock Incentive Plan is 145,500 through June 30, 2003.  These shares are currently not registered and are subject to Rule 144 without any additional restrictions imposed by the Compensation Committee at the present time.

In accordance with SFAS No. 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan.  Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2002.  Had compensation costs for the Company’s stock option been determined on the fair market value at the grant dates for the options, consistent with Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement No. 123), the Company’s results of operations for the year ended December 31, 2002 would have changed to the pro-forma amounts indicated.  No options were issued during the six months ended June 30, 2003.

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

On June 26, 2003 the Company voted to cancel the repurchase agreement; consequently the financial statements were adjusted to reflect the change.

NOTE 14                     PRIVATE OFFERING

The Company adopted a subscription agreement on October 1, 2002 to commence a private offering of its common stock to accredited investors only, for up to 1.0 million units at $3.00 per unit; each consisting of one (1) share of common stock and warrants to purchase 1½ shares initially at $3.00 per share.  The price of the warrants will increase by $.25 per share at the beginning of each calendar quarter following the first public sale of the common stock of IWT Tesoro Corporation, pursuant to the Company’s form 211 to be filed with the National Association of Securities Dealers (NASD).

Under this private offering, the Company sold 220,000 units for a total of $660,000.  In addition, 15,000 warrants were exercised for a total of $45,000.

NOTE 15                     SEGMENT INFORMATION

The Company manages its operations as one segment and all revenue is derived from customers in the United States.

NOTE 16                     NEW SUBSIDIARIES

On January 8, 2003, the Company incorporated a subsidiary, IWT Tesoro International, Ltd. (ITIL).  This subsidiary was set up as a foreign subsidiary, to be based in Bermuda to handle future operations of foreign subsidiaries.  Organizational costs related to the incorporation totaling $8,311 were capitalized and are being amortized over 5 years.  Amortization expense for the six months ended June 30, 2003 was $831.

On January 24, 2003, the Company set up IWT Tesoro Transport, Inc. (ITTI).  Initially, this corporation will be a transport broker, but future plans include overland transport of tile from Florida to destinations within the United States and return shipments of other freight back to Florida.

NOTE 17                     PUBLIC OFFERING

On April 11, 2003, the Company filed a registration statement with the Securities and Exchange Commission that was declared effective on June 17, 2003. Two offerings were included in the registration statement. The first was the offer and sale of 250,000 units at $5.50 per unit.  Each unit consists of one share of Tesoro common stock and a warrant to purchase one share at $7.00 per share through June 17, 2006. This offering will end the earlier of September 15, 2003 or until all 250,000 shares are sold.  The Company may extend this offering for an additional ninety days through December 14, 2003. Through July 7, 2003, the Company will offer these units to its current stockholders exclusively.  The second offering was by certain Tesoro stockholders to sell an aggregate of 1,243,502 registered shares; of this total 443,500 have no lock-up period, 699,002 are subject to a six-month lock-up period, and 101,000 are subject to a 12-month lock-up period.

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

Effective October 1, 2002, we acquired International Wholesale Tile, Inc. (IWT) through a share exchange and IWT became our wholly owned subsidiary. We issued a total of 9 million shares of our common stock in exchange for all of the IWT shares. As part of the transaction, Tesoro and each of the three IWT stockholders entered into a repurchase agreement by which the three stockholders may each sell a total of 150,000 shares of Tesoro’s common stock over a three-year period back to us for a price based on an amount equal to 88% of its then weighted average trading price.  Effective June 28, 2003, Tesoro and three former IWT shareholders terminated the repurchase agreement.

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

Our primary source of revenue is the sale of hard flooring and wall covering materials and our primary costs relate to the acquisition, warehousing, selling and delivery of those products. While sales are made throughout the United States, the majority of our sales are in the southeastern quadrant of the country. The primary sources of working capital are a $7.5 million (US) revolving line of credit from a division of a large US commercial bank, stockholders’ equity and our suppliers who have extended us terms. During 2003, we expect to begin trading our stock on the OTC-BB and to raise equity through the public market. Any new equity raised will be used to strengthen our balance sheet and to provide capital for continued growth.

Results of Operations for the Quarter ending June 30, 2003.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data as a percentage of total revenue for the periods indicated.

	Quarter Ending June 30,
	2001	2002	2003

Revenues	4,913,633	6,803,466	8,505,066
Cost of Goods Sold	3,271,102	4,193,483	5,012,000
Gross Margin	1,642,531	2,609,983	3,493,066
Gross Margin Percentage	33.43%	38.36%	41.07%
Operating Expenses	1,288,018	1,972,281	2,785,675

Quarter ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Sales for the quarter ended June 30, 2003 were $8,505,066 a 25% increase over sales for the quarter ended June 30, 2002. This growth follows a 38% growth from 2001 to 2002. We are a relatively small player in a growing market. We are entering new markets and adding new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1%. The tile market in the United States is approximately $2.1 billion and is growing at a five to seven percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% in 2002 from 64% in 2001 and 68% in 2000. While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.  The gross margin for the quarter ended June 30, 2003 was $3,493,066, a 33% increase over gross margin for the quarter ended June 30, 2002.  This increase in gross margin resulted from the increase in sales and a slight improvement in our cost of goods to 58.9% for the quarter ending June 30, 2003.

In early April 2003, we moved into a new warehouse facility of nearly 147,000 square feet, an increase of nearly 50% over the previous facility. 5,000 square feet of the new facility is for office space.  On June 4th and July 9th, 2003, lease addendums were signed that added approximately 75,000 square feet to the warehouse capacity.  These new additions bring the total warehouse capacity to approximately 220,000 square feet.  These new facilities will allow us to increase our inventory and better serve our customers who rely upon us to meet the short lead times and limited inventory capacity that exist in their markets. We hope to improve the efficiency of our warehouse operations by simplifying the receiving and shipping functions. We currently maintain between four and five million square feet of product in our facility and expect that this will increase to between six and seven million square feet. Our inventory turns, in 2002, were approximately 3.8 times. We expect to lower those turns to about 3.2 during 2003 and to 3.0 in 2004; however we cannot assure anyone that we will be successful in attaining these expectations. Availability of product is a key success factor for us and is a good use of our capital.

In May 2003, we commenced bulk sales of products, made exclusively for IWT, to wholesale distributors throughout the United States.  The sales of these products are made in full truckload or container load volumes, with some product being delivered directly to the customer from the factory (drop-shipped).  The gross margin on these sales could be lower than our traditional business; however, we believe that the lower handling costs may offset the lost gross margin.

Making it easy for our customers to sell product is also a key success factor for us. We have an extensive sampling and display program that augments the training and marketing support we provide our customers. Our inventory of samples in the field with our customers represents a significant investment that is capitalized as property and equipment. The net value on June 30, 2003 and December 31, 2002 was $1,988,082 and $1,793,026, respectively on our balance sheet.

Another success factor for us is maintaining our position as a dependable supplier not only to meet customer demand but also to ensure leading edge design and technical superiority of the product.  We established IWT Tesoro International Ltd., as our subsidiary responsible for dealing with the global array of manufacturers that supply us with product.  During the second quarter, we continued to develop key relationships in Europe and South America and began to sell some of these new items through the IWT network of dealers and distributors.  The impact of these activities on our second quarter results was minimal, but we believe it will grow during the remainder of this fiscal year.

Operating expenses for the quarters ended June 30, 2003 and June 30, 2002 were $2,785,675 and $1,972,281, respectively. This increase of 41.3% was a result of increases in sales related expenses, such as commissions and delivery charges, driven by our revenue growth, and investments being made in people, infrastructure and corporate organization for future growth. With the acquisition of IWT in October 2002, we began to incur certain professional and operating expenses that are not reflected in the comparable period for 2002. In addition, we began to issue common stock to non-executive employees, outside directors and suppliers under the stock incentive plan. Generally Accepted Accounting Principles require that these shares be expensed in the period they are issued at the fair market value of these shares. We expect these expenses to continue.

The second quarter of fiscal year 2003 also saw the increase in our occupancy costs including rent and moving expenses at IWT in anticipation of its expansion of the bulk sales and home center store channels. We expect these increased expenses to generate proportionate sales growth in the future.

Liquidity and Capital Resources

We had cash balances of $318,732 and $574,046 at the end of June 30, 2003 and December 31, 2002, respectively. We have generated positive cash flow from operations at year end for the last three years.

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

Through it’s closing as of June 30, 2003, we raised $530,000 from units sales. We also raised an additional $45,000 from 15,000 warrants that were exercised. All of the investors were provided with, or otherwise had access to, information about us and our subsidiaries, including financial information. The proceeds from the offering and the warrant exercises were used for general corporate purposes, including paying fees to outside professionals and working capital.

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

The unit offering is being sold on an exclusive basis through July 7, 2003 to Tesoro’s current stockholders.  Thereafter, the units will be offered and sold by Tesoro’s officers and directors, or by certain registered broker-dealers who have entered into a Selected Dealer Agreement with Tesoro and who have been approved by the National Association of Securities Dealers (NASD).  Through June 30, 2003, we raised $20,625 from unit sales under the current registration statement.

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

PART II — OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

There are no legal proceedings against us and we are unaware of such proceedings contemplated against it.

ITEM 2.                             CHANGES IN SECURITIES

(a) — (c)                         Not applicable

(d)                                 On June 17, 2003, the Securities and Exchange Commission declared IWT Tesoro Corporation’s registration statement on Form SB-2 effective.

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

As required by Rule 463, as of August 4, 2003, 9,328 units were sold by us, for which Tesoro received proceeds of $51,304.  These proceeds have been used for offering costs and expense for its Registration Statement.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                             OTHER INFORMATION

Not applicable.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

31.1                           Certification of CEO

31.2                           Certification of CFO

32.1                           CERTIFICATION PURSUANT TO 18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2                           CERTIFICATION PURSUANT TO 18 U.S.C. sec. 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)                                 Reports on Form 8-K.

i.             On June 24, 2003, the Company filed a report on Form 8-K stating that its registration statement filed with the Securities and Exchange Commission became effective.

ii.          On June 26, 2002, the Company filed a report on Form 8-K stating that three repurchase agreements that had been entered into with three principal stockholders who also serve as executive officers and directors of Tesoro, were terminated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

August 8, 2003	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

August 8, 2003	/s/Forrest Jordan
Forrest Jordan, Chief Financial Officer