Form 10QSB
period 2003-09-30
IWT TESORO CORP
filed 2003-11-12
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 0-31267

IWT TESORO CORPORATION

(Exact Name of Small Business Issuer in Its Charter)

Nevada	91-2048019
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

101 Post Road West, Suite 10, Westport, CT 06880
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

☒Yes                   ☐No

State the number of shares outstanding of each of the issuer’s class of common equity, as of November 4, 2003:  11,225,541 shares

Transitional Small Business Disclosure Format:   ☐Yes         ☒No

ITEM 1:          Financial Statement

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Current assets
Cash	$647,634	$574,046
Accounts receivable, net	5,224,476	2,875,532
Inventory	12,160,220	6,047,876
Deferred tax asset	22,399	34,348
Prepaid income tax	327,558	188,500
Prepaid expenses	248,570	98,320
Total current assets	18,630,857	9,818,622

Property and equipment, net	4,009,986	2,712,422

Other assets
Organization cost, net	7,064	—
Loan cost, net	85,000	—
Deposits	47,610	9,173
Other receivables	74,618	64,205
Other receivables - related parties	—	5,500
Other assets	124,166	112,835
	338,458	191,713

	$22,979,301	$12,722,757

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)

Current liabilities
Accounts payable	$11,256,466	$5,403,816
Accrued expenses	263,602	126,340
Other current liabilities	160,161	24,723
Current portion of lease payable	62,644	47,222
Current portion of notes payable - unrelated parties	59,227	48,780
Total current liabilities	11,802,100	5,650,881

Long term lease payable	165,877	108,438
Long term notes payable - related parties	338,662	448,712
Long term notes payable - unrelated parties	52,878	64,872
Long term loan payable	7,583,869	4,864,778
	8,141,286	5,486,800

Redeemable common stock (450,000 shares issued and outstanding)	—	1,073,160

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 11,222,059 and 10,587,834 issued and outstanding	11,222	10,588
Additional paid in capital	2,360,519	686,068
Retained earnings (deficit)	664,174	(184,740)
	3,035,915	511,916

	$22,979,301	$12,722,757

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the period ended September 30,
	Three months ended		Nine months ended
	2003	2002	2003	2002
Revenue

Sales, net of discounts and returns	$8,969,586	$6,383,981	$24,209,576	$19,201,468
Cost of goods sold	5,373,248	3,787,716	14,464,855	11,593,514

Gross profit	3,596,338	2,596,265	9,744,721	7,607,954

Expenses
Payroll	1,490,911	805,698	3,922,674	2,597,063
Delivery	388,247	342,462	1,137,367	930,094
Lease expenses	330,015	123,755	662,650	350,961
Depreciation and amortization	174,278	102,613	469,404	303,230
General and administrative	241,583	89,574	576,778	268,556
Insurance	88,157	92,201	248,125	259,354
Sales expenses	222,152	52,778	452,028	150,883
Bad debts	120,034	—	173,851	—
Repairs and maintenance	114,267	62,317	284,266	166,425
Advertising	19,947	27,554	60,297	133,659
Travel and entertainment	73,059	14,672	203,172	62,665
Professional fees	64,425	1,969	302,167	45,870
	3,327,076	1,715,593	8,492,779	5,268,760
Income from operations	269,262	880,672	1,251,942	2,339,194

Other income/(expenses)
Interest expense	(175,885)	(82,301)	(350,465)	(246,611)
Other income	727	11,401	2,302	12,985
Other expense	—	(11)	(5,723)	—
Gain (loss)on disposal	—	—	(5,352)	5,979
	(175,158)	(70,911)	(359,238)	(227,647)

Net income before taxes	94,104	809,761	892,704	2,111,547

Income tax benefit (expense) - deferred	11,314	—	(11,949)	—
Income tax benefit (expense) - current	—	—	(31,841)	—

Net income	$105,418	$809,761	$848,914	$2,111,547

Earnings per common share - basic	$0.01	$0.09	$0.08	$0.23

Earnings per common share - diluted	$0.01	$0.09	$0.07	$0.23

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net Income	$848,914	$2,111,547

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	469,404	303,230
(Gain) loss on disposal of assets	5,352	(5,979)
Bad debts	173,851	—
(Increase) decrease in accounts receivable	(2,385,700)	(882,966)
(Increase) decrease in inventory	(6,112,344)	523,140
(Increase) decrease in prepaid expenses	(289,308)	(3,950)
(Increase) decrease in other assets	(222,859)	(36,349)
Increase (decrease) in accounts payable and accrued expenses	5,989,911	550,065
Increase (decrease) in other liabilities	135,439	8,499
Total adjustments	(2,236,254)	455,690
Net cash provided by (used in) operating activities	(1,387,340)	2,567,237

Cash flows from investing activities:
Proceeds from sale of property	—	11,000
Cash payments for the purchase of property	(1,649,457)	(659,180)
Net cash used in investing activities	(1,649,457)	(648,180)

Cash flows from financing activities:
Proceeds from issuance of stock	558,564	—
Proceeds from loans	31,466,902	18,500,000
Proceeds from loans from related party	—	125,273
Distributions to stockholders	—	(1,864,020)
Payments on stockholder loans	(110,050)	—
Principal payments on notes payable	(28,762,010)	(18,612,514)
Principal payment on capital leases	(43,021)	(27,991)
Net cash provided by (used in) financing activities	3,110,385	(1,879,252)

Net increase in cash and cash equivalents	73,588	39,805

Cash and cash equivalents, beginning of period	574,046	402,500

Cash and cash equivalents, end of period	$647,634	$442,305

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest expense	$350,465	$164,310

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003

	Common Stock		Additional Paid in Capital	Subscription Receivable	Retained Earnings (Deficit)	TOTAL
	Shares	Amount
Balance, December 31, 2001	9,000,000	$9,000	$116,400	$(84,000)	$830,582	$871,982

Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000	—	84,000

Net income, nine months ended September 30, 2002	—	—	—	—	2,118,767	2,118,767

Balance September 30, 2002 - before recapitalization	9,000,000	9,000	116,400	—	1,085,329	1,210,729

Recapitalization on October 1, 2002	1,800,000	1,800	972,471	—	(1,085,329)	(111,058)

Balance after recapitalization on October 1, 2002	10,800,000	10,800	1,088,871	—	—	1,099,671

Reclassification of redeemable stock	(450,000)	(450)	(60,086)			(60,536)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees for services rendered (SIP)	75,900	76	205,613	—	—	205,689

Issuance of shares to directors (SIP)	40,000	40	108,360	—	—	108,400

Issuance of shares to consultants (SIP)	8,600	9	23,297	—	—	23,306

Sub-total	10,489,500	$10,490	$1,406,690	$—	$—	$1,417,180

See notes to financial statements.

	Common Stock		Additional Paid in Capital	Subscription Receivable	Retained Earnings (Deficit)	TOTAL
	Shares	Amount
	10,489,500	$10,490	$1,406,690	$—	$—	$1,417,180
Issuance of shares in exchange for consulting services	10,000	10	27,090	—	—	27,100

Issuance of shares - private offering	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Accretion of redeemable stock			(1,012,624)			(1,012,624)

Net loss, three months ended December 31, 2002	—	—	—	—	(184,740)	(184,740)

Balance, December 31, 2002	10,587,834	10,588	686,068	—	(184,740)	511,916

Issuance of shares - private offering	93,334	93	279,907	—	—	280,000

Exercise of warrants	10,000	10	29,990	—	—	30,000

Issuance of shares to employees for services rendered (SIP)	1,000	1	2,709	—	—	2,710

Issuance of shares to directors (SIP)	15,000	15	40,635	—	—	40,650

Issuance of shares - private offering	43,334	43	129,957	—	—	130,000

Issuance of shares in exchange for consulting services (SIP)	5,000	5	27,495	—	—	27,500

Sub-total	10,755,502	$10,755	$1,196,761	$—	$(184,740)	$1,022,776

See notes to financial statements.

	Common Stock		Additional Paid in Capital	Subscription Receivable	Retained Earnings (Deficit)	TOTAL
	Shares	Amount
	10,755,502	$10,755	$1,196,761	$—	$(184,740)	$1,022,776

Issuance of shares - public offering	3,750	4	20,621	—	—	20,625

Cancellation of stock repurchase agreement	450,000	450	1,072,710	—	—	1,073,160

Cancellation of shares issued to consultant	(5,000)	(5)	(27,495)	—	—	(27,500)

Issuance of shares - public offering	17,807	18	97,922	—	—	97,940

Net income, nine months ended September 30, 2003					848,914	848,914

Balance, September 30, 2003 (Unaudited)	11,222,059	$11,222	$2,360,519	$—	$664,174	$3,035,915

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2003

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements on Form 10KSB/A for the fiscal year ended December 31, 2002.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company’s audited financial statements for the fiscal year ended December 31, 2002, which are included in Form 10KSB/A.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

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

No options were granted during the nine months ended September 30, 2003 and 2002.

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

Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation.  The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25.

Earnings per Share

Basic earnings per share for each year is computed by dividing income for the year by the weighted average number of common shares outstanding during the year.  Diluted earnings per share include the effects of common stock equivalents to the extent they are dilutive.

Basic and diluted weighted average number of shares outstanding at September 30th is as follows:

	2003	2002

Basic weighted average number of shares outstanding	11,167,720	9,000,000

Diluted weighted average number of shares outstanding	11,510,902	9,000,000

At September 30, 2003, the total number of additional shares that could further dilute basic EPS in the future, but were not included in the computation of diluted EPS because of their antidilutive effect, was 21,557 shares.  At September 30, 2002, there were no common stock equivalents that could potentially dilute basic EPS in the future.

NOTE 3                                                    CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $644,134 at September 30, 2003, which was insured for up to $100,000 per financial institution by the U.S. Federal Deposit Insurance Corporation.

The Company obtains detailed credit evaluations of customers and establishes credit limits as required and routinely assesses the financial strength of its customers.  The Company competes primarily in the sale of ceramic tile and marble markets and sells its products to a multitude of customers.  There is no disproportionate concentration of credit risk.

NOTE 4                                                    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2003	December 31, 2002

Accounts receivable	$5,344,476	$2,958,777
Less allowance for doubtful accounts	(120,000)	(83,245)

	$5,224,476	$2,875,532

Bad debt expense for the nine months ended September 30, 2003 was $173,851. There was no bad debt expense for the nine months ended September 30, 2002.

NOTE 5                                                    INVENTORY

Inventory consisted of the following:

	September 30, 2003	December 31, 2002

Tiles	$10,986,972	$4,692,974
Inventory in transit	1,173,248	1,354,902

	$12,160,220	$6,047,876

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse.  The Company obtains legal title at the shipping point.  Inventory cost includes the purchase price and in-bound freight.

NOTE 6                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2003	December 31, 2002	Depreciation Period in Years

Furniture and fixtures

$

303,371

$

89,227

5-10

Machinery and equipment

477,994

326,165

7-10

Vehicles	262,434	207,071	5
Display boards	868,376	607,978	5
Sample boards	2,918,385	2,379,533	10
Computer equipment	322,392	131,407	3-5
Leasehold improvements	409,125	108,220	7

	5,562,077	3,849,601
Less accumulated depreciation	(1,552,091)	(1,137,179)

	$4,009,986	$2,712,422

Depreciation expense for the nine months ended September 30, 2003 and 2002 was $468,157 and $303,230, respectively. (See Note 9)

Sample Boards

The samples in the field with customers and salespersons have two characteristics that distinguish them as fixed assets:

•                  They are produced for use in operations and entered into the revenue-generating stream indirectly as marketing tools.  They are held primarily for use and not for sale.

•                  They have relatively long lives.

The carrying values of these samples are adjusted through systematic depreciation to reflect wear and tear.

Capitalized samples in the field were as follows:

	September 30, 2003	December 31, 2002

Sample boards	$2,918,385	$2,379,533
Less: accumulated depreciation	(784,771)	(586,507)

	$2,133,614	$1,793,026

Depreciation expense related to the sample boards for the nine months ended September 30, 2003 and 2002 was $198,264 and $148,469, respectively.

NOTE 7                                                    NOTES PAYABLE

The Company has outstanding notes payable as follows:

	September 30, 2003	December 31, 2002

Notes Payable – Related Parties	$338,662	$448,712
Notes Payable – Unrelated Parties	112,105	113,652

	450,767	562,364
Less current portion	(59,227)	(48,780)

	$391,540	$513,584

Interest expense for the nine months ended September 30, 2003 and 2002 was $32,008 and $47,500, respectively.

Long-term debt maturities for all notes payable for the next five years and thereafter are as follows:

2003	$18,070
2004	50,578
2005	25,880
2006	7,622
2007	7,622
2008 & thereafter	340,995

$450,767

NOTE 8                                                    LOANS PAYABLE

On September 10, 2003, the Company entered into a new loan and security agreement with a financial institution for a revolving line of credit with a maximum limit of $17,000,000.  The agreement specifies that proceeds from this revolving credit loan must be used solely to satisfy the Company’s previous existing line of credit in the amount of $7,288,903 and for general working capital needs.  All present and future assets of the Company collateralize this loan. The rate of interest in effect for this agreement is calculated with reference to the Base Rate or LIBOR (London Interbank Offered Rate).  The balance due at September 30, 2003 is $7,583,869.

Base Rate advances bear a fluctuating interest rate per annum equal to prime plus 0.50%.  LIBOR advances bear a fixed rate per annum equal to 3.00% plus the LIBOR for the applicable interest period.

The Company is subject to a number of restricted covenants under the loan agreement which are currently being finalized.

Interest expense for the nine months ended September 30, 2002 related to the previous line of credit was $167,097.  For the nine months ended September 30, 2003, interest expense on this line of credit amounted to $216,217.  Additionally, a termination fee of $75,000 was assessed for prepayment of this loan.

For the twenty-day period ended September 30, 2003, interest expense related to the new revolving line of credit amounted to $17,409.

The Company incurred a closing fee of $85,000 for the new revolving line of credit.  This fee was deferred and will be amortized using the straight-line method over the 3-year life of the loan, with a charge to interest expense.

NOTE 9                                                    LEASES

Capital Leases

The Company’s property under capital leases is included in property and equipment (See Note 6) and is summarized as follows:

	September 30, 2003	December 31, 2002

Equipment	$394,326	$266,672
Less: Accumulated depreciation	(84,904)	(58,724)

Net assets under capital leases	$309,422	$207,948

Operating Leases

The Company leases office and warehouse space under a non-cancelable operating lease, which has an initial term in excess of one year.  In May 2003, the Company took occupancy of a new warehouse and office facility in Palm City, Florida.   The Company entered into a new lease agreement for over 48,000 square feet of warehouse space at the old location, and a one-year sub-lease agreement for 20,000 square feet of warehouse space was signed effective August 1st, 2003. The Company also leases office space in Westport, Connecticut for its corporate headquarters.

At September 30, 2003, future minimum annual lease payments under operating and capital leases are as follows:

	Operating Leases	Capital Leases

2003	$237,527	$15,311
2004	908,639	63,111
2005	851,887	58,924
2006	872,437	48,963
2007	893,800	35,982
2008 and thereafter	5,232,645	6,230

	$8,996,935	$228,521

Total lease expense under operating leases was $662,650 and $350,961 for the nine months ended September 30, 2003 and 2002, respectively.

Total interest expense under capital leases was $9,831 and $8,330 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 10                                             INCOME TAXES

At September 30, 2003 the Company had utilized its loss carryforward of approximately $400,000 that would have expired on December 31, 2022.

The provision for income taxes at September 30, 2003 consisted of the following:

Currently payable:
Federal	$26,961
State	4,880

$31,841

Deferred provision:
Federal	$10,118
State	1,831

$11,949

At September 30, 2002, the Company was an S Corporation; consequently no income tax provision was required.

NOTE 11                                             STOCKHOLDERS’ EQUITY

The Articles of Incorporation provide for the authorization of 25,000,000 shares of convertible preferred stock at $0.001, and 100,000,000 shares of common stock at $0.001 par value.  Each share of preferred stock is convertible into 1 share of common stock.  At September 30, 2003, 11,222,059 shares of common stock were issued and outstanding.

Common Stock

During the quarter ended September 30, 2003, the Company issued 17,807 shares of common stock and 17,807 warrants for $5.50 per unit, for a total of $97,940, to various investors pursuant to the public offering. (See Note 16)

NOTE 12                                             STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan

On December 27, 2001, IWT Tesoro Corporation adopted the “Stock Incentive Plan.”  The Company’s Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock.  Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock.  The aggregate total common stock that may be issued is 4,000,000 shares.  For the nine months ended September 30, 2003, 21,000 restricted shares were issued to employees directors and consultants for services rendered.  For the nine months ended September 30, 2002, no restricted shares were issued to employees, directors and consultants for services rendered under the “Stock Incentive Plan.”    The aggregate total of restricted shares issued under the Stock Incentive Plan is 145,500 through September 30, 2003.  These shares are currently not registered and are subject to Rule 144 without any additional restrictions imposed by the Compensation Committee at the present time.

In accordance with SFAS No. 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan.  Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2002.  Had compensation costs for the Company’s stock option been determined on the fair market value at the grant dates for the options, consistent with Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement No. 123), the Company’s results of operations for the year ended December 31, 2002 would have changed to the pro-forma amounts indicated.  (See Note 2)  No options were issued during the nine months ended September 30, 2003.

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

As part of the transaction, the Company and each of the three shareholders of International Wholesale Tile, Inc. entered into a repurchase agreement, to commence on January 1, 2003 for three years, by which the three shareholders may sell a certain amount of the Company’s common stock back to the Company for a price based on an amount equal to 88% of the average trading price of the Company’s common stock so long as the stock is trading.  The amount of stock is generally up to 25,000 shares for the first year, up to 50,000 shares for the second year, and up to 75,000 shares for the third year.  The repurchase agreement was contingent upon trading of the Company’s stock on the NYSE, the ASE, the NASDAQ, the Over the Counter Bulletin Board, or the “Pink Sheets”.

On June 26, 2003 the Company voted to cancel the repurchase agreement; consequently the financial statements were adjusted to reflect the change.

NOTE 14                                             SEGMENT INFORMATION

The Company manages its operations as one segment and all revenue is derived from customers in the United States.

NOTE 15                                             SUBSIDIARIES

On January 8, 2003, the Company incorporated a subsidiary, IWT Tesoro International, Ltd. (ITIL).  This subsidiary was set up as a foreign subsidiary, to be based in Bermuda to handle future operations of foreign subsidiaries.  Organizational costs related to the incorporation totaling $8,311 were capitalized and are being amortized over 5 years.  Amortization expense for the nine months ended September 30, 2003 was $1,247.

On January 24, 2003, the Company set up IWT Tesoro Transport, Inc. (ITTI).  Initially, this corporation will be a transport broker, but future plans include overland transport of tile from Florida to destinations within the United States and return shipments of other freight back to Florida.

NOTE 16                                             PUBLIC OFFERING

On April 11, 2003, the Company filed a registration statement with the Securities and Exchange Commission that was declared effective on June 17, 2003. Two offerings were included in the registration statement. The first was the offer and sale of 250,000 units at $5.50 per unit.  Each unit consists of one share of Tesoro common stock and a warrant to purchase one share at $7.00 per share through June 17, 2006.  Through July 7, 2003, these units were offered exclusively to current stockholders of the Company.  The second offering was to register on behalf of certain Tesoro stockholders an aggregate of 1,243,502 shares for resale; of this total 443,500 have no lock-up period, 699,002 are subject to a six-month lock-up period, and 101,000 are subject to a 12-month lock-up period.  The Company elected to extend this offering to December 14, 2003.  As of September 30, 2003, a total of 21,557 units have been issued under this offering.

On September 22, 2003, the Company entered into a Selected Dealer agreement with an investment company to serve as an exclusive selected dealer for the offering of 250,000 units.

In addition, the Company added a “Purchaser Questionnaire” to the subscription agreement to be executed by all investors participating in the offering of the 250,000 units.

NOTE 17                                             SUBSEQUENT EVENTS

Effective October 28, 2003, the NASD approved Noble International Investments, Inc. as the exclusive selected dealer of the Company’s offer and sale of up to 250,000 units pursuant to its registration statement filed with the SEC.

ITEM 2:          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read along with our financial statements, which are included in another section of this filing. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in this prospectus should be read as applying to all forward-looking statements in any part of this prospectus.

We were incorporated on May 5, 2000 as a Nevada corporation. Our principal office is located at 191 Post Road West, Suite 10, Westport, CT 06880. Any reference in this “Management’s Discussion and Analysis or Plan of Operations” discussion to “the company,” “our,” “we” or “us” refers to Tesoro.

Effective October 1, 2002, we acquired International Wholesale Tile, Inc. (IWT) through a share exchange and IWT became our wholly owned subsidiary. We issued a total of nine million shares of our common stock in exchange for all of the IWT shares.

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

Our primary source of revenue is the sale of hard flooring and wall covering materials and our primary costs relate to the acquisition, warehousing and delivery of those products. While sales are made throughout the United States, the majority of our sales are in the southeastern quadrant of the country. The primary sources of working capital are a $17.0 million (US) revolving line of credit from a large US commercial bank, stockholders’ equity and our suppliers who have extended us terms. During 2003, we expect to begin trading our stock on the OTC-BB and to raise equity through the public market. Any new equity raised will be used to strengthen our balance sheet and to provide capital for continued growth.

In 2003, we have created two new wholly owned subsidiary companies.  The first is IWT Tesoro International Ltd (“International”).  International is a Bermuda based exempt company.  International will serve as the holding company for any internationally based ventures we need to support expanding our sales effort. The other subsidiary is IWT Tesoro Transport, Inc. (“Transport”).  Transport is a Florida corporation and a licensed freight carrier that will handle our in and out bound freight operations and backhaul third party goods excluding household or hazardous materials.

Results of Operations for the Quarter ending September 30, 2003.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data, percentage numbers are relative to total revenue for the periods indicated.

	Quarter Ending September 30,
	2001	2002	2003

Revenues	4,966,258	6,383,981	8,969,586
Cost of Goods Sold	3,092,352	3,787,716	5,373,248
Gross Margin	1,873,906	2,596,625	3,596,338
Gross Margin Percentage	37.73%	40.67%	40.09%
Operating Expenses	1,384,586	1,715,593	3,327,076

Quarter ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Sales for the quarter ended September 30, 2003 were $8,969,586 a 40% increase over sales for the quarter ended September 30,2002. This growth follows a 28% growth from 2001 to 2002. We are a relatively small player in a growing market. We are entering new markets and adding new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1%. According to Floor Covering Weekly, the tile market in the United States was approximately $2.34 billion in 2002 and is growing at a 11.4% percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% in 2002 from 64% in 2001 and 68% in 2000. While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.  The gross margin for the quarter ended September 30, 2003 was $3,596,338, a 38% increase over gross margin for the quarter ended September 30, 2002.

In early April 2003, we moved into a new warehouse facility of nearly 147,000 square feet, an increase of nearly 50% over the previous facility. 5,000 square feet of the new facility is for office space.  On June 4th and July 9th, 2003, lease addendums were signed that added approximately 75,000 square feet to the warehouse capacity.  These new additions bring the total warehouse capacity to approximately 220,000 square feet.  These new facilities will allow us to increase our inventory and better serve our customers who rely upon us to meet the short lead times and limited inventory capacity that exist in their markets. We hope to improve the efficiency of our warehouse operations by simplifying the receiving and shipping functions. We currently maintain between eight and ten million square feet of product in our facility.  Our inventory turns, in 2002, were approximately 3.8 times. We expect to lower those turns to about 2.0 during 2003; however we cannot assure anyone that we will be successful in attaining these expectations. Availability of product is a key success factor for us and is a good use of our capital.

In May 2003, we commenced bulk sales of products, made exclusively for IWT, to wholesale distributors throughout the United States.  The sales of these products are made in full truckload or container load volumes, with some product being delivered directly to the customer from the factory (drop-shipped).  The gross margin on these sales could be lower than our traditional business; however, we believe that the lower handling costs may offset the lost gross margin.  In September 2003, we began the installation of sample racks for our products in home center stores in South Florida.  As of September 30, 2003, our displays were installed in forty-eight locations.

Making it easy for our customers to sell product is also a key success factor for us. We have an extensive sampling and display program that augments the training and marketing support we provide our customers. Our inventory of samples in the field with our customers represents a significant investment that is capitalized as property and equipment.  The net value on September 30, 2003 and December 31, 2002 was $1,988,082 and $1,793,026, respectively on our balance sheet.

Operating expenses for the quarters ended September 30, 2003 and September 30, 2002 were $3,227,076 and $1,715,593, respectively. This increase of 88.1% was a result of increases in sales related expenses, such as commissions and delivery charges, driven by our revenue growth, and investments being made in people, infrastructure and corporate organization for future growth. With the acquisition of IWT in October 2002, we began to incur certain professional and operating expenses that are not reflected in the comparable period for 2002. In addition, we began to issue common stock to non-executive employees, outside directors and suppliers under the incentive stock plan. Generally Accepted Accounting Principles require that these shares be expensed in the period they are issued at the fair market value of these shares. We expect these expenses to continue.

On June 17, 2003, our registration statement with the Securities and Exchange Commission (SEC) became effective.  The one time costs of printing prospectuses for both the selling shareholders and the new unit offering, the investment banking fees and legal and accounting fees associated with this offering have impacted our quarterly expenses for the quarter ending September 30, 2003.

During the second quarter of fiscal year 2003 we increased our occupancy costs, including rent, in anticipation of the expansion of the bulk sales and home center store channels. We expect these expenses to continue and to generate proportionate sales growth in the future.  In addition, during the quarter ended September 30, 2003, we completed a refinancing of our revolving credit facility.  These one time refinancing costs also increased operating expenses for the quarter ending September 30, 2003.

Liquidity and Capital Resources

We had cash balances of $647,634 and $574,046 at the end of September 30, 2003 and December 31, 2002, respectively. We have generated positive cash flow from operations for the last three years.

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

Through its closing as of March 31, 2003, we raised $660,000 from units sold. We also raised an additional $45,000 from 15,000 warrants that were exercised. All of the investors were provided with, or otherwise had access to, information about the Company and its subsidiaries, including financial information. The proceeds from the offering and the warrant exercises were used for general corporate purposes, including paying fees to outside professionals and working capital.

On September 10, 2003, we entered into a revolving credit facility with Fleet Capital Corporation, a division of Fleet Boston Financial Company.  This facility is for a maximum of  $ 17 million and has a three-year maturity.  The proceeds of this loan were first used to repay the existing line of credit ($7.5 million) to our wholly owned subsidiary, IWT.  Subsequent proceeds have been used to expand IWT’s inventory purchasing capability.  The Fleet facility provides for certain financial and non-financial covenants and is mutually guaranteed by all of our subsidiaries.  Interest rates for this facility range from LIBOR plus 3.0 for 30, 60 or 90day certificates to Fleet’s prime rate plus .5%.

On June 17, 2003, the Securities and Exchange Commission declared IWT Tesoro Corporation’s registration statement on Form SB-2 effective.  In connection with the Registration Statement, two offerings are occurring.  The first is the offer and sale of 250,000 units at $5.50 per unit.  Each unit consists of one share of Tesoro common stock and a warrant to purchase one share at $7.00 per share through June 17, 2006.  The second offering was filed on behalf certain stockholders, for re-sale an aggregate of 1,243,502 shares.

The unit offering was sold on an exclusive basis through July 7, 2003 to Tesoro’s current stockholders.  Subsequently, the units are being offered and sold by Tesoro’s officers and directors, or by certain registered broker-dealers who have entered into a Selected Dealer Agreement with Tesoro and who have been approved by the National Association of Securities Dealers (NASD).  Through September 30, 2003, we raised $118,565 from units sold under the current registration statement.

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

(a) – (c)                                Not applicable

(d)                                 On June 17, 2003, the Securities and Exchange Commission declared IWT Tesoro Corporation’s registration statement on Form SB-2 effective.

In connection with the Registration Statement, two offerings are occurring.  The first is the offer and sale of 250,000 units at $5.50 per unit.  Each unit consists of one share of Tesoro common stock and a warrant to purchase one share at $7.00 per share through June 17, 2006.  The second is an offer by certain Tesoro’s stockholders to sell an aggregate of 1,243,502 shares registered for resale.

The unit offering was sold on an exclusive basis through July 7, 2003 to Tesoro’s current stockholders.  Subsequently, the units are being offered and sold by Tesoro’s officers and directors, or by certain registered broker-dealers who have entered into a Selected Dealer Agreement with Tesoro and who have been approved by the National Association of Securities Dealers (NASD).

As required by Rule 463, as of September 30, 2003, 21,557 units were sold by the Company, for which Tesoro received proceeds of $118,565.  These proceeds have been used for a. the first 125,000 for offering expenses and b. the remainder for inventory to support growth .

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                              SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                              OTHER INFORMATION

Not applicable.

ITEM 6.                              EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(b)	Reports on Form 8-K.

	i.	On September 10, 2003, the Company filed a report on Form 8-K stating that it had entered into a three-year revolving credit facility with Fleet Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

November 12, 2003	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

November 12, 2003	/s/ Forrest Jordan
Forrest Jordan, Chief Financial Officer