Form 10KSB
period 2003-12-31
IWT TESORO CORP
filed 2004-03-30
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

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

Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the registrant is an accelerated filer ☐ Yes  ☒ No

State issuer’s revenues for its most recent fiscal year:  $ 32,659,546

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a date specified within the past 60 days:  $ 9,143,935.50

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  11,660,702 shares as of March 24, 2004

Transitional Small Business Disclosure Format (check one)     Yes ☐   No ☒

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

In January 2003, Tesoro organized a Bermuda company, IWT Tesoro International, Ltd. (International), that will own any international subsidiaries.  Tesoro also organized IWT Tesoro Transport, Inc. (Transport).  Transport is a federally licensed freight carrier that manages both inbound and outbound freight for IWT.

Tesoro’s executive offices are located at 191 Post Road West, Westport, CT 06880 and our telephone number is (203) 221-2770.  Our web site can be found at http://www.iwttesoro.com.

Anytime we refer to “we”, “our” or “us” in this Description of Business, we mean International Wholesale Tile, Inc.

Business and Growth Strategy

We believe that we have built our reputation by supplying quality products with outstanding customer service at competitive prices.  We strive to stay up-to-date with the newest styles and trends in the ceramic tile and stone industry.  We also aim to introduce high quality new products to the marketplace as soon as practicable.  We further believe that we have built confidence and loyalty among our customers by distributing our products only on a wholesale level and not selling direct to the consumer.  Other keys to our success include:

•                  Active merchandising programs assisting our dealer/customers to meet the consumer’s demand with products presented in attractive easy to visualize environments;

•                  Acting as the extension of our dealer networks’ stock availability by warehousing levels consistent with the dealers’ delivery requirements;

•                  Selling only at the wholesale level; never direct to the end user or consumer.

We hope to increase our business by expanding geographic penetration and by extending the lines of product we offer and support.

In April 2003, we moved to our new 147,000 square foot facility that will enable us to stock more inventory for future growth.  During the third quarter of fiscal 2003, we acquired an additional 75,000 square feet of adjacent warehouse space.

During 2002, we created Tesoro™ The Collection, a branded collection of high quality porcelain floor and wall tiles complemented by coordinated decorative borders and listellos.  We plan to expand the Tesoro™ line of products by building our proprietary Tesoro™ brand awareness.  We prominently display the Tesoro line at all of the national and regional flooring exhibitions in which we participate.  We have also placed institutional print media and television advertising to educate consumers and to support our dealer network.

Tesoro further intends to grow by acquiring or merging with existing regional distributors.

Tesoro’s short-term objectives are to:

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

On a short-term basis, Tesoro intends to look to acquire assets of businesses with products and services that complement our business.  Tesoro also intends to establish subsidiaries based in Spain and Italy to handle our relationships with manufacturers located in those countries.

The Ceramic, Porcelain and Natural Stone Flooring and Wall Covering Market

We operate in the floor covering industry which has grown from $12.4 billion in sales (in wholesale dollars) in 1992 to $20.3 billion in 2002, according to the July 21, 2003 Floor Covering Weekly.  Additionally, according to that same issue, the United States floor covering industries’ primary categories were carpet and rugs (65%), ceramic tile (12%), vinyl and rubber (10%), hardwood (9%), and laminate (4%).

According to Market Studies, Inc., a recognized industry market research firm, the estimated 2003 market for ceramic tile in the United States was approximately $2.53 billion, up 7.4% from year-earlier levels.  Additionally, according to The Ceramic Tile Market, 2004 edition published by Market Studies, Inc., during the five-year period from 1997 to 2002, the U.S. ceramic tile market advanced at a 10.6% annual rate on a square footage basis.  Imported product satisfied most of this demand, climbing at an annual rate of 14.7%, expanding its market share to 77% in 2002 from 64% in 1996.  This trend continued in 2003 as imports posted a 9.6% gain in volume and garnered an additional 1% share of the market despite a 2.6% price increase.

The U.S. Ceramic market has been positively impacted by:

1.               U.S. population growth, requiring new and renovated housing and commercial space

a.               Housing starts reached 1.85 million units in 2003, surging by 8.4%, which was the best performance in twenty-six years;

b.              In 2003, the new construction market rebound was driven by a 10.3% surge in the residential sector which included

i.                  2003 issuance of building permits was up 6.6%  and

ii.               new, one-family home sales rose 13.8% in the south, our primary market;

2.               Mortgage rates at a forty-year low made homes affordable for an expanding number of households while the refinancing of existing mortgages improved consumers’ financial positions and provided increased funds for spending for remodeling;

3.               Increasing average house size (up approximately 30% since 1980); and

4.               Growth in vacation (second) home ownership.

Ceramic tile usage in the United States doubled in the past seven years, from 1.42 billion square feet in 1996 to 2.86 billion square feet in 2003.  The compound average growth rates for units sold (measured by square yards) for each of the floor covering categories above for the period from 1998 through 2002 have exceeded the growth rate of the United States’ gross domestic product over the same period.  During this time, based on square footage, as cited by July 21, 2003 Floor Covering Weekly, the compound average growth rate was 8.7% for ceramic tile.

Forty-nine percent of imported ceramic tile comes from Italy, 17% from Spain and 10% from Mexico.  The balance originates from a large number of countries including Brazil, Turkey, China and Portugal.  The United States’ market is the fourth largest consumer of tile in the global market representing about 20% of global consumption.  Our products are primarily imported and our purchases distribution among international suppliers approximates these national statistics.

 The average wholesale price of ceramic tile edged lower in 2003, falling to $.88 per square foot.  This decline was due primarily to a 4.7% reduction in the prices for domestic product.  Imported ceramic tile prices rose two cents a square foot to $.79 in 2003, largely on price increases for Italian tile.  The rising Euro coupled with energy cost inflation is expected to boost overall ceramic tile prices in 2004.  This will be the first increase after ten years of deflation.  The strong demand for new and remodeled housing in the United States, coupled with the continuing shift by the consumer away from carpet and toward hard surfaces, has resulted in a forecast by Market Studies that the demand will remain robust and that prices will stabilize.

Market Studies, Inc. projects “that the U.S. ceramic tile market will reach 3.76 billion square feet by 2008, posting and annual growth rate of 5.6%.  Imports will continue to outpace domestic production, garnering an additional 4% market share.  The value of this market is expected to reach $3.4 billion by 2008, expanding at a 6% annual pace as prices for ceramic tile firm”.

Long acknowledged for its durability and functionality, ceramic tile now means fashion.  Consumers can chose from soft hues or primary colors, finishes that resemble stone or fabric, and can incorporate metal and glass accents for flexible design.  The high growth rate of ceramic tile relative to other flooring options has led to more full service distributorships, manufacturers, and retailers adding ceramic tile to their lines.  With more floor space being devoted to ceramic tile at retail, efforts at product differentiation have intensified.  Licensing, a relatively new strategy in the ceramic tile marketplace, is heating up, including the following partnerships: Shaw Industries with Martha Stewart and Kathy Ireland; Witex with Laura Ashley, Armstrong’s Liz Claiborne line in partnership with Carpet One, and Marrazzi Group with Benetton.

Sales in the ceramic tile industry are influenced by economic and market factors including:

•                  consumer confidence;

•                  spending for durable goods;

•                  interest rates;

•                  turnover in housing, the condition of the residential and commercial construction industries; and

•                  the overall strength of the economy.

“US Ceramic Tile Market- 2004 Edition”, published by Market Studies, pointed to a market growth rate for ceramic tile of approximately 5% to 7% per year.  This growth rate is higher in the Sun Belt areas, including the Southeastern part of the United States, where we currently operate.

Glazed floor and wall tile represented 86% of the total industry dollars shipped in 2002.  Unglazed mosaic and porcelain, 11% of the total, and quarry title, 3% of the total, represent the balance of the industry’s 2002 dollars shipped.  The ceramic title industry’s two primary markets, residential applications and commercial applications, represents 72.3% and 27.7% of the industry total, respectively.  Of the total residential market, 67% of the dollar shipments are for new construction.

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

•                  Ceramica Gaya, S.A., Spain.

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

Inventory

We are committed to maintaining inventory levels that support the sales of our dealer network.  Our new 147,000 square foot warehouse contains over nine million square feet of product, representing over 2500 SKU’s (individually numbered product items).  We target an inventory turn over rate of 2.5 to 3.0.  This turn over rate is established to minimize out of stock situations and to attain our goal of same day shipping for qualified orders received by 2 PM.

Industry trends toward product packages, i.e. floor and wall tile combinations and the pre-organized tile, borders, decorative listellos, bull nose and end caps, increases the number of parts we must carry in stock to ensure that our dealers can meet the demand of their consumer.

Freight and Transportation Costs

We base our distribution costs on a number of factors including, among others,

•                                          factory cost,

•                                          freight (international and domestic), and

•                                          duties, tariffs, taxes and other regulatory costs.

Because ocean freight charges differ from country to country, our selling price is based on factors specific to each international manufacturer.  We pay all our international manufacturers in U.S. dollars.  The strength of the U.S. dollar relative to a specific country’s currency will have an impact on the price we pay for product.  There is now a new security port charge of $150.00 per shipment that we must pay.  Additionally, we also take into account that title to our products transfers at the port of the originating country.  We generally ship between ten and twenty containers at any one time.  We currently estimate that our maximum exposure for loss would be approximately $150,000.  Based on maritime loss history, cost of ocean marine insurance and our ultimate ability to subrogate against the freight carrier, we self-insure in the event of loss after title is taken.

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

•                  The retail floor-covering dealer market is our largest channel.  This channel currently accounts for about 75% of the sales revenue.  These customers, who sell direct to the public, can be either “cut to order” or “stocking” dealers/regional distributors.  We currently serve approximately 2,000 customers in this channel through our sales personnel.  In addition, we have sub-distributors that handle specific market territories for limited numbers of our Tesoro product packages.

•                  The home center “buy-it-yourself/do-it-yourself” store market makes up our second distribution channel.  These customers typically operate under blanket purchase orders.  The home center market offers us the opportunity to ship truck and container load volumes to central distribution hubs for final distribution by the customer.  There are two basic programs for home center stores.  The first is a special order program.  Consumers place orders from sample boards provided by us to the store.  The store representatives forward these orders to us and we ship the product either directly to the consumer or to the store for pick-up by the consumer.  The second program is a stocking program, which provides for a home center store to maintain specific product inventories for their cash and carry trade.  The home center store channel currently accounts for about 5% of our revenue.

•                  Our third channel, accounting for 5% of our revenues, is made up of national buying groups.  These groups support independently owned, branded floor covering outlets with coordinated buying agreements that require us to market directly to each individual retail outlet.  This channel also includes large builders who staff and maintain captive design centers specifically for their own customers.

•                  Our forth channel is the bulk sale channel.  In this channel we service larger buyers that purchase full truckloads or containers of specific product that is manufactured for us specifically for this program.  These products can be drop-shipped from our manufacturer directly to the customer.  The customer base for this channel is the United States and Canada.  This channel makes up the remaining 15% of our sales.

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

In addition to the display units, we provide our customers with display boards that are smaller and show a single line of product with its accent pieces.  These boards are portable so as to allow the dealer to easily show our product or take it to the installation site.  Our sales force distributes lose sample packs, usually an assortment of colors for a single product line, whenever a line or dealer needs restocking.  We carry the display units and sample boards as assets on our books and depreciate over their useful lives.  The sample packs are charged as marketing expenses when they are distributed.

Credit and Collection Procedures

We maintain strict criteria for credit approval:

•                                          Potential customers must complete our credit application;

•                                          Credit must be approved by our credit department; and

•                                          We may require a personal guaranty.

Once approved, typically our customers receive 30-day terms.  Our bulk truckload customers may be offered extended terms of payment.  We have purchased credit insurance for these extended term customers to offset some of the risk inherent in the extending of longer credit terms.

Additionally, to be an IWT customer, a business must, at the least:

•                                          Have a storefront,

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

Our commission based sales force work with dealers to place the products in show rooms, educate the dealers regarding the quality and variety of product available to them and work with our internal customer service staff to facilitate delivery.  We employ a twenty-person full time sales force most of whom have been with us for five years after spending many years in various facets of the tile business.

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

We currently purchase our products from foreign manufacturers in U.S. dollars.  Our fund transfers are relatively large.  The Office of the Comptroller of the Currency (USOCC) monitors these activities.  Should the EURO continue to strengthen against the US dollar, we could see an increase in our cost of product that could, in time, to pass on to our customers and therefore have a detrimental impact on our profitability.  Our competitors rely as heavily on imported product as we do.  Therefore, we do not see any change in the competitive landscape for ceramic tile as a result of the strength of the EURO.

Acquisitions and other Interests

Tesoro intends to expand its operating activities globally.  We have had preliminary discussions with manufacturers, product aggregators and agencies in Spain, Italy and Brazil.  We expect to take an interest position in several operations during 2004.  In the United States, we hope to expand our geographical position by acquiring the assets of similar, but smaller, distributors and are in preliminary discussions with a distributor in the southwest.  We cannot assure anyone, however, that any of these discussions will result in the intended acquisitions or that any acquisitions, if made, will generate the planned revenue or profits.

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

Employees

IWT currently employs 80 non-union warehouse and administrative staff and 20 salespeople.  IWT believes that its relationships with its employees are good.  Tesoro currently has two employees.  Neither Transport nor International currently has any employees.

IMPORTANT RISK FACTORS

Investing in our common stock involves high risk.  You should carefully consider the following important risk factors and the other information contained in this prospectus before investing in our common stock.  The price of our common stock could decline because of any of these risks, and you could lose all or part of your investment.  You also should read and consider the other information included in this prospectus, including the financial statements and related notes.  If any of the events described here occur, our business prospects, financial condition and operating results could be materially affected in a negative manner.

Company Risks

As to Tesoro:

WE WILL LIKELY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR ACQUISITIONS AND GROWTH.  IF WE CANNOT SECURE ADDITIONAL FUNDS, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS.

Future events, including the problems, delays, expenses and difficulties frequently encountered by wholesale tile and ceramics distributors like us, may lead to increased costs that could make it difficult for us to succeed with our business plan.  To raise additional capital, we may sell additional equity securities, accept debt financing, or obtaining financing through a bank or other entity.  There is no limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to debt.  If we need to obtain additional financing, it may not be available or it may not be available on terms acceptable to us.  Likewise, an offering of our securities may not be successful.  If additional funds are raised through issuing additional stock, the value of our outstanding stock may be significantly diluted.

Our future capital requirements will depend upon many factors, including the following:

•                                          The magnitude of the inventory we must carry to adequately support our customers;

•                                          The volume of sample material and product we must have in place with our customers to help merchandise our products;

•                                          The number of different product variations demanded by our customers

•                                          Currency fluctuations, particularly with respect to the Euro Dollar against the U.S. Dollar;

•                                          The rate at which we expand our operations; and

•                                          The occurrence, timing, size and success of acquisitions.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE, WHICH COULD RESULT IN A LOWER PRICE FOR OUR COMMON STOCK.

Our quarterly results may be affected by a variety of factors, some of which are beyond our control, including, for example, the following:

•                                          Introducing new products or pricing programs by our competitors;

•                                          Increased transportation costs;

•                                          Increases in selling and marketing expenses, as well as other operating expenses;

•                                          Economic conditions specific to building materials industry; and

•                                          Costs and risks associated with potential acquisitions.

Of these conditions, the 1st, 2nd and 4th factors are largely beyond our control.

GENERALLY, WE MUST PAY ALL COSTS AND EXPENSES INCURRED WITH DEFENDING ANY ACTIONS ALLEGED AGAINST ANY OF OUR DIRECTORS.

Our articles of incorporation and bylaws provide that we may indemnify our officers and directors against losses sustained or liabilities incurred arising from any transaction in that officer’s or director’s respective managerial capacity unless that officer or director:

•                                          violates a duty of loyalty,

•                                          did not act in good faith,

•                                          engages in intentional misconduct or knowingly violated the law, or

•                                          derives an improper benefit from the transaction.

Additionally, we have also entered into separate indemnity agreements with each of our executive officers and directors to provide added protection unless that person committed any of the prohibited acts described above.  We carry standard directors and officers liability insurance and employment practices liability insurance.  Any obligations we incur defending any such actions could adversely affect our cash flow and profitability.

OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN CERTAIN PROVISIONS THAT COULD HINDER A CHANGE IN OUR CORPORATE CONTROL.

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.  Only our directors may call annual stockholder meetings and only our directors, officers or stockholders holding not less than a majority of all shares entitled to vote may call a special stockholder meeting, Likewise, our bylaws require notice procedures with regard to stockholder proposals and nominations of candidates for electing directors are required.  Furthermore, vacancies on our Board, including newly created directorships, may be filled by a majority of our directors then in office and not by our stockholders.

FAILING TO IDENTIFY SUITABLE ACQUISITION CANDIDATES, TO COMPLETE ACQUISITIONS AND TO INTEGRATE THE ACQUIRED OPERATIONS SUCCESSFULLY COULD ADVERSELY AFFECT OUR BUSINESS STRATEGY AND OPERATIONS.

As part of our business strategy, we intend to acquire complementary businesses.  Although we regularly evaluate acquisition opportunities, we may not be able to:

•                                          Successfully identify suitable acquisition candidates;

•                                          Obtain sufficient financing on acceptable terms to fund acquisitions;

•                                          Complete acquisitions; or

•                                          Profitably manage acquired businesses.

Additionally, acquired operations may not achieve levels of sales, operating income or productivity comparable to those of our existing operations, or perform as expected.  Acquisitions may also involve a number of special risks, some or all of which could have a material and adverse effect on our business, operating results and financial condition.  Among these risks are:

•                                          Our inability to integrate operations, systems and procedures and to eliminate redundancies and excess costs effectively;

•                                          Diverting management’s attention and resources; and

•                                          Difficulty retaining and training acquired key personnel.

WE MAY BE UNABLE TO OBTAIN PRODUCTS ON A TIMELY BASIS, WHICH COULD MATERIALLY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

We do not manufacture any of the products we distribute.  Our business depends upon a continuous supply of material from third party suppliers.  We currently import a majority of our products from 40 foreign manufacturers.  While we believe this large group of suppliers insulates us from the effect of any one supplier, international supply relationships are sensitive to geo-political situations beyond our control.  In particular, we depend heavily on Italy and Spain and any disruption in this supply chain could put us in a difficult position.  However, any extended interruption in product supply would disrupt our operations, which could adversely affect our business, financial condition and operating results.

BECAUSE WE DO NOT CARRY ANY INSURANCE ON OUR PRODUCTS THAT ARE IN TRANSIT, WE RISK LOSING ENTIRE SHIPMENTS.

Title to our products transfers at the port of the originating country.  We self-insure in the event of loss after title is taken.  We only ship between ten and twenty containers at any one time.  We currently estimate that our current maximum exposure for loss would be approximately $150,000.  Because we often place special orders on behalf of our customers, if any shipments were lost or damaged, our clients would not be able to receive their product in a timely fashion, which, in turn, could adversely affect our relationship with those customers.  To date, we have only incurred minimal losses with respect to products that have been lost after it acquired title.

IF THE CONFLICT IN THE MIDDLE EAST ESCALATES, WE MAY HAVE DIFFICULTY OBTAINING PRODUCTS FROM CERTAIN FOREIGN MANUFACTURERS.

To date, we have not been adversely affected in any material way by conflicts in the Middle East.  We have not had problems obtaining product from Turkey, although minor problems with product from Dubai have occurred.  However, we purchase only limited product from Dubai manufacturers and can obtain substitute products, if necessary.  Protest strikes in the European Union countries such as Spain and Italy may slightly delay shipping of products, but to date, these delays have been very minor.

WE MAY BE UNABLE TO PASS ON TO OUR CUSTOMERS INCREASES IN TRANSPORTATION COSTS, WHICH COULD HAVE A MATERIAL EFFECT ON OUR PROFITABILITY.

Significant increases in transportation costs could adversely effect on our operating margins and our business, financial condition and operating results.  Although we generally attempt to pass on increases in the costs to our customers, our ability to do so is, to a large extent, depends on the rate and magnitude of any increase, as well as competitive pressures and market conditions for our products.  There have been, in the past and may be in the future, periods of time during which increases in this cost cannot be recovered.  During these periods, our profitability could be adversely affected.

IF WE GROW TOO QUICKLY, WE COULD ENCOUNTER PROBLEMS RELATED TO INCREASED CUSTOMER DEMANDS ON OUR LIMITED RESOURCES.

Rapid growth would place a significant strain on our managerial, operational, financial and other resources.  Our systems, procedures, controls and management resources may not be adequate to support our future operations.  Future growth will require us to

•                                          implement additional management information systems,

•                                          develop further our operating, administrative, financial and accounting systems, and

•                                          maintain close coordination between departments.

If we cannot manage our growth, we could limit our ability to capitalize on new business opportunities that may arise or to implement our business strategy.  Additionally, we cannot assure anyone that our personnel, systems and controls will be adequate to support future growth.  Our inability to manage growth or to maintain the quality of our products and services could cause us to lose customers and could significantly increase our operating expenses.

WE DEPEND ON OUTSIDE DISTRIBUTORS FOR PRODUCT SALES.

We sell our products primarily through a network of dealers and sub-distributors.  These distributors do not have a minimum sales requirement.  Our distributors are independent contractors.  If we do not competitively price our products or if the quality of the products is low our distributors may fail to aggressively market our products for us.  If our distributors do not successfully sell our products, then our revenue and profits may not materialize.

IF WE ARE UNABLE TO RETAIN OUR MANAGEMENT TEAM, OUR BUSINESS OPERATIONS AND OUR GROWTH OBJECTIVES MAY BE ADVERSELY AFFECTED.

Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Henry J. Boucher, Jr., our Chief Executive Officer, Forrest Jordan, our Chief Financial Officer and Senior Vice President, and Paul F. Boucher and Grey Perna who also are Senior Vice Presidents, as well as other of our management members.  While we do have written employment agreements with each of these individuals, we currently do not have employment agreements with all our employees.  The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and operating results.  We may not be able to maintain and achieve our growth objectives should we lose any or all of these individuals’ services.

FUTURE EXCHANGE RATE FLUCTUATIONS OR INFLATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

We import most of the product we sell from countries whose currency is the Euro Dollar.  We currently write purchase contracts and pay for materials in U.S. dollars.  However, the manufacturing facilities pay all their expenses in their country’s currency.  This means that IWT realizes a benefit when a country’s currency devalues against the U.S. dollar, although that country’s inflation rate or internal expenses may offset this benefit.  Any future increases in a country’s inflation rate, which are not offset by devaluation of their currency, may negatively impact our operating results.  To the extent that a foreign country’s currency appreciates against the U.S. dollar, there could be a material adverse effect on our business, financial condition and operating results.

Industry Risks

OUR INDUSTRY IS CYCLICAL AND PROLONGED DECLINES IN RESIDENTIAL OR COMMERCIAL CONSTRUCTION ACTIVITY COULD ADVERSELY AFFECT OUR BUSINESS.

The ceramic and tile floor covering industry depends on residential and commercial construction activity, including both new construction, as well as remodeling.  New construction activity, and remodeling to a lesser degree, is cyclical in nature and a prolonged decline in residential or commercial construction activity could have a material adverse effect on our business, financial condition and operating results.  Construction activity is significantly affected by numerous factors, all of which are beyond our control, including:, among others,

•                                          National and local economic conditions;

•                                          Interest rates;

•                                          Housing demands;

•                                          Employment levels;

•                                          Changes in disposable income;

•                                          Financing availability;

•                                          Commercial rental vacancy rates;

•                                          Federal and state income tax policies; and

•                                          Consumer confidence.

The U.S. construction industry has experienced significant downturns in the past, which have adversely affected suppliers to the industry, including suppliers of ceramic and tile floor coverings.  The industry could experience similar downturns in the future, which could have a negative impact on our business, financial condition and operating results.

WE FACE INTENSE COMPETITION IN THE FLOORCOVERING INDUSTRY, WHICH COULD DECREASE DEMAND FOR OUR PRODUCTS AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY.

The industry is highly competitive.  We face competition from a large number of domestic and foreign importers and independent distributors of floor covering products.  Some of our existing and potential competitors may be larger and have greater resources and access to capital than we do.  Maintaining our competitive position may require us to make substantial investments in our product design efforts, distribution network and sales and marketing activities.  Competitive pressures may also result in decreased demand for our products and in the loss of market share.  In addition, we face, and will continue to face, pressure on sales prices of our products from competitors, as well as from large customers.  As a result of any of these factors, there could be a material adverse effect on our sales and profitability.  Hard flooring products also face competition from alternative products such as carpet, hardwood and vinyl.  Changes in customer attitudes toward hard flooring and wall covering materials could also adversely affect our ability to market and sell our products profitably.

Investment Risks

IN ADDITION TO THE SHARES ELIBIBLE FOR SALE IN THE FUTURE, WE MAY ISSUE MORE SHARES OF OUR COMMON STOCK IN THE FUTURE.  THIS WOULD REDUCE INVESTORS PERCENTAGE OF OWNERSHIP AND MAY REDUCE OUR SHARE VALUE.

Sales of substantial amounts of this common stock in the public market could adversely affect the market price of the common stock.  Furthermore, all of the remaining shares of common stock presently outstanding are restricted or affiliate securities that are not presently, but may in the future be sold, pursuant to Rule 144, into any public market that may exist for the common stock.  Future sales by current shareholders could depress the market prices of the common stock in any such market.

Our Articles of Incorporation authorizes our issuing up to 100.0 million shares of common stock and 25 million shares of preferred stock.  If we issue all or part of our remaining authorized common stock or preferred stock, depending on its terms, the percentage of common stock held by existing stockholders would be diluted. We may value any stock issued in the future on an arbitrary basis. Issuing common or preferred stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on the value of our shares.

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR STOCK AND DO NOT INTEND TO IN THE NEAR FUTURE, A PURCHASER OF OUR STOCK WILL ONLY REALIZE A GAIN ON HIS OR HER INVESTMENT IF THE MARKET PRICE OF OUR COMMON STOCK INCREASES.

We have never paid, and do not intend to pay, any cash dividends on our common stock in the current year. Therefore, an investor in this offering, in all likelihood, will only realize a profit on his investment, in the short term, if the market price of our common stock increases in value.

WE CANNOT ASSURE ANYONE THAT THERE WILL EVER BE A LIQUID PUBLIC MARKET FOR OUR SECURITIES.

Although our common stock are eligible for quotation on the OTCBB maintained by the NASD, there has been only limited and sporadic trading in the stock since it commenced trading on December 17, 2003.  No regular or established public trading market for our common stock has been established prior to this offering, and we cannot assure anyone that a regular and established market will develop or if developed, that it will continue.  Additionally, we make no assurances as to the depth or liquidity of any market for our stock or the prices as which our stockholders may be able to sell their securities.  As a result, an investment in our common stock may be illiquid and investors may not be able to readily liquidate their investment or at all when they need or desire to sell.

OUR COMMON STOCK’S CURRENT TRADING MAY NOT ACCURATELY REFLECT ITS FUTURE MARKET PERFORMANCE.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to factors such as the active float of our securities could be small, meaning that relatively small trades of our securities could materially effect the share price and other general economic or stock market conditions, many of which are beyond our control.

In addition, the stock market in general, and the market for shares in tile and ceramic floor covering companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. We make no assurance that these trading prices and price earnings predictions will be sustained.

In addition, a substantial portion of our future expenses, including most product design and selling and marketing expenses, must be incurred in advance of revenue generation. If our actual revenue does not meet our expectations, then our operating profit, if any, may fall short of our expectations, or our operating loss may be greater than our expectations. We may need to change our pricing strategy for and these changes may affect our quarterly results. Any one or more of these factors could affect our business, financial condition and operating results, and this makes the prediction of operating results on a quarterly basis unreliable. As a result, period-to-period comparisons of our historical operating results may not be meaningful and you should not rely on them as an indication of our future performance. This could adversely affect the price of our common stock.

OUR SHARES CURRENTLY DO NOT QUALIFY FOR LISTING ON NASDAQ. OUR COMMON STOCK MAY ONLY TRADE ON THE OVER-THE-COUNTER BULLETIN BOARD.

Under the current rules relating to the listing of shares on NASDAQ SmallCap, we must have:

•                                          Three registered and active market makers;

•                                          Stockholders’ equity of at least $5 million, or market capitalization of at least $50 million, or net income of at least $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years;

•                                          Operating history of at least one year or market capitalization of $50 million;

•                                          Public float of at least 1,000,000 shares;

•                                          Market value of public float of at least $5 million;

•                                          A minimum bid price of $4.00 per share; and

•                                          At least 300 stockholders who own at least 100 share each, among other requirements.

For a continued listing, a company must maintain:

•                                          Two registered and active market makers, one of which can be a market maker entering a stabilizing bid;

•                                          Stockholders’ equity of at least $2.5 million, market capitalization of at least $35 million, or net income of at least $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years;

•                                          A public float of at least 500,000 shares;

•                                          Market value of public float of at least $1 million; and

•                                          A minimum bid price of $1.00 per share, among other requirements.

Our common stock will not initially be eligible for listing on the NASDAQ SmallCap. Accordingly, trading is currently being conducted on the OTCBB, which ordinarily has a much lower trading volume than on NASDAQ. Very few market makers take interest in shares traded OTCBB and, accordingly, the markets for such shares are less orderly than is usual for NASDAQ stocks. As a result of the low trading volumes ordinarily obtained in over-the-counter markets, sales of common stock in any significant amount can generally not be absorbed without a dramatic reduction in price. Moreover, thinly traded shares in the over-the-counter markets are more susceptible to trading manipulations than is ordinarily the case for more actively traded shares.

THE APPLICATION OF THE “PENNY STOCK RULES” COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

While our common stock is currently not considered to be a “penny stock”, it may in the future.  Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  Our common stock may be subject to “penny stock rules” that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell our common stock and may have the effect of reducing the level of trading activity of our common stock in the secondary market.  These required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater.  There can be no assurance that the price of our common stock will reach or maintain such a level.

A SMALL NUMBER OF STOCKHOLDERS OWN MOST OF OUR COMMON STOCK.

Those persons who are officers, directors or who own more than 5% of our common stock will hold approximately 85% of our stock. Our management will continue to control most matters requiring approval by our stockholders. As a result, management acting together have the ability to control substantially all matters submitted to our stockholders for approval, including electing and removing directors and any merger, consolidation, takeover or other business combination involving us, and to control our management and affairs. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control in an acquisition or takeover.

ITEM 2.                        DESCRIPTION OF PROPERTY

Tesoro currently subleases office space in Westport, Connecticut. We pay a monthly base services fee of  $3,100 per month and our lease expires June 2004.  Tesoro anticipates that it will be obtaining more permanent space in the near future.

IWT currently leases approximately 147,000 square feet in Palm City, Florida, of which 5,000 square feet is for office space and the remaining 142,000 square feet is for warehouse space. The term of the lease is for 10 years as follows:

2004	$ 908,639
2005	$ 851,887
2006	$ 872,437
2007	$ 893,800
2008	$ 915,6500
2009 and thereafter	An aggregate of $3,866,100
TOTAL	$ 8,893,786

ITEM 3.                        LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 4.                        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.                         MARKET PRICE OF AND DIVIDENDS ON OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.  On December 17, 2003, our common stock commenced trading on the Over The Counter (OTC) Bulletin Board.  Trading of our common stock is limited and very sporadic and we make no assurances that an established public trading market will ever occur.

The high and low bid and ask price for the stock is as follows:

	High Bid Price	Low Bid Price	High Ask Price	Low Ask Price
12/17/03 – 12/31/03	$5.25	$5.00	$6.50	$6.00
1/1/04 – 3/23.04	$6.00	$4.50	$6.50	$5.25

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

(b)                                 Holders.  As of March 24, 2004, there were approximately 232 holders of Tesoro’s Common Stock.  The issued and outstanding shares of Tesoro’s Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

(c )                               Dividends.  Dividends, if any, will be contingent upon Tesoro’s revenues and earnings, if any, capital requirements and financial conditions.  The payment of dividends, if any, will be within the discretion of Tesoro’s Board of Directors.  Tesoro presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

(d)                                 Securities Authorized to be Issued upon our Equity Compensation Plans

Equity Compensation Plan Information

	Number of Securities to be issued upon Exercise of Outstanding options, warrants and rights	Weighted- average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column)
Equity compensation plans approved by stockholders	306,668		$3,568,832
Equity compensation plans not approved by stockholders	-0-	-0-	-0-

Total	306,668		$3,568,832	(1)

(1)                                  Tesoro’s Stock Incentive Plan includes the right to grant options and to issue restricted stock and the Plan was approved by Tesoro’s then sole stockholder in December 2001. This number reflects 124,500 restricted shares that have been issued all pursuant to the Plan through December 31, 2003.

Sales of Securities in connection with Our June 17, 2003 Offering.

On June 17, 2003, the Securities and Exchange Commission declared our registration statement on Form SB-2 effective.

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

As required by Rule 463, as of December 31, 2003, all 250,000 units were sold, for which Tesoro received gross proceeds of $1,375,000.  Of the proceeds, $82,500 was paid in connection with financial advisory fees and commissions, $125,000 was paid for offering expenses and b. the remainder for inventory to support growth.

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

Through IWT, we provide hard floor and wall covering materials, primarily ceramic, porcelain and granite tiles to the new construction and remodeling industries for the commercial and residential marketplaces. We distribute our products through a network of independently owned dealers and distributors, buying groups and home center retailers. We currently purchase our products predominately from foreign manufacturers.

Our primary source of revenue is the sale of hard flooring and wall covering materials and our primary costs relate to the acquisition, warehousing and delivery of those products. While sales are made throughout the United States, the majority of our sales are in the southeastern quadrant of the country. The primary sources of working capital are a $17 million (US) revolving line of credit from a division of a large US commercial bank, stockholders’ equity and our suppliers who have extended us terms.  During 2003, we began trading our stock on the OTC-BB and raised equity through the public market. The new equity was used to strengthen our balance sheet and to provide capital for continued growth.

In the first quarter of 2003, we have created two new wholly owned subsidiary companies. The first is IWT Tesoro International Ltd, a Bermuda based exempt company. A Bermuda exempt company is a company domiciled in Bermuda that is not actively involved in trade or business on the island and is therefore exempt from certain licensing requirements. International will serve as the holding company for any international based ventures we need to support expanding our sales effort. The other subsidiary is IWT Tesoro Transport, Inc., a Florida corporation, and a licensed freight carrier that will handle our freight operations.

Results of Operations for the year ending December 31, 2003

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data as a percentage of total revenue for the periods indicated.

	Fiscal Year Ending December 31
	2001	2002	2003
Revenues	100%	100%	100%
Cost of Goods Sold	64%	60%	61%
Gross Margin	36%	40%	39%
Operating Expenses	29%	31%	36%

December 31, 2002 compared to December 31, 2001

Sales for the year ended December 31, 2003 were $32,659,546 a 29% increase over sales for the year ended December 31, 2001. This growth follows a 31% growth from 2000 to 2001 and a 29% growth from 2001 to 2002. We are a relatively small player in a growing market. We are entering new markets and adding new products; and we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1.5%. The tile market in the United States is approximately $2.34 billion and is growing at a five to seven percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% in 2002 from 64% in 2001. In 2003, we added a bulk sales unit.  In this unit we sell full truckload quantities to other wholesalers across the United States and Canada.  The sales price of these bulk products is somewhat lower than our dealer unit and will have a moderating impact on our ability to reduce our cost of goods sold.  Consequently our cost of goods sold increased to 61% for the year ended December 31, 2003.  Our cost of goods will be a function of the mix of the sales from our different units, but should stay in the range we have established over the past few years.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) fell from $2.65 million in 2002 to $1.59 million in 2003.

We have included reconciliation from our net income to EBITDA

	2003	2002

Net income	$436,305	$1,934,027
Interest expense	480,139	328,920
Income taxes (deferred)	36,750	(34,384)
Depreciation	634,984	422,435
Amortization	0	0
EBIDTA	$1,588,178	$2,650,998

•                                          The major causes of the decreased EBITDA were (a) an decrease in net income caused by increased operating expenses for expanded warehouse facilities, shipping and sales personnel to open new business units and the costs associated with being a public company, including one time costs for our initial public offering and ongoing legal, accounting and administrative costs, and (b) an decrease of 1% on the gross margin.

•                                          EBIDTA is not a GAAP concept and should not be used as the only measure of a company’s financial performance. Investors should refer to our financial statements before making any investment decisions.

•                                          EBITDA is a concept used by financial managers to compare businesses that operate in different industries with different capital needs, tax circumstances and debt structure.

In early April 2003, we moved into a new warehouse facility of nearly 147,000 square feet, an increase of nearly 50% over the previous facility. 5,000 square feet of the new facility is for office space.  In the third quarter of fiscal 2003, we acquired 68,000 square feet of additional adjacent warehouse space to accommodate our new bulk sale unit. These new facilities will allow us to increase our inventory and better serve our customers who rely upon us to meet the short lead times and limited inventory capacity that exist in their markets. We hope to improve the efficiency of our warehouse operations by simplifying the receiving and shipping functions. We currently maintain between nine and eleven million square feet of product in our facility.  Our inventory turns, in 2003, were approximately 1.64 times. Availability of product is a key success factor for us and is a good use of our capital.

Making it easy for our customers to sell product is a key success factor for us. We have an extensive sampling and display program that augments the training and marketing support we provide our customers. As of December 31, 2003, our inventory of samples in the field with our customers represents a significant investment ($4,226,949 before accumulated depreciation) that is capitalized on our balance sheet.

Liquidity and Capital Resources

We had cash balances of $867,361 and $574,046 at the end of December 31, 2003 and December 31, 2002, respectively.

In December 2003, we completed a private offering of unregistered securities and signed a subscription agreement with an accredited investor to purchase 100,000 shares of common stock and warrants to purchase 100,000 shares at $7.00 per share at $5.50 per unit.  In addition, the investor signed a stock pledge agreement and a promissory note for the $550,000, plus $3.0 interest per year that matures on June 30, 2004.  Subsequent to the end of fiscal 2003, the note was paid in full. The proceeds were used for inventory and working capital purposes.  All of the warrants were outstanding at December 31, 2003.

During 2003, Tesoro completed a public offering of units substantially similar to those described above at $5.50 per unit. We received net proceeds of $1,292,250 after offering costs of $82,500.  The proceeds were used for inventory and working capital purposes.  All of the warrants were outstanding at December 31, 2003.

In October 2002, we commenced a private offering of our common stock to accredited investors for up to one million units at $3.00 per unit. Each unit consists of one share of common stock and warrants to purchase 1-1/2 shares initially at $3.00 per share for five years from the date the warrant was issued. The price of the warrants will increase by $.25 per share at the beginning of each calendar quarter following the first public sale of Tesoro’s common stock and continue until the warrant expires.  Through closing at March 31, 2003, we raised $530,000 from unit sales. We also raised an additional $255,000 from 85,000 warrants that were exercised by year-end December 31, 2003. The proceeds from the offering and the warrant exercises were used for general corporate purposes, including paying fees to outside professionals and working capital.

On November 21, 2000, our subsidiary, IWT, entered into a new loan and security agreement with a financial institution totaling $5 million as a revolving loan, for a period of three years, with an option to renew for one additional year. This was amended and restated effective November 13, 2002 and the amount of the maximum credit was increased from $5 million to $7.5 million.  On September 10, 2003, we entered into a new loan and security agreement with Fleet Capital, a division of Fleet Bank, N.A.  The new facility, a revolving line of credit, has a maximum limit of $17,000,000. The interest rate on this loan is calculated with reference to the Base rate and or LIBOR (London Interbank Offered Rate).  The balance due at December 31,2003 was $9,599,340

ITEM 7.                        FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item 7 follow the index of financial statements that appears at the end of Part I of this Form 10-KSB.

ITEM 8.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 1, 2003, Tesoro independent accountants, Sewell and Company, PA, of Hollywood, Florida was replaced by the accounting firm of Kantor, Sewell & Oppenheimer, PA (KSO), the successor firm to Sewell and Company.  KSO maintains the same facilities as Sewell and Company and is a Florida SEC qualified accounting firm.  Sewell reported on and audited the financial statements prepared by the Registrant for the period commencing September 20, 2000 through September 30, 2003.

The recommendation by Tesoro’s Audit Committee was based upon KSO becoming the successor firm pursuant to the merger of Sewell with Kantor and Oppenheimer.

None of Sewell’s reports on the financial statements for either the past two years contained an adverse opinion or a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles.  Additionally, during the Registrant’s two most recent fiscal years and any subsequent interim period preceding Sewell’s dismissal, there were no disagreements with the Registrant’s former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

On September 13, 2002, Tesoro notified the accounting firm of Magee, Rausch & Shelton, LLP of Tulsa, OK (“MRS”) that MRS had been replaced as Tesoro’s principal accountant. MRS reported on and audited the financial statements prepared by Tesoro since our inception on May 3, 2000 and ending July 15, 2000. It has not prepared any financial statements subsequent to the July 15, 2000, reports.

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

ITEM 8A.               CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

ITEM 9.                        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a).

Directors and Executive Officers

The following table includes the names, positions with Tesoro and ages of our Executive Officers and Directors.

Name	Age	Position
Henry J. Boucher, Jr.	56	• Tesoro: Chairman, President, Chief Executive Officer, Director • IWT Tesoro International Ltd.: Director • IWT Tesoro Transport, Inc.: President and Director

Forrest Jordan	56

•    Tesoro: Chief Financial Officer, Senior Vice President; Director
•    IWT: Senior Vice President, Treasurer, Secretary, Director
•    IWT Tesoro International Ltd.: Director
•    IWT Tesoro Transport: Director

Paul F. Boucher	45	• Tesoro: Director, Senior Vice President • IWT: President, Director • IWT Tesoro International Ltd.: Director

Grey Perna	47	• Tesoro: Director, Senior Vice President • IWT: Senior Vice President, Director • IWT Tesoro International Ltd.: President, Director

James R. Edwards	52	• Tesoro: Secretary, Director

Carl G. Anderson, Jr.	59	• Tesoro: Director

James Lafond	61	• Tesoro: Director

Robert B. Rogers	68	• Tesoro: Director

Allen G. Rosenberg	56	• Tesoro: Director

Henry J. Boucher, Jr.    Henry has served as our President and a Director since December 29, 2001 and as our Chairman and Chief Executive Officer since November 2002. He is also a Director of International and President and a Director of Transport. Henry is the President and a Director of Borough Corporation, an inactive company. He received his M.S. in economics from South Dakota State University in 1972. From 1992 to June 1999, Henry was a Vice President of Mercer Management Consulting, a subsidiary of Marsh McLennan, an insurance brokerage firm. Prior to joining Mercer, he was a partner with the accounting firm of Coopers and Lybrand (now PriceWaterhouse Coopers). From June 1999 to July 2000, Henry was a partner with Arthur Andersen. He joined Business Edge Solutions, a technology consulting firm serving the financial services industry with e-commerce packaged solutions, where he was a Vice President until December 2000. Since January 2001, Henry has been a principal of Mentus Consulting LLC, a consulting firm providing process improvement support services to a wide range of companies and industries.

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

James R. Edwards.    Jim has served as one of our Secretaries since November 2002 and as a Tesoro Director since April 20, 2002. He has been the Vice President, General Counsel and Secretary of Wireless Knowledge, Inc., a telecommunications company since March 2002, which it absorbed into Qualcomm, its parent company.  From April 2000 to March 2002, Jim served as the Vice President, General Counsel and Secretary and Vice President of Finance & Administrative for Vapotronics, Inc., a medical device company. From March 1987 to April 2000, he was the Vice President, General Counsel and Secretary of General Atomics, a high-technology research and development company.

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

James Lafond.    Jim has served as a Director of Tesoro since October 24, 2002. Through September 30, 2002, he served as PricewaterhouseCooper’s Area Managing Partner for the Greater Washington Area, which encompasses client service offices in Washington, D.C., Maryland and Virginia. In this role, Jim had oversight responsibility for all of the Firm’s lines of service, marketing and operations in metropolitan Washington, D.C. Over the course of his career, Jim has led PWC’s National Business Development and Industry Specialization functions, served as U.S. leader of the Marketing and Sales functions, and as Director of National Emerging Business Services, providing financial and tax advice to entrepreneurs and growing companies. Jim was admitted as a General Practice Partner in 1974 in Massachusetts, moved to New York in 1984, Florida in 1992 and to the Greater Washington area in late 1994. Jim is resigning as a board member effective at the end of business on March 31, 2004.

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

Allen G. Rosenberg.    Allen has served as a Director of Tesoro since November 7, 2002. Since February 2, 2004, Allen serves as the Vice President of Marketing for Panolanm Industries International, Inc., a laminate manufacturing company. He also co-founded Marke Communications Inc. in 1979, for which he worked until January 2004, a direct response agency specializing in marketing and graphic arts productions.

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

During fiscal year 2003, the Board of Directors held four meetings and all directors attended at least 75% of all meetings.

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

During 2003, the Audit Committee held eight meetings.

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

The Compensation Committee’s formal written charter specifies its

•                  Membership requirements;

•                  Rules and procedures; and

•                  Authority and responsibilities.

During 2003, the Compensation Committee held four meetings.

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

Like the Compensation Committee, the Nominating and Governance’s formal written charter specifies its:

•                  Membership requirements;

•                  Rules and procedures; and

•                  Authority and responsibilities.

During 2003, the Nominating and Governance Committee held four meetings.

Audit Committee Report

The purpose of the Audit Committee is to monitor (i) the integrity of the financial statements, (ii) the compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of the Company’s internal audit function and independent auditors.  The Board of Directors, in its business judgment, has determined that each current member of the Committee is “independent”, as required by applicable listing standards of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. Management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements. Management is also responsible for the Company’s accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States of America. The Audit Committee acts in accordance with a written charter adopted by the Board of Directors. The Committee reviews this charter annually.

In the performance of its oversight function, the Audit Committee has considered and discussed the audited financial statements and unaudited quarterly financial statements with management and the independent auditors including a discussion of the quality, not just the acceptability, of accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. The Audit Committee has also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees as currently in effect. Finally, the Committee has received the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, currently in effect, and has discussed with the auditors the auditors’ independence from the Company and its management, and reviewed and approved the compatibility of non-audit services provided by Sewell and Company and approved the fees paid to them for the 2003 fiscal year.

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

Based upon the reports and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 to be filed with the Securities and Exchange Commission. The Committee has also recommended to the Company’s shareholders the appointment of Kantor, Sewell and Oppenheimer as Tesoro’s independent auditors for the 2004 fiscal year.

James Lafond, Chairman

Carl G. Anderson Jr.

Robert Rogers

Corporate Governance.

Our Board has also adopted “Principles of Corporate Governance/” These principles include the standards for our Board and management, which, include other things,

•                  requires an ethical Board, Chief Executive Officer and management;

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

Code of Ethics

On November 22, 2002, Tesoro’s Board of Directors adopted a Code of Ethics for its executive officers, including its CEO and CFO.  A COPY OF THE CODE OF ETHICS IS AVAILABLE ON TESORO’S WEBSITE AT www.iwttesoro.com.  The Company will also provide, at no charge, a copy of its Code of Ethics.

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

Based on information provided to the Company, through February 29, 2004, all required filings have been made with the following exceptions (a) James Edwards filed a delinquent Form 4 on February 4, 2003 that was due on January 10, 2003; (b) Henry J. Boucher, Jr. filed a delinquent Form 4 on September 24, 2003 that was due on September 14, 2003; (c) Henry J. Boucher, Jr. filed a delinquent Form 4 on December 18, 2003 that was due on December 15, 2003; and (d)  Robert Rogers filed a delinquent Form 4 on December 19, 2003 that was due on December 4, 2003.

ITEM 10.                 EXECUTIVE COMPENSATION

The information described in our discussion concerning “Executive Officers” includes Henry J. Boucher, Jr., Paul Boucher, Forrest Jordan and Grey Perna. Prior to November 2002, no individual held the title of Chief Executive Officer, however Henry J. Boucher, Jr. has acted in that capacity since December 2001.

Summary Compensation Table

								Long-Term Compensation
		Annual Compensation					Awards			Payouts
Name and Principal Position	Year	Salary		Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards ($)	Options/ SARs		LTP Payouts ($)	All Other Compensation

Henry J. Boucher, Jr.,	2003	$240,000		$25,000	$18,000	(2)	—	—		—	—
Chairman, Director, President,	2002	120,000		-0-	-0-		—	100,000	(3)	-0-	-0-
Chief Executive Officer(1)		—		—	—		—	—		—	—

Paul F. Boucher, Director,	2003	$263,066		$25,000	$40,150	(5)	—			-0-	$—
Senior Vice President,	2002	237,067	(4)	-0-	57,6539	(6)	—	100,000	(3)	-0-	621,340	(8)
President, International Wholesale Tile, Inc.	2001	193, 783		—	23,090	(7)	—	—		—	173,819	(8)
Forrest Jordan, Director, Senior	2003	$253,067		$25,000	$42,374	(9)	—			-0-	$—
Vice President, Vice President,	2002	237,067	(4)	-0-	49,000	(10)	—	100,000	(3)	-0-	621,340	(8)
Treasurer and Secretary,	2001	193,783		—	19,871	(11)	—	—		—	173,819	(8)
International Wholesale Tile, Inc.
Grey Perna, Director, Senior	2003	$253,067		$25,000	$49,558	(12)	—			-0-	$—
Vice President, Vice President,	2002	237,067	(4)	-0-	51,883	(13)	—	100,000	(3)	-0-	621,3409	(8)
International Wholesale Tile, Inc.	2001	193,783		—	22,688	(14)		—		—	173,819

(1)	Henry signed a Salary Deferral Agreement with Tesoro, which was terminated by our Board, with Henry abstaining from the vote.

(2)	This amount represents an automobile fringe benefit.

(3)

These represent incentive stock options granted as of November 23, 2002 pursuant to our Stock Incentive Plan. The options are for ten years and have an exercise price of $3.00 per share. The options vest as follows: (a) 33% at such time as our Common Stock begins trading on the OTCBB (or equivalent), (b) 33% at such time as Tesoro attains no less than a $50.0 million market cap for ten consecutive trading days, and (c) 34% when Tesoro achieves its 2003 revenue and profit targets, as approved by Tesoro’s Board of Directors. To date, none of these options have vested.  During 2003, of the options granted, 66,667 were vested and the remaining 33,333 have been cancelled.

(4)	Of the annual salary, $63,250 represents salary for the last quarter of 2002 following our acquisition of IWT effective October 1, 2002.

(5)	Includes an automobile allowance of $12,914, an automobile fringe benefit of $1,919 and payment of $25,317 for an Executive Life Insurance policy with his spouse as beneficiary.

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

(7)	Includes automobile fringe benefit of $2,137, health fringe benefits of $6,185 and payment of $14,768 for an Executive Life Insurance policy with his spouse as beneficiary.

(8)	Includes “S” distributions and allowance for taxes.

(9)	Includes an automobile allowance of $7,413, automobile fringe benefits of $1,351 and payment of $33,610 for an Executive Life Insurance policy with his spouse as beneficiary.

(10)

Includes an automobile allowance of $6,785 (of which $4,500 was paid in last quarter of 2002 following the IWT acquisition) and payment of $42,215 for an Executive Life Insurance policy with his spouse as beneficiary (of which $8,402 was paid following the IWT acquisition).

(11)	Includes automobile fringe benefit of $265 and payment of $19,606 for an Executive Life Insurance policy with his spouse as beneficiary.

(12)	Includes an automobile allowance of $9,551, an automobile fringe benefit of $9,949 and payment of $30,058 with his spouse as beneficiary.

(13)

Includes an automobile allowance of $7,739 (of which $4,500 was paid in last quarter of 2002 following the IWT acquisition), $1,936 for additional health benefits and payment of $42,208 of an Executive Life Insurance policy with his spouse as beneficiary (of which $7,514 was paid following the IWT acquisition).

(14)	Includes automobile fringe benefit of $1,113, health fringe benefits of $4,042 and payment of $17,533 for an Executive Life Insurance policy with his spouse as beneficiary.

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

Our Compensation Committee currently controls and manages the Plan’s operation and administration. The Committee has discretion to:

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

Unless previously terminated by the Board of Directors, the Plan shall terminate on the earlier of December 31, 2012 or ten years after the date the Plan is effective. Through December 31, 2003, 440,000 options were granted, of which 306,668 have vested and the remaining 133,332 were cancelled.  Additionally, 124,500 restricted shares were issued under the Plan.

Subsequent to the end of fiscal 2003, all the share underlying the Plan were registered and those shares already issued were registered for resale, pursuant to a Form S-8.

Stock Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2003, no options were granted.

Option Exercises and Year End Values

No options were exercised during fiscal year ended December 31, 2003 by the persons named in the “Summary Compensation Table” above.

Pension Plan

The Company sponsors a 401(k) plan known as the International Wholesale Tile 401(k) Profit Sharing Plan & Trust.  The Pension Plan provides tax deferred salary deductions for eligible employees.  Employees may contribute from 1% to 12% of their annual compensation to the Pension Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service.  The Company provides matching contributions equal to 100% of the employee’s contributions up to a maximum of 3% of eligible pay.  The contribution expense related to the Pension Plan amounted to $76,249 and $59,352 for the years ended December 31, 2003 and 2002, respectively.

Directors’ Compensation

Under the Plan, the Board of Directors has the authority to grant to Non-Employee Directors, subject to the terms of the Plan, options to purchase

•                  up to a maximum of 150,000 shares of Common Stock as of the date the non-employee Director begins service as a non-employee Director and

•                  up to a maximum of 75,000 shares of Common Stock in any calendar year, provided the non-employee Director has not ceased to be a Director or if he ceased to be a Director he has not become an employee or consultant of Tesoro or its affiliates.

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

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been an executive officer or employee of ours. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors or any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Board Compensation Committee Report on Executive Compensation

General Compensation Policy.  The Compensation Committee administers the Corporation’s executive compensation program, which is intended to provide incentives to executive officers to achieve both current and long-term strategic management goals of the Corporation, with the ultimate objective of achieving a superior return on the shareholders’ investment.  To this end, the program is comprised of cash and equity-based components, which recognize performance as measured against the Corporation’s annual and long-term goals as well as performance evaluated in comparison to industry peers.

Equity-based compensation, including the Stock Incentive Plan, encourages ownership and retention of the Corporation’s common stock by key employees, assuring that they have a meaningful stake in the Corporation’s continued success and thereby aligning the interests of these employees and shareholders.

The executive compensation program is designed to assist the Corporation in achieving its business objectives by: maintaining a competitive compensation program to attract and retain qualified executives;  providing performance-based incentive compensation that is directly related to the Corporation’s financial performance and individual contributions to that performance; and linking compensation to factors which affect short-term and long-term stock performance.

The manner in which the Committee establishes the compensation and incentives of each of Tesoro’s executive officers listed in the Summary Compensation Table is described below.

Cash Compensation.  The Compensation Committee determined the annual cash compensation paid to the Corporation’s executive officers for 2003, consisting of salary and incentive compensation.  The salaries paid to the executive officers named in the Summary Compensation Table for 2003 are shown in the “Salary” column of that Table. These salaries were subjectively determined after consideration of the executive officer’s individual responsibilities, performance, experience, the chief executive officer’s evaluation of the other executive officers, a review of several measurements of the Corporation’s short-term and long-term financial results compared with industry peers, and other factors such as budgetary considerations and inflation rates.

The incentive compensation in the form of stock option were granted and vested pursuant to the Stock Incentive Plan, which incorporates modern incentive plan techniques and executive retention features for the purpose of closely aligning the interests of executives with those of shareholders.  Typically, the Committee may assign to certain or all executive officers a target bonus.  The participant’s incentive compensation is based on accomplishment of specific performance levels set forth in stock option or incentive agreements.

On November 23, 2002, the Committee granted incentive stock options pursuant to the Plan to purchase up to 100,000 shares to each of the four executive officers, The options are for ten years and have an exercise price is $3.00 per share. The options vest as follows: (a) 33% at such time as our Common Stock begins trading on the OTCBB (or equivalent), (b) 33% at such time as Tesoro attains no less than a $50.0 million market cap for ten consecutive trading days, and (c) 34% when Tesoro achieves its 2003 revenue and profit targets, as approved by Tesoro’s Board of Directors. Of the criteria, each achieved (a) and (b), but not (c).  As such, options to purchase up to 66,667 shares were vested in each of the executive officers.

Other Compensation.  The executive officers are also covered by medical plans that are generally applicable to full-time employees of the Corporation and its subsidiaries.  They also receive automobile allowances and payment of life insurance policies.

The above report is submitted by:

James Edwards, Chairman

Allen Rosenberg

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

ITEM 11.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2004, the shares of Common Stock owned beneficially by (i) each of our Executive Officers, (ii) each of our current Directors, (iii) all Executive Officers and Directors as a group, (iv) each person known by us to be the beneficial owner of more than five percent of our Common Stock. “Beneficial Ownership” is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, Common Stock is “beneficially” owned not only if it is held directly, but also if it is held indirectly (though a relationship, a position as a director or trustee, or a contract or understanding), or has (or share the power to vote the stock or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Executive Officers and Directors listed have sole voting and investment power over his or its shares.  As of March 24, 2004, 11,660,702 shares of our common stock were issued and outstanding, held by approximately 232 holders of record.

Name(1)	Current Title	Shares Beneficially Owned		Percent of Class
Henry J. Boucher, Jr.	• Tesoro: Chairman, President, Chief Executive Officer, Interim Chief Financial Officer, Director • IWT Tesoro International Ltd.: Director • IWT Tesoro Transport, Inc.: President and Director	850,167	(2)	7.2%

James R. Edwards(3)(4)	Tesoro: Director	50,000	(5)	*

James Lafond(6)	Tesoro: Director	25,000	(7)	*

Carl G. Anderson, Jr.(4)(6)	Tesoro: Director	75,000	(8)	*

Robert B. Rogers(6)	Tesoro: Director	22,500	(9)	*

Allen G. Rosenberg(3)	Tesoro: Director	25,000	(7)	*

Paul F. Boucher	• Tesoro: Director, Senior Vice President • IWT: President, Director • IWT Tesoro International Ltd.: Director	3,096,667	(2)(10)(11)	26.4%

Forrest Jordan	• Tesoro: Senior Vice President, Director • IWT: Senior Vice President, Treasurer, Secretary, Director • IWT Tesoro International Ltd.: Director	3,066,667	(2)(10)	26.1%

Grey Perna	• Tesoro: Director, Senior Vice President • IWT: Senior Vice President, Director • IWT Tesoro International Ltd.: Director	3,068,667	(2)(10)(12)	26.2%

All Current Officers, Directors and Nominees for Director; as a Group (nine persons)		10,279,168		85.5%

*Less than 1%.

(1)                                  The address for each of Tesoro’s Directors, Nominees for Directors and Executive Officers is 191 Post Road West, Suite 10, Westport, CT 06880.

(2)                                  Includes options to purchase up to 66,667 shares at $3.00 per share.

(3)                                  Member of the Compensation Committee.

(4)                                  Member of the Nominating and Governing Committee.

(5)                                  Includes 15,000 incentive stock options, of which (a) 10,000 are vested and which are exercisable at $3.00 per share; and (b) 5,000 options are vested and exercisable at $6.00 per share.  Also includes warrants to purchase up to 15,000 shares at $3.00 per share through January 7, 2008.

(6)                                  Member of the Audit Committee.

(7)                                  Includes 15,000 incentive stock options, of which (a) 10,000 are vested and which are exercisable at $3.00 per share; and (b) 5,000 options are vested and exercisable at $6.00 per share.

(8)                                  Includes 15,000 incentive stock options, of which (a) 10,000 are vested and which are exercisable at $3.00 per share; and (b) 5,000 options are vested and exercisable at $6.00 per share.  Also includes warrants to purchase up to 10,000 shares at $3.00 per share through March 10, 2008.

(9)                                  Includes 5,000 incentive stock options that are currently vested at $6.00 and warrants to purchase 3,500 shares at $7.00 per share.

(10)                            IWT’s institutional lender requires that during the term of its loan, Paul Boucher, Grey Perna and Forrest Jordan will not allow their aggregate beneficially ownership interest in Tesoro to be less than 51%.

(11)                            Includes 30,000 shares held by Mr. Boucher’s minor children.

(12)                            Includes 12,000 shares held by Mr. Perna’s wife.

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

Forrest Jordan, Grey Perna and Paul F. Boucher as payees, hold promissory notes from IWT in the principal amounts of $88,711.93, $120,000 and $240,000, respectively. The notes bear interest at 10% per year and are due on or before December 31, 2025. In connection with our credit facility for $17.0 million, Forrest, Grey and Paul have each entered into a subordination agreement with the lender that provides that each of these obligations are subordinated to that of the lender and these obligations have also been assigned to the lender as security for our obligations to the lender.

As part of our acquiring IWT, we issued nine million shares to Forrest Jordan, Grey Perna and Paul F. Boucher. Each of these stockholders entered into a repurchase agreement by which each may sell a total of 150,000 shares of Tesoro common stock over a three-year period back to us for a price per share based on 88% of Tesoro’s then weighted average price.  On June 26, 2003, each of these repurchase agreements was terminated and is no longer of any force or effect.

ITEM 13.                 EXHIBITS, LIST AND REPORTS ON FORM 10-KSB

a.                                       Exhibits

EXHIBIT NUMBER	DESCRIPTION
1.1	Form of Selected Dealers Agreement (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on June 4, 2003)
1.2	Selected Exclusive Dealers Agreement dated November 22, 2003 (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2003)
3.1	Articles of Incorporation (filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000)
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

IWT Tesoro Corporation, Effective October 1, 2002 (filed as an Exhibit on Form 8-K, filed with the Securities and Exhibit Commission on October 15, 2002).
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

16.2	Letter regarding change in Certifying Accountants (filed as an Exhibit to the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission on March 2, 2004).
21.	Subsidiaries of Registrant (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on April 11, 2003)*
31.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Forrest Jordan, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Forrest Jordan, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
99.1	MRS’ Letter To The Securities And Exchange Commission. (filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002)
99.2	Letter from Peter Goss regarding fiscal year end (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002)

*	Included in this filing.

(b)	Reports on Form 8-K.

—Report on Form 8-K filed October 31, 2003 discussing Tesoro’s entering into an Exclusive Dealer Agreement in connection with its Public Offering.

—Report on Form 8-K filed December 9, 2003 in connection with the Merger of Tesoro’s Independent Accountants and the completion of the sale of its units in Tesoro’s public Offering.

—Report on Form 8-K filed December 17, 2003 announcing the commencing of trading of Tesoro’s common stock on the Over the Counter Bulletin Board under the symbol “IWTT”.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Merger of Independent Auditors

Effective December 1, 2003, IWT Tesoro Corporation’s independent accountants, Sewell and Company, PA, of Hollywood, Florida (Sewell) was replaced by the accounting firm of Kantor, Sewell & Oppenheimer, PA (KSO), the successor firm to Sewell.  KSO maintains the same facilities as Sewell and is a Florida SEC qualified accounting firm.  Sewell reported on and audited the financial statements prepared by Tesoro for the period commencing September 20, 2000 through September 30, 2003.

The recommendation by Tesoro’s Audit Committee was based upon KSO becoming the successor firm pursuant to the merger of Sewell with Kantor and Oppenheimer.

Audit Fees

Sewell was the company’s principal accountant and reported on and audited the financial statements prepared by Tesoro for the period commencing September 20, 2000 through September 30, 2003.  Total fees paid to Sewell for audit services rendered during 2003 and 2002 were $100,495 and $97,250, respectively.

KSO has been Tesoro’s principal accountant since October 1, 2003.  Total fees paid to KSO for audit services rendered during the fourth quarter of 2003 was $74,830.

Total fees incurred by the company for audit services rendered by Sewell and KSO during 2003 and 2002 were $175,325 and $97,250, respectively.

Audit-Related Fees.

Fees paid to Sewell for audit-related services rendered through September 30, 2003 and during 2002 were $0 and $0, respectively.

Fees paid to KSO for audit-related services rendered for the fourth quarter of 2003 was $0.

No fees for audit-related services rendered by Sewell and KSO were paid during 2003 and 2002, respectively.

Tax Fees.

Fees paid to Sewell for tax services rendered through September 30, 2003 and during 2002 were $6,550 and $0, respectively, related primarily to preparing federal and state tax returns and other consulting services.

Fees paid to KSO for tax services rendered for the fourth quarter of 2003 was $0.

Total fees incurred by the company for tax services rendered by Sewell and KSO during 2003 and 2002 were $6,550 and $0, respectively.

All Other Fees.

Total fees paid to Sewell for all other services rendered through September 30, 2003 and during 2002 were $3,490 and $0, respectively, primarily related to business review of controls surrounding systems implementation, and other professional services.

Total fees paid to KSO for all other services rendered for the fourth quarter of 2003 was $2,897, primarily related to audit committee meetings.

Total fees incurred by the company for all other services rendered by Sewell and KSO during 2003 and 2002 were $6,387 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

By:	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

Date: March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Henry J. Boucher, Jr.		March 30, 2004
Henry J. Boucher, Jr., Principal Executive Officer

/s/ Forrest Jordan		March 30, 2004
Forrest Jordan, Principal Financial Officer

/s/ Henry J. Boucher, Jr.		March 30, 2004
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director		March 30, 2004
James Edwards, Director

/s/ Paul F. Boucher		March 30, 2004
Paul F. Boucher, Director

/s/ Forrest Jordan		March 30, 2004
Forrest Jordan, Director

/s/ Grey Perna		March 30, 2004
Grey Perna, Director

/s/ James Lafond		March 30, 2004
James Lafond, Director

/s/ Allen Rosenberg		March 30, 2004
Allen Rosenberg, Director

/s/ Carl G. Anderson, Jr.		March 30, 2004
Carl G. Anderson, Jr., Director

March , 2004
Robert Rogers, Director

IWT TESORO CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
IWT Tesoro Corporation and Subsidiaries
Westport, CT

We have audited the accompanying consolidated balance sheets of IWT Tesoro Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWT Tesoro Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations, and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

KANTOR, SEWELL & OPPENHEIMER, PA

Hollywood, Florida

January 23, 2004

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

Assets

	2003	2002

Current assets
Cash	$867,361	$574,046
Accounts receivable, net of allowance for doubtful accounts of approximately $120,000 and $83,000, respectively	4,907,705	2,875,532
Inventories	13,058,839	6,047,876
Note receivable	550,000	—
Prepaid expenses	754,289	286,820
Deferred tax asset	146,192	34,348
Total current assets	20,284,386	9,818,622

Property and equipment, net	4,283,518	2,712,422

Other assets
Deposits	59,609	9,173
Other receivables	69,370	69,705
Other assets	253,120	112,835
	382,099	191,713

	$24,950,003	$12,722,757

The notes to consolidated financial statements are an integral part of the above statement.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

Liabilities and Stockholders’ Equity

	2003	2002

Current liabilities
Accounts payable	$9,859,161	$5,403,816
Accrued expenses and other liabilities	137,292	151,064
Current portion of leases payable	63,151	47,222
Current portion of notes payable - unrelated parties	42,719	48,779
Total current liabilities	10,102,323	5,650,881

Deferred tax liability - non current	148,594	—
Long term leases payable	149,183	108,438
Long term notes payable - related parties	338,662	448,712
Long term notes payable - unrelated parties	42,560	64,872
Long term loan payable	9,599,340	4,864,778
	10,278,339	5,486,800

Redeemable common stock (450,000 shares issued and outstanding)	—	1,073,160

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 11,622,702 and 10,587,834 issued and oustanding	11,623	10,588
Additional paid in capital	4,306,153	686,068
Retained earnings (deficit)	251,565	(184,740)
	4,569,341	511,916

	$24,950,003	$12,722,757

The notes to consolidated financial statements are an integral part of the above statement.

IWT TESORO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Revenue

Sales, net of discounts and returns	$32,659,546	$25,387,708
Cost of goods sold	19,814,514	15,268,535
Gross profit	12,845,032	10,119,173

Expenses
Payroll	5,460,251	3,841,761
Delivery	1,576,816	1,245,174
Leases	1,031,559	479,905
General and administrative	749,054	637,202
Sales	660,937	211,396
Depreciation	634,984	422,435
Professional fees	388,342	150,085
Repairs and maintenance	386,190	250,378
Insurance	353,752	324,699
Travel and entertainment	309,009	104,831
Bad debts	204,581	3,082
Advertising	120,939	203,838
	11,876,414	7,874,786
Income from operations	968,618	2,244,387

Other income/(expenses)
Interest expense	(480,139)	(328,920)
Other expense, net	(15,424)	(15,788)
	(495,563)	(344,708)

Income before taxes	473,055	1,899,679

Income taxes - current	—	—
Income tax (expense) benefit - deferred	(36,750)	34,348
Net income	$436,305	$1,934,027

Earnings per share
Basic	$0.04	$0.18
Diluted	$0.04	$0.18

Average number of common and common equivalent shares outstanding
Basic	11,197,665	10,845,775
Diluted	11,509,028	10,845,775

The notes to consolidated financial statements are an integral part of the above statement.

IWT TESORO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Additional Paid in	Subscription	Retained Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	TOTAL
Balances, January 1, 2002	9,000,000	$9,000	$116,400	$(84,000)	$830,582	$871,982

Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000	—	84,000

Net income, nine months ended September 30, 2002	—	—	—	—	2,118,767	2,118,767

Balance September 30, 2002 - before recapitalization	9,000,000	9,000	116,400	—	1,085,329	1,210,729

Recapitalization on October 1, 2002	1,800,000	1,800	972,471	—	(1,085,329)	(111,058)

Balance after recapitalization on October 1, 2002	10,800,000	10,800	1,088,871	—	—	1,099,672

Reclassification of redeemable stock	(450,000)	(450)	(60,086)	—	—	(60,536)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees, directors and consultants (SIP)	134,500	135	364,360	—	—	364,495

Issuance of shares - private offering (See Note 10)	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Sub-total	10,587,834	$10,588	$1,698,692	$—	$—	$1,709,280

The notes to consolidated financial statements are an integral part of the above statement.

	Common Stock		Additional Paid in	Subscription	Retained Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	TOTAL
	10,587,834	$10,588	$1,698,692	$—	$—	$1,709,280

Accretion of redeemable stock	—	—	(1,012,624)	—	—	(1,012,624)

Net loss, three months ended December 31, 2002	—	—	—	—	(184,740)	(184,740)

Balance, December 31, 2002	10,587,834	$10,588	$686,068	$—	$(184,740)	$511,916

The notes to consolidated financial statements are an integral part of the above statement.

	Common Stock		Additional Paid in	Subscription	Retained Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	TOTAL
Balances, January 1, 2003	10,587,834	$10,588	$686,068	$—	$(184,740)	$511,916

Cancellation of stock repurchase agreement	450,000	450	1,072,710	—	—	1,073,160

Issuance of shares - private offering (See Note 10)	136,668	137	409,863	—	—	410,000

Exercise of warrants	80,000	80	239,920	—	—	240,000

Issuance of shares to employees, and directors (SIP)	16,000	16	43,344	—	—	43,360

Issuance of shares - public offering, net of offering expenses (See Note 10)	250,000	250	1,292,250	—	—	1,292,500

Issuance of shares - private offering (See Note 10)	100,000	100	549,900	—	—	550,000

Issuance of shares to employees (SIP)	2,200	2	12,098	—	—	12,100

Net income, for the year	—	—	—	—	436,305	436,305

Balance, December 31, 2003	11,622,702	$11,623	$4,306,153	$—	$251,565	$4,569,341

The notes to consolidated financial statements are an integral part of the above statement.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net Income	$436,305	$1,934,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	634,984	422,435
Loan amortization cost	7,083	26,575
Loss (gain) on sales of assets	18,757	(5,979)
Bad debts	204,581	3,085
Deferred taxes	36,750	(34,348)
Compensation in exchange for stock and options	55,460	405,145
(Increase) decrease in operating assets
Accounts receivable	(2,236,752)	(786,221)
Inventories	(7,010,963)	(1,062,449)
Prepaid expenses	(467,469)	(263,798)
Other assets	(131,079)	(16,640)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	4,441,574	1,242,495
Total adjustments	(4,447,074)	(69,700)
Net cash provided by (used in) operating activities	(4,010,769)	1,864,327

Cash flows from investing activities:
Proceeds from sale of property	20,000	11,000
Acquisition of property and equipment
Displays and sample boards	(1,239,449)	(908,238)
Other property and equipment	(914,485)	(58,049)
Net cash used in investing activities	(2,133,934)	(955,287)

Cash flows from financing activities:
Proceeds from issuance of stocks, net	1,942,500	349,000
Proceeds from new borrowings	42,396,903	26,010,639
Proceeds from loans from related party	—	10,640
Distributions to stockholders	—	(1,864,020)
Payments on stockholder loan	(110,050)	(25,000)
Payments on new borrowings	(37,662,341)	(25,105,628)
Principal payments on notes payable and capital leases	(128,994)	(113,125)
Net cash provided by (used in) financing activities	6,438,018	(737,494)

Net increase in cash and cash equivalents	293,315	171,546

Cash and cash equivalents, beginning of period	574,046	402,500
Cash and cash equivalents, end of period	$867,361	$574,046

The notes to consolidated financial statements are an integral part of the above statement.

	2003	2002

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest expense	$473,056	$302,345

The notes to consolidated financial statements are an integral part of the above statement.

IWT TESORO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1                                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

International Wholesale Tile, Inc. (IWT) is a wholesale distributor of imported ceramic, porcelain, and stone tile, dealing mainly in imported floor & wall tiles.  IWT Tesoro International, Ltd. (ITIL) was set up as a foreign subsidiary, to be based in Bermuda to handle future operations of foreign subsidiaries.  IWT Tesoro Transport, Inc. (ITTI) was initially formed to be a transport broker.  ITTI has been relicensed as a common carrier for the overland transport of tile from Florida to destinations within the United States and return shipments of other freight back to Florida.

The consolidated financial statements include the accounts of IWT Tesoro Corporation, the parent company, and its wholly-owned subsidiaries, International Wholesale Tile, Inc., IWT Tesoro Transport, Inc. and IWT Tesoro International, Inc.  Significant intercompany accounts and transactions have been eliminated.  IWT Tesoro Corporation and Subsidiaries are hereinafter referred to as “the Company.”

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives.  Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.  Renewals and betterments are capitalized.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes.  SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. (See Note 9)

Revenue Recognition

Revenues are recognized when products are shipped through common carrier (FOB shipping point with freight allowed in most orders), or when products are received and accepted by customer if delivered by company (FOB destination).  Title passes to the customer at the FOB point (shipping or destination).  Customers have the right to return merchandise within 30 days of the date of shipment.  The Company did not establish an allowance for return because they are infrequent, represent a small dollar amount and occur over a fairly short time period following the sale.

Long Lived Assets

The Company continually evaluates the carrying value of property and equipment to determine whether there are any impairment losses.  If indicators of impairment are present, and future undiscounted cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to operations in the period identified based on the difference between the carrying value and the fair value of the asset.

No reduction for impairment of long-lived assets was necessary at December 31, 2003 or 2002.

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

In accordance with SFAS No. 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan.  Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2003 and 2002.

In accordance with SFAS No. 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan.  Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2003 and 2002.

Had compensation costs for the Company’s stock option been determined on the fair market value at the grant dates for the options, consistent with Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement No. 123), the Company’s results of operations for the years ended December 31, 2003 and 2002 would have changed to the pro-forma amounts indicated.

	2003	2002
Net income as reported	$436,306	$1,934,027
Add: Stock based employee compensation cost, net of related tax effects, included in the determination of net income as reported	55,460	234,355

Less: Stock based employee compensation cost, net of related tax effects, determined under fair value based method for all awards	(55,460)	(295,656)

Pro-forma net income	$436,306	$1,872,726

Net income per share - basic
As reported	$0.04	$0.18
Pro-forma	$0.04	$0.18

Net income per share - diluted
As reported	$0.04	$0.18
Pro-forma	$0.04	$0.18

Advertising

Advertising costs are charged to operations in the year incurred and were $120,939 and $203,838 for the years ended December 31, 2003 and 2002, respectively.

Shipping and Handling Expenses

The Company offers free delivery on sales over 100 sq. ft. which is the bulk of the sales, therefore most invoices billed to customers do not include shipping and handling charges.  When shipping and handling charges are billed to customers, they are included in revenue.  The cost incurred to ship the products to customers through common carriers is included in the Statement of Operations under Delivery Expense. At December 31, 2003 and 2002 the total amount of Delivery Expense was $1,576,816 and $1,245,174, respectively.

Cost of Goods Sold

The Company includes in cost of goods sold the following expenses: cost of merchandise sold, inventory adjustments, in-bound freight, duty and fees and discounts taken. At December 31, 2003 and 2002 the total amount of cost of goods sold was $19,814,514 and $15,268,535, respectively.

Earnings per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

At December 31, 2002 all common stock equivalents were antidilutive and therefore diluted earnings per share equaled basic earnings per share.

At December 31, 2003 and 2002, the total number of additional shares that could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because of their antidilutive effect, was 350,000 and 560,000, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists of cash on deposit with two financial institutions amounting to $867,361 at December 31, 2003, which was insured for up to $100,000 per financial institution by the U.S. Federal Deposit Insurance Corporation.

The Company believes concentration of accounts receivable credit risk are limited due to the number of customers.  It is the policy of management to obtain detailed credit evaluations of customers and establish credit limits as required.  The Company routinely assesses the financial strength of its customers.  Outstanding accounts receivable are reviewed at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts.  There is no disproportionate concentration of credit risk.  The Company purchased credit insurance for specific customers who purchase bulk materials and are offered extended terms.

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

SFAS No. 144 also eliminates the current exemption to consolidation when control over a subsidiaries is likely to be temporary.  This statement is effective for all fiscal years beginning after December 15, 2001.  The Company believes that the implementation of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or liquidity.

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

NOTE 2                                                    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value.  The fair value of long-term debt was estimated by discounting the future cash flow using current borrowing rates for similar types and maturities of debt, except for the revolving credit agreements with floating rates, for which the carrying amounts were considered a reasonable estimate of fair value.

Debt:

The fair value and carrying amount of long-term debt was as follows:

	December 31
	2003	2002

Fair Value	$9,890,702	$5,162,608
Carrying amount	$10,129,745	$5,486,800

NOTE 3                                                    INVENTORIES

Inventories consisted of the following:

	December 31
	2003	2002

Tiles	$11,102,115	$4,692,974
Inventory in transit	1,956,724	1,354,902

	$13,058,839	$6,047,876

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse.  The Company obtains legal title at the shipping point.  Inventory cost includes the purchase price and in-bound freight.

NOTE 4                                                    NOTE RECEIVABLE

The note receivable is a promissory note for $550,000.  The note bears interest at 3% per year with a maturity date of June 30, 2004. (See Note 10)  The note was paid in full in March 2004.

NOTE 5                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31
	2003	2002

Furniture and fixtures	$307,235	$89,227
Machinery and equipment	477,996	326,165
Vehicles	211,215	207,071
Display boards	1,098,199	607,978
Sample boards	3,128,750	2,379,533
Computer equipment	323,010	131,407
Leasehold improvements	409,125	108,220

	5,962,260	3,849,601
Less accumulated depreciation	(1,678,742)	(1,137,179)

	$4,283,518	$2,712,422

Depreciation of property and equipment charged to operations amounted to $634,984 and $422,435, for the years December 31, 2003 and 2002, respectively. (See Note 8)

NOTE 6                                                    NOTES PAYABLE

The Company has outstanding notes payable as follows:

	December 31
	2003	2002
Notes Payable – Related Parties

Notes payable to three majority stockholder; interest rate 10% per year; due December 31, 2025; no prepayment penalty; subject to Subordination Agreement of new line of credit.	$338,662	$448,712

Interest expense related to these loans was $35,235 and $56,532 for the years ended December 31, 2003 and 2002, respectively.

	December 31
	2003	2002
Notes Payable – Unrelated Parties

Various equipment notes, payable in monthly installments ranging from $882 to $1,457; maturing September 2004 through December 2005; interest rates ranging from 0 to 8.95%.	$85,279	$113,652

Less current portion	(42,719)	(48,780)

	$42,560	$64,872

Interest expense related to these loans was $6,763 and $9,361 for the years ended December 31, 2003 and 2002, respectively.

Maturities of long-term debt are as follows:

2004	$42,719
2005	26,410
2006	8,528
2007	7,622
2008	0
Thereafter	338,662

$423,941

NOTE 7                                                    LINE OF CREDIT

An existing loan and security agreement for a line of credit was restated effective November 13, 2002, whereas the amount of the maximum credit was increased from $5,000,000 to $7,500,000.  The average interest rate was about 5% for the year ended December 31, 2002, continuing through September 9, 2003.  IWT owed $4,864,778 on this credit line at December 31, 2002.

On September 10, 2003, the Company entered into a new loan and security agreement with a financial institution for a revolving line of credit with a maximum limit of $17,000,000.  The agreement specifies that proceeds from this revolving credit loan must be used solely to satisfy the Company’s previous existing line of credit in the amount of $7,288,903, and for general working capital needs.  All present and future assets of the Company collateralize this loan. The rate of interest in effect for this agreement is calculated with reference to the Base Rate and/or LIBOR (London Interbank Offered Rate).  The balance due at December 31, 2003 was $9,599,340.

Base Rate advances bear a fluctuating interest rate per annum equal to prime plus 0.50%.  LIBOR advances bear a fixed rate per annum equal to 3.00% plus the LIBOR for the applicable interest period.  At December 31, 2003 the Base Rate and the LIBOR rate were 4.50% and 4.19%, respectively.

The loan and security agreement contains certain amended and restated covenants, which include financial covenants that require the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio.  At December 31, 2003, the Company is in compliance with all required covenants, as amended and restated in agreement with the financial institution.

For the years ended December 31, 2003 and 2002, interest expense related to the credit lines amounted to $413,164 and $227,022, respectively.  Interest expense at December 31, 2003 includes a termination fee of $75,000 assessed for prepayment of the prior credit line.

The Company incurred a closing fee of $85,000 for the new revolving line of credit, which was deferred and will be amortized using the straight-line method over the 3-year life of the loan, with a charge to interest expense.  A total of $7,083 was amortized during the year ended December 31, 2003.

NOTE 8                                                    LEASES

Capital Leases

The Company has various capital leases included in property and equipment (See Note 5) which are summarized as follows:

	2003	2002

Equipment	$394,326	$266,672
Less: Accumulated depreciation	(94,655)	(58,724)

Net assets under capital leases	$299,671	$207,948

Operating Leases

The Company leases office and warehouse space under a non-cancelable operating lease, which has an initial term in excess of one year.  In May 2003, the Company took occupancy of a new warehouse and office facility in Palm City, Florida with a combined total of 147,000 square feet of space.  In addition, the Company entered into a new lease agreement for over 48,000 square feet of warehouse space at the old location, and a one-year sub-lease agreement for 20,000 square feet of warehouse space was signed effective August 1st, 2003. The Company also leases office space in Westport, Connecticut for its corporate headquarters.

At December 31, 2003, future minimum annual lease payments under operating and capital leases are as follows:

	Operating Lease	Capital Leases

2004	$908,639	$63,151
2005	851,887	63,586
2006	872,437	49,127
2007	893,800	30,175
2008	915,650	6,295
Thereafter	4,451,373	0

	$8,893,786	$212,334

Total lease expense under operating leases was $1,031,559 and $479,905 for the years ended December 31, 2003 and 2002, respectively.

Total interest expense under capital leases was $18,075 and $9,429 for the years ended December 31, 2003 and 2002, respectively.

NOTE 9                                                    INCOME TAXES

At December 31, 2003 the Company had a federal net operating loss carryforward of approximately $686,000 in large part due to the IRS Regulation 168(k) – Bonus Depreciation.  The loss carryforward is subject to annual limitations prescribed by the Internal Revenue Code, which are available to offset future taxable income through 2003. No valuation allowance has been recorded to offset the net deferred taxes due to the certainty of the Company’s ability to generate future taxable income.

During the first nine months of 2002, the subsidiary, International Wholesale Tile Inc. was taxed as an S corporation according to the provisions of the Internal Revenue Code.  Accordingly, no provision or liability for income taxes is reflected in the accompanying statements for that period of time.  Instead, the stockholders were liable for individual Federal income taxes on their respective share of the Company’s taxable income.  S corporations pay distribution of profits in lieu of dividends.

The provision (benefit) for income taxes is comprised of the following:

	2003	2002

Current taxes	$0	$0
Deferred tax expense (benefit)	36,749	(34,347)

Total provision (benefit) for income taxes	$36,749	$(34,347)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets (liabilities) were as follows:

	2003	2002

Deferred tax assets
Loss carryforward	$230,143	$76,546
Accounts receivable	40,800	2,934
Other	3,390	0

Total deferred tax assets	274,333	79,480
Deferred tax liabilities
Accelerated depreciation	276,735	(45,133)

Total deferred tax liabilities	276,735	(45,133)

Net deferred tax assets (liabilities)	$(2,402)	$34,347

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2003		2002

Computed expected tax expense
Federal	$31,100	31.00%	$(29,496)	31.00%
State income taxes, net of Federal income tax benefit	5,649	5.00%	(4,851)	5.00%

Effective income taxes (benefit)	$36,749	34.00%	$(34,347)	34.00%

NOTE 10                                             STOCKHOLDERS’ EQUITY

Common Stock

During March 2003, the Company completed a private placement of its securities, which was initiated in 2002.  As a result, the Company issued an aggregate of 220,000 shares of its unregistered common stock at $3.00 per unit, resulting in aggregate proceeds of $660,000.  (See Note 13)

During December 2003, the Company completed a public offering of its securities.  As a result, the Company issued an aggregate of 250,000 shares of its registered common stock at $5.50 per unit, resulting in aggregate net proceeds of $1,292,250 after offering costs of $82,500.  (See Note 14)

In December 2003, the Company completed a private placement of its unregistered securities and signed a subscription agreement with an investor to purchase 100,000 units at $5.50 per unit.  Each unit consisted of one (1) share of common stock and one warrant to purchase one additional share at $7.00 per share.  In addition, the investor signed a stock pledge agreement and a promissory note for $550,000, at 3.0% interest per year, with a maturity date of June 30, 2004.  The investor pledged the 100,000 shares to IWT Tesoro Corporation until the promissory note is paid in full.

In March 2004, the Company received full payment for the promissory note.

Warrants

As it relates to the private placement, 330,000 warrants were issued at an initial price of $3.00 per share.  These warrants will expire in 5 years from the date of issuance.  Through December 31, 2003, 85,000 of these outstanding warrants were exercised for a total of $255,000.

As it relates to the initial public offering, 250,000 warrants were issued at $7.00 per share expiring on June 17, 2006.  At December 31, 2003 all warrants were outstanding.

Through another private offering, 100,000 warrants were issued during 2003, at an exercise price of $7.00 per share, expiring three years from the date of sale. At December 31, 2003 all of these warrants were outstanding.

For purpose of valuing warrants, the Company used the Black-Scholes option pricing model with the following assumptions for the years ended December 31:

	2003	2002

Expected dividend yield	0%	0%
Risk free interest rate	2.12%	2.27%
Expected time of exercise	2 years	3 years
Expected volatility	0.01%	0%

The average value of the warrants at the issue date was $0.01 and $0.29 during 2003 and 2002, respectively.

Changes during the years are presented as follows:

	Number of Warrants	Common Stock	Weighted Average Exercise Price

Balance at January 1, 2002	—	—	$—
Issued	125,000	125,000	3.00
Exercised	5,000	5,000	3.00
Forfeited	—	—	—
Balance at December 31, 2002	120,000	120,000	3.00

Issued	555,000	555,000	5.52
Exercised	80,000	80,000	3.00
Forfeited	—	—	—
Balance at December 31, 2003	595,000	595,000	$5.52

Warrants outstanding and exercisable at December 31, 2003 are as follows:

	WARRANTS OUTSTANDING			WARRANTS EXERCISABLE
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00-7.00	245,000	4.6 years	$4.04	245,000	$4.04
$7.00	350,000	2.8 years	$7.00	350,000	$7.00

NOTE 11                                             STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan

On December 27, 2001, IWT Tesoro Corporation adopted the Stock Incentive Plan (the Plan).  The Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock.  Under the Plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock.  The aggregate total common stock that may be issued under the Plan is 4,000,000 shares.  The restricted shares issued to employees were recorded at the fair value on the grant date. Under the Plan, a total of 18,200 and 134,500 restricted shares were issued to employees, directors and consultants for services rendered for the years ended December 31 2003 and 2002, respectively.

Under the Plan, all unissued restricted shares were registered after the balance sheet date and all issued restricted shares were registered for resale without any additional restrictions imposed by the Compensation Committee.  (See Note 17)

On November 23, 2002, the Company granted 40,000 options to directors at an exercise price of $3.00 per share, expiring in ten years.  At December 31, 2003, the options were fully vested.

On November 23, 2002, the Company granted 400,000 options to officers at an exercise price of $3.00 per share, expiring in ten years. The options vest as follows: (a) 33% at such time as the Company’s common stock commences trading on the Over-The-Counter (OTC) Bulletin Board (equivalent); (b) 33% at such time as the Company attains no less than a $50 million market cap for ten consecutive trading days; and (c) 33% when the Company achieves its 2003 revenue and profit targets.  At December 31, 2003 the options were 66% vested.

During 2002, all options were granted to employees, and accounted for according to APB 25; therefore no compensation expense was recognized.  No options were granted during 2003.

For financial statement disclosure purposes, the fair market value of each stock option granted to officers and employees during 2002 was established at the date of grant using the Black-Scholes option pricing model in accordance with Statement No. 123, with the following assumptions:

Expected dividend yield	0%
Risk free interest rate	2.32%
Expected time of exercise	3 years
Expected volatility	0%

	Number of Securities Underlying Options	Percent of Total Authorized Options Available Under the Plan in Fiscal Year	Exercise or Base Price	Expiration Date	Value of Options at Grant Date Using an Option Pricing Model

Officers	306,668	11%	$3.00	11/23/2012	$0.20

No options were granted.  During 2003, 133,332 options expired.

Options outstanding and exercisable at December 31, 2003 are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00	306,668	8.9	$3.00	306,668	$3.00

NOTE 12                                             ACQUISITION

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

As part of the transaction, the Company and each of the three shareholders of International Wholesale Tile, Inc. entered into a repurchase agreement, to commence on January 1, 2003 for three years, by which the three shareholders may sell a certain amount of the Company’s common stock back to the Company for a price based on an amount equal to 88% of the average trading price of the Company’s common stock so long as the stock is trading.  The amount of stock is generally up to 25,000 shares for the first year, up to 50,000 shares for the second year, and up to 75,000 shares for the third year.  The repurchase agreement is contingent upon trading of the Company’s stock on the NYSE, the ASE, the NASDAQ, the Over the Counter Bulletin Board, or the “Pink Sheets.” The maximum number of redeemable shares under the repurchase agreement is 450,000.

On June 26, 2003 the Company voted to cancel the repurchase agreement.

NOTE 13                                             PRIVATE OFFERING

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

Under this private offering, the Company raised $660,000 in units sold, and through December 31, 2003, 85,000 warrants were exercised for a total of $255,000.

NOTE 14                                             PUBLIC OFFERING

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

Under the first public offering, the Company raised $1,292,500, net of offering cost, through the sale of the 250,000 units.  At December 31, 2003, no warrants were exercised under this offering.

NOTE 15                                             SEGMENT INFORMATION

The Company manages its operations as one segment and all revenue is derived from customers in the United States.

NOTE 16                                             PENSION PLAN

The Company sponsors a 401(k) plan known as the International Wholesale Tile 401(k) Profit Sharing Plan & Trust. (the Pension Plan).  The Pension Plan provides tax deferred salary deductions for eligible employees.  Employees may contribute from 1% to 12% of their annual compensation to the Pension Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service.  The Company provides matching contributions equal to 100% of the employee’s contributions up to a maximum of 3% of eligible pay.  The contribution expense related to the Pension Plan amounted to $76,249 and $59,352 for the years ended December 31, 2003 and 2002, respectively.

NOTE 17                                             SUBSEQUENT EVENTS

The Company filed form S-8 with the Securities and Exchange Commission on January 26, 2004, registering 4,000,000 shares of common stock that are issued or intended to be issued to employees, consultants and others under the 2001 Stock Incentive Plan.

On January 10, 2004, the Company granted 50,000 options to directors at an exercise price of $6.00 per share, expiring in ten years.  The options will become vested and exercisable as follows: (a) 50% will vest immediately; and (b) the remaining 50% will vest on the anniversary date of the option grant.