Form 10-Q
period 2004-03-31
IWT TESORO CORP
filed 2004-05-14
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2004 to March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated files (as defined in Rule 12b-2 of the Exchange Act)    ☐Yes    ☒No

State the number of shares outstanding of each of the issuer’s class of common equity, as of May 13, 2004:  11,683.102 shares

Transitional Small Business Disclosure Format:    ☐Yes          ☒No

PART I

ITEM 1:                                                     FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

IWT Tesoro Corporation

Westport, Connecticut

We have reviewed the accompanying consolidated balance sheet of IWT Tesoro Corporation and its wholly-owned subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2004, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KANTOR, SEWELL & OPPENHEIMER, PA

Certified Public Accountants

Hollywood, Florida

April 27, 2004

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Current assets
Cash	$609,682	$867,361
Accounts receivable, net	5,755,937	4,907,705
Inventory	14,279,540	13,058,839
Subscription receivable	—	550,000
Deferred tax asset	26,671	146,192
Advance to supplier	550,000	—
Prepaid expenses	681,426	754,289
Total current assets	21,903,256	20,284,386

Property and equipment, net	4,677,048	4,283,518

Other assets
Deposits	100,020	59,609
Other receivables	84,400	69,370
Other assets	256,036	253,120
	440,456	382,099

	$27,020,760	$24,950,003

See accompanying notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity

	March 31, 2004	December 31, 2003
	(Unaudited)
Current liabilities
Accounts payable	$11,453,496	$9,859,161
Accrued expenses and other liabilities	102,362	137,292
Current portion of leases payable	49,065	63,151
Current portion of notes payable - unrelated parties	38,512	42,719
Total current liabilities	11,643,435	10,102,323

Deferred tax liability - non current	149,072	148,594
Long term leases payable	153,895	149,183
Long term notes payable - related parties	338,662	338,662
Long term notes payable - unrelated parties	36,107	42,560
Long term loan payable	10,170,284	9,599,340
	10,848,020	10,278,339

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 11,675,702 and 11,622,702 issued and outstanding	11,676	11,623
Additional paid in capital	4,519,450	4,306,153
Retained earnings (deficit)	(1,821)	251,565
	4,529,305	4,569,341

	$27,020,760	$24,950,003

See accompanying notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2004	2003
Revenue

Sales, net of discounts and returns	$9,556,147	$6,734,765
Cost of goods sold	5,810,414	4,079,608

Gross profit	3,745,733	2,655,157

Expenses
Payroll expense	1,608,045	1,132,831
Delivery expense	558,622	336,045
General and administrative	287,623	210,016
Depreciation	214,500	136,524
Lease expense	362,928	134,380
Professional fees	83,105	124,843
Repairs and maintenance	100,685	82,371
Insurance	160,598	74,828
Sales expenses	199,562	68,606
Travel and entertainment	88,607	54,460
Advertising	76,420	21,875
Bad debt	22,611	3,247
	3,763,306	2,380,026
Income (loss) from operations	(17,573)	275,131

Other income/(expenses)
Interest expense	(122,266)	(75,949)
Other income (expense), net	6,453	(4,517)
	(115,813)	(80,466)

Net income (loss) before taxes	(133,386)	194,665

Income tax - deferred	(120,000)	(31,869)

Net income (loss)	$(253,386)	$162,796

Earnings per share
Basic	$(0.02)	$0.08
Diluted	$(0.02)	$0.08

Average number of common and common equivalent shares outstanding
Basic	11,634,724	10,631,516
Diluted	11,842,294	10,631,516

See accompanying notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

	Common Stock		Additional Paid in	Subscription	Retained Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	TOTAL
Balance, January 1, 2003	10,587,834	$10,588	$686,068	$—	$(184,740)	$511,916

Issuance of shares - private offering	136,668	136	409,864	—	—	410,000

Exercise of warrants ($3.00)	10,000	10	29,990	—	—	30,000

Issuance of shares to employees and directors for services rendered (SIP)	16,000	16	43,344	—	—	43,360

Net income					162,796	162,796

Balance, March 31, 2003 (Unaudited)	10,750,502	$10,750	$1,169,266	$—	$(21,944)	$1,158,072

See accompanying notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

	Common Stock		Additional Paid in	Subscription	Retained Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	TOTAL
Balance, January 1, 2004	11,622,702	$11,623	$4,306,153	$—	$251,565	$4,569,341

Exercise of warrants ($3.25)	38,000	38	123,462	—	—	123,500

Issuance of shares to consultants for services rendered (SIP) ($5.99)	15,000	15	89,835	—	—	89,850

Net loss					(253,386)	(253,386)

Balance, March 31, 2004(Unaudited)	11,675,702	$11,676	$4,519,450	$—	$(1,821)	$4,529,305

See accompanying notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(253,386)	$162,796

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	214,500	136,524
(Gain) loss on asset disposal	—	5,352
Deferred taxes	120,000	—
Compensation in exchange for stock	89,850	43,360
Bad debt	22,611	3,247
(Increase) decrease in operating assets
Accounts receivable	(870,843)	(632,326)
Inventory	(1,220,701)	(2,448,590)
Prepaid expenses	(477,138)	(38,767)
Other assets	(54,729)	(91,497)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,594,335	2,560,072
Other liabilities	(34,930)	15,200
Total adjustments	(617,045)	(447,425)
Net cash used in operating activities	(870,431)	(284,629)

Cash flows from investing activities:
Acquisition of property and equipment
Displays and sample boards	(565,633)	(243,693)
Other property and equipment	(39,930)	(371,267)
Net cash used in investing activities	(605,563)	(614,960)

Cash flows from financing activities:
Proceeds from issuance of stocks	673,500	310,000
Proceeds from new borrowings	9,230,000	6,788,000
Payments to stockholder loans	—	(25,050)
Payments on new borrowings	(8,659,056)	(6,060,817)
Principal payment on notes payable and capital leases	(26,129)	(22,232)
Net cash provided by financing activities	1,218,315	989,901

Net increase (decrease) in cash and cash equivalents	(257,679)	90,312

Cash and cash equivalents, beginning of period	867,361	574,046

Cash and cash equivalents, end of period	$609,682	$664,358

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest expense	$115,183	$76,645

See accompanying notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

NOTE 1    PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Wholesale Tile, Inc. (IWT), IWT Tesoro International, Inc. (International) and IWT Tesoro Transport, Inc. (Transport) (collectively the “Company”).  All significant inter-company balances and transactions have been eliminated.

NOTE 2    BASIS OF PRESENTATION

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods.  All such adjustments are of a normal, recurring nature.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K for the fiscal year ended December 31, 2003.

NOTE 3                                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Options

The Company accounts for stock options under the provisions of Accounting Principles Board Opinion (APB) No. 25 Accounting For Stock Issued to Employees and related interpretations.  Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company since the exercise price of options is normally established at the market price of the Company’s common stock on the date granted.  Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements.

A total of 50,000 options were granted to directors of the Company during the three months ended March 31, 2004.  No options were granted during the three months ended March 31, 2003.

The effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provision of the SFAS No. 123, consisted of the following:

Three Months Ended March 31, 2004

Net loss as reported	$(253,386)
Plus total stock-based compensation cost, net of related tax effects, included in the determination of net loss as reported	—

Less stock-based compensation cost, net of related tax effects, determined under fair value based method for all awards	(54,563)

Pro-forma net loss	$(307,949)

Basic earnings per share
As reported	$(0.02)
Pro-forma	$(0.03

Diluted earnings per share
As reported	$(0.02)
Pro-forma	$(0.03)

For the pro forma net loss calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2004: dividend yields of .0 percent; expected volatility of 21.51 percent; risk-free interest rates of 2.20 percent; and expected lives of five years.  Using these assumptions, the weighted average grant-date fair value per share of options granted in 2004 was $1.21.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002.  Management does not expect the adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

Earnings per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

NOTE 4                                                    INVENTORIES

Inventories consisted of the following:

	March 31, 2004	December 31, 2003

Tiles	$12,088,010	$11,102,115
Inventory in transit	2,191,530	1,956,724

	$14,279,540	$13,058,839

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse.  The Company obtains legal title at the shipping point.  Inventory cost includes the purchase price and in-bound freight.

NOTE 5                                                    DEPOSIT ON EXCLUSIVE AGREEMENT

During February 2004, the Company entered into an agreement with an Italian supplier to develop an exclusive line of tile.  The agreement required a deposit of $550,000, and the initial shipment is anticipated in July 2004.

NOTE 6                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2004	December 31, 2003

Furniture and fixtures	$315,566	$313,965
Machinery and equipment	479,483	477,996
Vehicles	222,216	211,215
Display boards	1,415,923	1,098,199
Sample boards	3,376,759	3,128,750
Computer equipment	349,149	323,010
Leasehold improvements	409,125	409,125

	6,568,221	5,962,260
Less accumulated depreciation	(1,891,173)	(1,678,742)

	$4,677,048	$4,283,518

Depreciation expense for the three months ended March 31, 2004 was $214,500 and $136,524, respectively.

NOTE 7                                                    LOANS PAYABLE

The Company has a loan and security agreement with a financial institution for a revolving line of credit with a maximum limit of $17,000,000.  The agreement specifies that proceeds from this revolving credit loan be used for general working capital needs.  All present and future assets of the Company collateralize this loan. The rate of interest in effect for this agreement is calculated with reference to the Base Rate and/or LIBOR (London Interbank Offered Rate).  The balance due at March 31, 2004 and December 31, 2003 was $10,170,284 and $9,599,340, respectively.

Base Rate advances bear a fluctuating interest rate per annum equal to prime plus 0.50%.  LIBOR advances bear a fixed rate per annum equal to 3.00% plus the LIBOR for the applicable interest period.  At March 31, 2004, the Base Rate and the LIBOR rate were 4.50% and 4.13%, respectively.

The loan and security agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio.  At March 31, 2004, the Company is not in compliance with a certain required covenant, as amended and restated in the agreement with the financial institution.  The financial institution has agreed to waive compliance with this covenant for this quarter.

For the three months ended March 31, 2004 and 2003, interest expense related to the credit lines amounted to $101,829 and $59,151, respectively.

NOTE 8                                                    STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2004, the Company issued 38,000 shares of common stock pursuant to warrants exercised at $3.25 per share, for a total of $123,500.

On February 17, 2004 the Company issued 15,000 shares of common stock valued at $5.99 per share, based on the trading price, for a total of $89,850, to a consultant for services rendered resulting in an immediate charge to operations.

In March 2004, the Company received $550,000 as full payment on a subscription receivable outstanding at December 2003.

NOTE 9                                                    SEGMENT INFORMATION

The Company manages its operations as one segment and all revenue is derived from customers in the United States.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read along with our financial statements, which are included in another section of this filing.

Forward Looking Statements

Some of the statements made constitute “forward-looking statements”. For example, statements included in this prospectus regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future demand for our services and products, supply, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” we are making forward- looking statements.  These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. This report contains forward-looking statements that address, among other things,

•our business and financing plans;

•regulatory environments in which we operate or plan to operate; and

•trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, roll out of products and services and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements (Cautionary Statements) include, among others,

•our ability to raise capital;

•our ability to continue distributing our products;

•our ability to provide our products at competitive rates;

•our ability to execute our business strategy in a competitive environment;

•our degree of financial leverage;

•regulatory considerations and risks related to international economics,

•risks related to market acceptance and demand for our products and services;

•our dependence on third party suppliers;

•the impact of competitive services; and

•other risks referenced from time to time in our SEC filings.

We believe that the assumptions and expectations reflected in this prospectus are reasonable, based on information available to us in this report.  However, we cannot assure anyone that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We assume no obligation to update forward-looking statements or reflect unanticipated future events.

General

We were incorporated on May 5, 2000 as a Nevada corporation.  Our principal office is located at 191 Post Road West, Suite 10, Westport, CT 06880.  Any reference in this “Management’s Discussion and Analysis or Plan of Operations” discussion to “the company”, “our”, “we” or “us” refers to Tesoro.

Effective October 1, 2002, we acquired International Wholesale Tile, Inc. (IWT) through a share exchange and IWT became our wholly owned subsidiary.  We issued nine million shares of our common stock in exchange for all of the IWT shares.  The company has three additional wholly owned subsidiaries, two of which were created in 2004.  The first is IWT Tesoro International, Ltd.  The second is IWT Transport, Inc.  “International” was created to own and manage assets relating to any of the Company’s overseas activities.  “Transport” was created to handle the domestic freight operations of the Company.  Subsequent to the fiscal quarter ended March 31, 2004, we organized The Tile Club, Inc. (TCI).  TCI will license the distribution rights to designer and artistic based decorative wall tiles.

Company Overview

The Company is a value added distributor of imported ceramic, porcelain and stone flooring and decorative wall tile.  Our warehousing and distribution center contains over 220,000 square feet of storage space and over seven million square feet of product ready for immediate shipment to our customers.  The company’s primary strategy is to be a reliable supplier not a competitor to its customers.

Management believes that the critical success factors to the Company’s business are its ability to:

•                  Maintain relationships with and serve a growing base of independent dealers, distributors and wholesalers by providing adequate stocks of in demand product at reasonable and competitive prices

•                  Stay ahead of the trends in color, texture and format the drive demand for our fashion based products

•                  Make the correct investments in product inventories, relationships with suppliers and logistics support services to ensure our continuing capability to meet our customer’s expectations

Our primary source of revenue is the sale of hard flooring and wall covering materials and our primary costs relate to the acquisition, sales and delivery of those products.  While sales are made throughout the United States, to date the majority of our sales are in the southeastern quadrant of the country.  The primary sources of working capital are a $ 17 million (US) revolving line of credit from a division of a large US commercial bank, our suppliers who extend us terms and our stockholders equity.

On December 17, 2003 we began trading our stock on the OTCBB under the symbol IWTT.  During 2004, we expect to raise additional equity through the public market.  Any new equity raised will be used to strengthen our balance sheet and to provide capital for continued growth.

During the quarter ended March 31, 2004, the Company began to expand its distribution channels beyond its traditional small and mid sized floor covering dealers in the southeastern United States. These new channels included larger regional distributors outside the southeastern United States, home center stores and floor-covering dealers that focus on the builders of new construction units.

Quarter Ended March 31,

	2003	2004
Revenues	$6,734,765	$9,556,147
Cost of Goods Sold	4,079,608	5,810,414
Gross Margin	2,655,157	3,745,733
Operating Expenses	2,380,026	3,763,306

March 31, 2003 compared to March 31, 2004

Sales for the quarter ended March 31, 2004 were $ 9,556,147 a 42% increase over sales for the quarter ended March 31, 2003.  This growth follows a 12% growth from March 31, 2002 to March 31, 2003.  The primary cause of the significant growth in sales is the startup of our sales channel for larger regional distributors.

We believe that as a relatively small player in a growing market, we can sustain growth rates in excess of 20% for the next several years.  The tile market in the United States is approximately $2.3 billion at the wholesale level and is growing at a seven to ten percent rate.  Our share of this market is approximately 1.5%.

We purchase product from suppliers around the world.  This allows us to maintain a consistent mix of price and consequently our cost of goods sold have remained stable at 60% for the periods ended March 31 2002, 2003 and 2004.

Our earnings before taxes for the quarter ended March 31 fell from $ 275,130 in 2003 to a loss of ($133,386) in 2004.  The primary cause for the reduction in pre-tax earnings is the planned expansion of our sales and marketing efforts, including staff, in advance of opening new markets and channels of distribution.  Our sales growth in the quarter ended March 31, 2004 over the same period in 2003, is a result of these investments beginning to have impact.

We currently operate from a warehouse facility of nearly 147,000 square feet.  We also use local satellite warehouse facilities accounting for an additional 80,000 square feet to accommodate overflow stock.  During the quarter ended March 31, 2004, we contracted to build a new warehouse next to the main facility and to expand the office space in the main facility from five to ten thousand square feet.  This new facility, scheduled for completion in the forth quarter of 2004, will allow us to consolidate our overflow stock and to continue our growth plan.  We currently maintain between six and seven million square feet of product in our facilities with an additional one to two million square feet in-transit (on the ocean) or on location at foreign factories.

Inventory was $ 14,279,540 at March 31, 2004 compared to $ 8,496,466 at March 31, 2003.  The company turned its inventory 1.62 times during the quarter ended March 31, 2004 compared to 1.92 times during the quarter ended March 31, 2003.  The company targets 1.5 to 2.0 turns as a measure of its ability to meet the needs of its customers.

Our investment in Property and Equipment, which is primarily made up of the sample and display boards we provide to our customers as support for their sales efforts increased by $ 1,561,000 from the quarter ended March 31, 2003 to the quarter ended March 31, 2004.

Liquidity and Capital Resources

During the first quarter ended March 31, 2004, Tesoro issued 38,000 shares of common stock in connection with warrants exercised at $3.25 per share for a total of $123,500.  The purchasers were accredited investors, were provided with or had access to, information about the Company, including financial information.  The transaction was exempt pursuant to Section 4(2) of the Securities Act.

On February 17, 2004, Tesoro issued 15,000 shares of common stock valued at $5.99 per share, based on the trading price of the shares on the date issued, for a total of  $89,850 to a consultant.

In March 2004, we received 550,000 as full payment on a subscription receivable outstanding at December 31, 2003.

The balance due at March 31, 2004 was approximately $10.2 million.  The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a required minimum fixed charge coverage ration, and a certain inventory turnover ratio.  At March 31, 2004, we are not in compliance with a certain required covenant, as amended and restated in the agreement with the financial institution.  The financial institution has agreed to waive compliance for this quarter.

Critical Accounting Policies

Please refer to the Notes to the Financial Statements regarding Tesoro’s Form 10-KSB for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2004.

Segment Information

We manage our operations in one segment and all revenue is derived from customers in the United States.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through short-term investments and has business transactions in Euros. A summary of the Company’s market risk exposures is presented below.

Interest Rate Risk

Tesoro has fixed income investments consisting of cash equivalents and short-term investments, which may be affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Investments are reported at amortized cost, which approximates fair value.

Foreign Currency Risk

We currently purchase our products from foreign manufacturers in U.S. dollars.  Our fund transfers are relatively large.  The Office of the Comptroller of the Currency (USOCC) monitors these activities.  Should the EURO continue to strengthen against the US dollar, we could see an increase in our cost of product that could, in time, to pass on to our customers and therefore have a detrimental impact on our profitability.  Our competitors rely as heavily on imported product as we do.  Therefore, we do not see any change in the competitive landscape for ceramic tile as a result of the strength of the EURO.  Tesoro does not currently hedge against the risk of exchange rate fluctuations.

ITEM 4 – CONTROLS AND PROCEDURES

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

ITEM 1:                                                    LEGAL PROCEDURINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 2:                                                    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the first quarter ended March 31, 2004, Tesoro issued 38,000 shares of common stock in connection with warrants exercised at $3.25 per share for a total of $123,500.  The purchasers were accredited investors, were provided with or had access to, information about the Company, including financial information.  The transaction was exempt pursuant to Section 4(2) of the Securities Act.

On February 17, 2004, Tesoro issued 15,000 shares of common stock valued at $5.99 per share, based on the trading price of the shares on the date issued, for a total of  $89,850 to a consultant.

ITEM 3:                                                    DEFAULT UPON SENIOR SECURITIES.

Not applicable

ITEM 4:                                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5:                                                    OTHER INFORMATION

Not applicable

ITEM 6:                                                    EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

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
10.00

Employment Agreement between International Wholesale Tile, Inc. and Forrest P. Jordan (exhibits omitted) (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.11

Employment Agreement between International Wholesale Tile, Inc. and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest P. Jordan’s Employment Agreement with the exception of the employee’s name and address)

10.12

Employment Agreement between International Wholesale Tile, Inc. and Grey Perna (this document is omitted as it is substantially similar to Forrest P. Jordan’s Employment Agreement with the exception of the employee’s name and address)

10.13

Subordination Agreement between Congress Financial Corporation (Florida). and Forrest P. Jordan (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.14

Subordination Agreement between Congress Financial Corporation (Florida). and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest P. Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.15

Subordination Agreement between Congress Financial Corporation (Florida). and Grey Perna (this document is omitted as it is substantially similar to Forrest P. Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.16

Termination of Repurchase Agreement dated June 26, 2003 between IWT Tesoro Corporation and Forrest P. Jordan (filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 26, 2003).

10.17

Termination of Repurchase Agreement dated June 26, 2003 between IWT Tesoro Corporation and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest P. Jordan’s Termination of Repurchase Agreement with the exception of the name and address) (filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 26, 2003).

10.18

Termination of Repurchase Agreement dated June 26, 2003 between IWT Tesoro Corporation and Grey Perna (this document is omitted as it is substantially similar to Forrest P. Jordan’s Termination of Repurchase Agreement with the exception of the name and address) (filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 26, 2003).

16.2	Letter regarding change in Certifying Accountants (filed as an Exhibit to the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission on March 2, 2004).
21.	Subsidiaries of Registrant (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on April 11, 2003)
31.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Forrest P. Jordan, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Forrest P. Jordan, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
99.1	MRS’ Letter To The Securities And Exchange Commission. (filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002)
99.2	Letter from Peter Goss regarding fiscal year end (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002)

*                                         Filed herewith.

(b)                                 Reports on Form 8-K

Form 8-K/A, filed on March 2, 2004, regarding change of accountants and filing of accountant letter..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

May 14, 2004	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

May 14, 2004	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer