Form 10-Q
period 2004-06-30
IWT TESORO CORP
filed 2004-08-16
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from April 1, to June 30, 2004

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of August 12, 2004:  11,695,612 shares

Transitional Small Business Disclosure Format:   ☐Yes                  ☒No

PART 1

ITEM 1:                             FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

IWT Tesoro Corporation

Westport, Connecticut

We have reviewed the accompanying consolidated balance sheet of IWT Tesoro Corporation and its wholly-owned subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three month and six-month periods then ended.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

KANTOR, SEWELL & OPPENHEIMER, PA

Certified Public Accountants

Hollywood, Florida

July 23, 2004

IWT TESORO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets

	June 30, 2004	December 31, 2003 Restated
	(Unaudited)	(Audited)
Current assets
Cash	$661,144	$867,361
Accounts receivable, net	7,322,910	4,907,705
Inventory	15,427,926	13,058,839
Due from shareholder	—	550,000
Deferred tax asset	—	146,193
Prepaid expenses	1,059,825	754,289
Total current assets	24,471,805	20,284,387

Property and equipment, net	5,271,853	4,217,268

Other assets
Deposits	120,145	59,609
Deferred tax assets	76,972	101,205
Other receivables	113,473	69,370
Other assets	354,103	253,120
	664,693	483,304

	$30,408,351	$24,984,959

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity

	June 30, 2004	December 31, 2003 Restated
	(Unaudited)	(Audited)

Current liabilities
Accounts payable	$12,092,307	$9,859,161
Accrued expenses	209,644	137,292
Deferred tax liability	13,768	—
Current portion of lease payable	34,106	63,151
Current portion of notes payable - unrelated parties	34,458	42,719
Total current liabilities	12,384,283	10,102,323

Deferred tax liability - non current	—	148,594
Long term lease payable	156,835	149,183
Long term notes payable - related parties	338,662	338,662
Long term notes payable - unrelated parties	47,959	42,560
Long term loan payable	12,411,294	9,599,340
	12,954,750	10,278,339

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 11,695,102 and 11,622,702 issued and outstanding	11,695	11,623
Additional paid in capital	4,594,256	4,306,153
Additional paid in capital - outstanding options	666,667	666,667
Accumulated deficit	(203,300)	(380,146)
	5,069,318	4,604,297

	$30,408,351	$24,984,959

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the period ended June 30,
	Three months ended		Six months ended
	2004	2003	2004	2003

Revenue

Sales, net of discounts and returns	$11,616,257	$8,504,860	$21,172,404	$15,239,624
Cost of goods sold	7,144,406	5,012,000	12,954,820	9,091,608

Gross profit	4,471,851	3,492,860	8,217,584	6,148,016

Expenses
Payroll	1,736,098	1,248,358	3,344,143	2,431,763
Delivery	535,117	413,074	1,093,739	749,119
Lease expenses	390,810	198,254	753,738	332,634
Depreciation and amortization	236,138	158,603	450,638	295,127
General and administrative	276,862	188,331	547,149	334,902
Insurance	209,284	85,138	369,882	159,966
Sales expenses	245,989	147,041	445,551	229,300
Bad debts	22,598	50,570	45,209	53,817
Repairs and maintenance	129,837	87,808	230,522	170,293
Advertising	58,006	19,050	151,763	40,925
Travel and entertainment	88,535	75,653	177,142	130,112
Professional fees	81,455	113,795	164,561	237,742
	4,010,729	2,785,675	7,774,037	5,165,700
Income from operations	461,122	707,185	443,547	982,316

Other income/(expenses)
Interest expense	(139,111)	(98,632)	(261,377)	(174,581)
Other income (expense), net	23,823	(4,617)	30,276	(9,135)
	(115,288)	(103,249)	(231,101)	(183,716)

Income before taxes	345,834	603,936	212,446	798,600

Income tax (expense) benefit- deferred	84,400	(32,000)	(35,600)	(64,000)
Income tax - current	—	(65,000)	—	(65,000)

Net income	$430,234	$506,936	$176,846	$669,600

Earnings per share - basic	$0.04	$0.05	$0.02	$0.06

Earnings per share - diluted	$0.04	$0.04	$0.01	$0.06

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

	Common Stock		Additional Paid in	Subscription	Retained Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	TOTAL
Balance, January 1, 2003	10,587,834	$10,588	$686,068	$—	$(184,740)	$511,916

Issuance of shares - private offering	136,668	136	409,864	—	—	410,000

Exercise of warrants ($3.00)	10,000	10	29,990	—	—	30,000

Issuance of shares to employees and directors for services rendered (SIP)	21,000	21	56,889	—	—	56,910

Issuance of shares - public offering	3,750	4	20,621	—	—	20,625

Cancellation of stock repurchase agreement	450,000	450	1,072,710	—	—	1,073,160

Net income					669,600	669,600

Balance, June 30, 2003 (Unaudited)	11,209,252	$11,209	$2,276,142	$—	$484,860	$2,772,211

See accompanying notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

				Additional
	Common Stock		Additional Paid in	Paid in Capital Outstanding	Retained Earnings
	Shares	Amount	Capital	Options	(Deficit)	TOTAL
Balance, January 1, 2004, as restated	11,622,702	$11,623	$4,306,153	666,667	$(380,146)	$4,604,297

Exercise of warrants ($3.25)	45,500	45	147,830	—	—	147,875

Issuance of shares to consultants for services rendered ($5.99)	15,000	15	89,835	—	—	89,850

Issuance of shares to director	10,000	10	42,490	—	—	42,500

Issuance of shares to consultants for services rendered ($4.25)	2,000	2	8,498	—	—	8,500

Canceled shares	(100)	—	(550)	—	—	(550)

Net income					176,846	176,846

Balance, June 30, 2004 (Unaudited)	11,695,102	$11,695	$4,594,256	$666,667	$(203,300)	$5,069,318

See accompanying notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net Income	$176,846	$669,600

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	450,638	295,127
(Gain) loss on asset disposal	21,533	5,352
Deferred taxes	35,600	—
Compensation in exchange for stock	140,300	—
Bad debt	45,209	53,817
(Increase) decrease in operating assets
Accounts receivable	(2,460,414)	(1,707,843)
Inventory	(2,369,087)	(4,874,201)
Prepaid expenses	(305,536)	(44,440)
Other assets	(247,134)	33,339
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	2,299,162	3,797,846
Other liabilities	6,335	39,735
Total adjustments	(2,383,394)	(2,401,268)
Net cash used in operating activities	(2,206,548)	(1,731,668)

Cash flows from investing activities:
Proceeds from sale of equipment	25,000	—
Acquisition of property and equipment
Displays and sample boards	(987,934)	(536,773)
Other property and equipment	(473,214)	(766,399)
Net cash used in investing activities	(1,436,148)	(1,303,172)

Cash flows from financing activities:
Proceeds from loans from related party	—	10,640
Proceeds from issuance of stocks	697,875	460,625
Proceeds from new borrowings	21,330,000	16,228,000
Payments to stockholder loans	—	(110,050)
Payments on new borrowings	(18,518,046)	(13,782,136)
Principal payment on notes payable and capital leases	(73,350)	(27,553)
Net cash provided by financing activities	3,436,479	2,779,526

Net decrease in cash and cash equivalents	(206,217)	(255,314)

Cash and cash equivalents, beginning of period	867,361	574,046

Cash and cash equivalents, end of period	$661,144	$318,732

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest expense	$261,377	$174,581

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004

NOTE 1                            PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Wholesale Tile, Inc. (IWT), IWT Tesoro International, Inc. (International), IWT Tesoro Transport, Inc. (Transport) and The Tile Club, Inc. (TCI), (collectively the “Company”).  All significant inter-company balances and transactions have been eliminated.

NOTE 2                            BASIS OF PRESENTATION

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods.  All such adjustments are of a normal, recurring nature.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

A total of 50,000 options were granted to directors of the Company during the six months ended June 30, 2004.   No options were granted during the six months ended June 30, 2003.

The effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provision of the SFAS No. 123, consisted of the following:

Six months ended June 30, 2004

Net loss as reported	$176,846
Plus total stock-based compensation cost, net of related tax effects, included in the determination of net loss as reported	42,500

Less stock-based compensation cost, net of related tax effects, determined under fair value based method for all awards	(97,063)

Pro-forma net loss	$122,283

Basic earnings per share
As reported	$0.02
Pro-forma	$0.01

Diluted earnings per share
As reported	$0.02
Pro-forma	$0.01

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

NOTE 4                            INVENTORIES

Inventories consisted of the following:

	June 30, 2004	December 31, 2003

Tiles	$13,567,305	$11,102,115
Inventory in transit	1,860,621	1,956,724

	$15,427,926	$13,058,839

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

NOTE 6                            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2004	December 31, 2003

Furniture and fixtures	$397,100	$313,965
Machinery and equipment	520,976	477,996
Vehicles	214,942	211,215
Display boards	1,629,758	1,098,199
Sample boards	3,470,426	3,013,950
Computer equipment	350,984	323,010
Leasehold improvements	698,466	409,125

	7,282,652	5,847,460
Less accumulated depreciation	(2,010,799)	(1,630,192)

	$5,271,853	$4,217,268

Depreciation expense for the six months ended June 30, 2004 and 2003 was $450,638 and $295,127, respectively.

NOTE 7                            LOANS PAYABLE

The Company has a loan and security agreement with a financial institution for a revolving line of credit with a maximum limit of $17,000,000.  The agreement specifies that proceeds from this revolving credit loan be used for general working capital needs.  All present and future assets of the Company collateralize this loan. The rate of interest in effect for this agreement is calculated with reference to the Base Rate and/or LIBOR (London Interbank Offered Rate).  The balance due at June 30, 2004 and December 31, 2003 was $12,411,294 and $9,599,340, respectively.

Base Rate advances bear a fluctuating interest rate per annum equal to prime plus 0.50%.  LIBOR advances bear a fixed rate per annum equal to 3.00% plus the LIBOR for the applicable interest period.  At June 30, 2004, the Base Rate and the LIBOR rate were 4.50% and 4.59%, respectively.

The loan and security agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio.  At June 30, 2004, the Company is in compliance with the covenants set forth with the financial institution.

For the six months ended June 30, 2004 and 2003, interest expense related to the credit lines amounted to $257,987 and $143,534, respectively.

NOTE 8                            STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2004, the Company issued 45,500 shares of common stock pursuant to warrants exercised at $3.25 per share, for a total of $147,875.

During the six months ended June 30, 2004, the Company issued 17,000 shares of common stock to consultants for services rendered, based on the trading price at the date of issuance, for a total of $98,350, resulting in an immediate charge to operations.

On May 26, 2004, the Company issued 10,000 shares of common stock to a director under the Stock Incentive Plan for services rendered, based on the contemporaneous trading price, for a total of $42,500, resulting in an immediate charge to operations.

In March 2004, the Company received $550,000 as full payment on a subscription receivable outstanding at December 2003.

NOTE 9                            SEGMENT INFORMATION

The Company manages its operations as one segment and all revenue is derived from customers in the United States.

NOTE 10                     NEW SUBSIDIARY

Subsequent to the fiscal quarter ended March 31, 2004, the Company organized The Tile Club, Inc. (TCI).  TCI will license the distribution rights to designer and artistic based decorative wall tiles.

NOTE 11                     RESTATEMENTS

The Company will restate the consolidated balance sheet at December 31, 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  The restatement is being made to reflect the proper accounting in accordance with accounting principles generally accepted in the United States in connection with options granted to four executive officers and to reflect the impairment of certain sample boards identified as a result of additional auditing procedures.

The effect on the financial statements of the Company is as follows:

	As Restated	As Originally Reported

Accumulated deficit – December 31, 2002	$(184,740)	$(184,740)
Net Income (Loss)	(195,406)	436,305

Retained Earnings (Deficit) – December 31, 2003	$(380,146)	$251,565

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective October 1, 2002, we acquired International Wholesale Tile, Inc. (IWT) through a share exchange and IWT became our wholly owned subsidiary.  We issued nine million shares of our common stock in exchange for all of the IWT shares.  Tesoro has three additional wholly owned subsidiaries.  The first is IWT Tesoro International, Ltd., which was created to own and manage assets relating to any of the Company’s potential future overseas activities.  The second is IWT Transport, Inc., organized to handle our domestic freight operations.  The Tile Club, Inc., organized in 2004, was organized to acquire licensing, manufacturing and distribution rights for high-end designer and artistic based decorative tiles.

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

During the quarter ended June 30, 2004, the Company continued to expand its distribution channels beyond its traditional small and mid sized floor covering dealers in the southeastern United States. These new channels included larger regional distributors outside the southeastern United States, home center stores and floor-covering dealers that focus on the builders of new construction units.

Results of Operations for the Quarters ending June 30, 2002, 2003 and 2004.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data as, with gross margins as a percentage of total revenue for the periods indicated.

	Quarter Ending June 30,
	2002	2003	2004

Revenues	$6,803,466	$8,504,860	$11,616,257
Cost of Goods Sold	4,193,483	5,012,000	7,144,406
Gross Margin	2,609,983	3,492,860	4,471,851
Gross Margin Percentage	38.36%	41.07%	38.50%
Operating Expenses	1,972,281	2,785,675	4,010,729

Quarter ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Sales for the quarter ended June 30,2004 were $11,616,257, a 36% increase over sales for the quarter ended June 30, 2003. This growth follows a 25% growth from 2002 to 2003. We are a relatively small player in a growing market. We are entering new markets and adding new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1.5%.  The tile market in the United States is approximately $2.5 billion and is growing at a seven to ten percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% for the year ended December 2003, from 60% in 2002 and 64% in 2002.  While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.  The gross margin for the quarter ended June 30, 2004 was $4,471,850, a 28% increase over gross margin for the quarter ended June 30, 2003.  This increase in gross margin resulted primarily from the increase in sales, somewhat offset by a slight increase in our cost of goods to 61.5% ending June 30, 2004.

Our operating expenses for the quarter ended June 30, 2004 have increased by $1,225,054 over the same period in 2003.  Our commissions and outbound freight costs vary with sales and represent approximately $310,000 of this increase.  The balance of the cost increase relates to the expansion of our distribution channels to include home center stores and builder-based dealers.   We currently maintain between ten and twelve million square feet of product in our warehouse.  Our inventory turns in 2003 were approximately 1.5 times.  We expect to maintain turns during 2004 to 2.0.  However, we cannot assure anyone that we will be successful in attaining these expectations. Availability of product is a key success factor in maintaining these turn ratios.

In May 2003, we commenced bulk sales of products, made exclusively for IWT, to wholesale distributors throughout the United States.  The sales of these products are made in full truckload or container load volumes, with some product being delivered directly to the customer from the factory (drop-shipped).  The gross margin on these sales could be lower than our traditional business; however, we believe that the lower handling costs may offset the lost gross margin.  For the quarter ended June 30, 2004, truck bulk sales represented approximately 20% of our total sales.

Making it easy for our customers to sell product is also a key success factor for us. We have an extensive sampling and display program that augments the training and marketing support we provide our customers. Our inventory of samples in the field with our customers represents a significant investment that is capitalized as property and equipment. The net value on June 30, 2004 and December 31, 2003 were approximately $3,646,557 and $2,726,949, respectively on our balance sheet.

Another success factor for us is maintaining our position as a dependable supplier not only to meet customer demand but also to ensure leading edge design and technical superiority of the product.  We established International as our subsidiary, which is responsible for dealing with the global array of manufacturers that supply us with product.  We continue to develop key relationships in Europe and South America and have begun to sell some of these new items through IWT’s network of dealers and distributors.

Liquidity and Capital Resources

We had cash balances of $661,144 and $867,361 at the end of June 30, 2004 and December 31, 2003, respectively.  We have financed our growth with new equity capital and increased borrowings from our commercial lender.  Thus, we have not generated positive cash flows from operations during the quarter ended June 30, 2004.  Tesoro expects to continue to grow and make use of outside capital for the foreseeable future.  We cannot assure anyone, however, that we will be able to obtain outside capital or if we do, that it will be on terms beneficial us.

During the six months ended June 30, 2004, Tesoro issued 45,500 shares of common stock in connection with warrants exercised at $3.25 per share for a total of $147,875.  The purchasers were accredited investors, were provided with or had access to, information about the Company, including financial information.  The transaction was exempt pursuant to Section 4(2) of the Securities Act.

On May 26, 2004, Tesoro issued 10,000 shares of common stock to a new outside member of our Board of Directors at a price of $4.25 per share, which was the then fair market value, for a total of $42,500.  On the same date, we also issued 2,000 shares of common stock to a consultant a price of $4.25 per share for a total of $8,500.  Both the shares issued to the outside director and the consultant were pursuant to Tesoro’s Stock Incentive Plan.

The balance due at June 30, 2004 to our commercial lender for the use of the revolving line of credit was approximately $12.4 million.  The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio.  At June 30, 2004, we are in compliance with the covenants set forth in our agreement with the financial institution.

Critical Accounting Policies

Please refer to the Notes to the Financial Statements regarding Tesoro’s Form 10-KSB for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004.

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

Foreign Currency Risk

We currently purchase our products from foreign manufacturers in U.S. dollars.  Our fund transfers are relatively large.  The Office of the Comptroller of the Currency (USOCC) monitors these activities.  Should the EURO continue to strengthen against the US dollar, we could see an increase in our cost of product that could, in time,  pass on to our customers and therefore have a detrimental impact on our profitability.  Our competitors rely as heavily on imported product as we do.  Therefore, we do not see any change in the competitive landscape for ceramic tile as a result of the strength of the EURO.  Tesoro does not currently hedge against the risk of exchange rate fluctuations.

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

ITEM 2:                 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the six months ended June 20, 2004, Tesoro issued 45,500 shares of common stock in connection with warrants exercised at $3.25 per share for a total of $147,875.  The purchasers were accredited investors, were provided with or had access to, information about the Company, including financial information.  The transaction was exempt pursuant to Section 4(2) of the Securities Act.

On February 17, 2004, Tesoro issued 15,000 shares of common stock valued at $5.99 per share, based on the trading price of the shares on the date issued, for a total of  $89,850 to a consultant.

On May 26, 2004, Tesoro issued 10,000 shares of common stock to a new outside member of our Board of Directors at a price of $4.25 per share, which was the then fair market value, for a total of $42,500.  On the same date, we also issued 2,000 shares of common stock to a consultant at a price of $4.25 per share for a total of $8,500.  Both the shares issued to the outside director and the consultant were pursuant to Tesoro’s Stock Incentive Plan.

The balance due at June 30, 2004 to our commercial lender for the use of the revolving line of credit was approximately $12.4 million.  The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio.  At June 30, 2004, we are in compliance with the covenants set forth in our agreement with the financial institution.

ITEM 3:                                                    DEFAULT UPON SENIOR SECURITIES.

Not applicable

ITEM 4:                                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2004, Tesoro held its Annual Stockholders Meeting.  An information statement was provided to each of Tesoro’s stockholders that included the proposal to elect the slate of directors proposed by Tesoro’s Nominating and Governance Committee.  A majority of Tesoro stockholders had previously approved the nominations.

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
10.13

Subordination Agreement between Congress Financial Corporation (Florida) and Forrest P. Jordan (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.14

Subordination Agreement between Congress Financial Corporation (Florida) and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest P. Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.15

Subordination Agreement between Congress Financial Corporation (Florida) and Grey Perna (this document is omitted as it is substantially similar to Forrest P. Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.16

Termination of Repurchase Agreement dated June 26, 2003 between IWT Tesoro Corporation and Forrest P. Jordan (filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 26, 2003).

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

*                                         Filed herewith.

(b)                                 Reports on Form 8-K

Form 8-K, filed on April 1, 2004, regarding the resignation of a director and the appointment of a new director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

August 13, 2004	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

August 13, 2004	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer