Form 10KSB/A
period 2003-12-31
IWT TESORO CORP
filed 2004-09-23
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  11,696,102 shares as of August 31, 2004

Transitional Small Business Disclosure Format (check one)     Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This 10-KSB/A has been filed to restate the consolidated balance sheets as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2003.

ITEM 7.  FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 18 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheets as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2003.

KANTOR, SEWELL & OPPENHEIMER, PA

Hollywood, Florida

January 23, 2004 except as to Note 18, which is as of August 12, 2004.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

Assets

	2003 Restated	2002

Current assets
Cash	$867,361	$574,046
Accounts receivable, net of allowance for doubtful accounts of approximately $120,000 and $83,000, respectively	4,907,705	2,875,532
Inventories	13,058,839	6,047,876
Note receivable	550,000	—
Prepaid expenses	754,289	286,820
Deferred tax asset	146,192	34,348
Total current assets	20,284,386	9,818,622

Property and equipment, net	4,217,268	2,712,422

Other assets
Deferred tax asset - non current	101,205	—
Deposits	59,609	9,173
Other receivables	69,370	69,705
Other assets	253,120	112,835
	382,099	191,713

	$24,984,959	$12,722,757

The notes to consolidated financial statements are an integral part of the above statement.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

Liabilities and Stockholders’ Equity

	2003 Restated	2002

Current liabilities
Accounts payable	$9,859,161	$5,403,816
Accrued expenses and other liabilities	137,292	151,064
Current portion of leases payable	63,151	47,222
Current portion of notes payable - unrelated parties	42,719	48,779
Total current liabilities	10,102,323	5,650,881

Deferred tax liability - non current	148,594	—
Long term leases payable	149,183	108,438
Long term notes payable - related parties	338,662	448,712
Long term notes payable - unrelated parties	42,560	64,872
Long term loan payable	9,599,340	4,864,778
	10,278,339	5,486,800

Redeemable common stock (450,000 shares issued and outstanding)	—	1,073,160

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 11,622,702 and 10,587,834 issued and oustanding	11,623	10,588
Additional paid in capital	4,306,153	686,068
Additional paid in capital - outstanding options	666,667	—
Retained earnings (deficit)	(380,146)	(184,740)
	4,604,297	511,916

	$24,984,959	$12,722,757

The notes to consolidated financial statements are an integral part of the above statement.

IWT TESORO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003 Restated	2002
Revenue

Sales, net of discounts and returns	$32,659,546	$25,387,708
Cost of goods sold	19,814,514	15,268,535
Gross profit	12,845,032	10,119,173

Expenses
Payroll	5,460,251	3,841,761
Delivery	1,576,816	1,245,174
Leases	1,031,559	479,905
General and administrative	749,054	637,202
Compensation expense - stock options	666,667	—
Sales	660,937	211,396
Depreciation	634,984	422,435
Professional fees	388,342	150,085
Repairs and maintenance	386,190	250,378
Insurance	353,752	324,699
Travel and entertainment	309,009	104,831
Bad debts	204,581	3,082
Advertising	120,939	203,838
	12,609,330	7,874,786
Income from operations	235,702	2,244,387

Other income/(expenses)
Interest expense	(480,139)	(328,920)
Other expense, net	(15,424)	(15,788)
	(495,563)	(344,708)

Income (loss) before taxes	(259,861)	1,899,679

Income taxes - current	—	—
Income tax (expense) benefit - deferred	64,455	34,348
Net income	$(195,406)	$1,934,027

Earnings per share
Basic	$0.02	$0.19
Diluted	$0.02	$0.19

Average number of common and common equivalent shares outstanding
Basic	11,197,665	10,845,775
Diluted	11,509,028	10,845,775

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

IWT TESORO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEAR ENDED DECEMBER 31, 2003

				Additional
			Additional	Paid in Capital	Retained
	Common Stock		Paid in	Outstanding	Earnings
	Shares	Amount	Capital	Options	(Deficit)	TOTAL
Balances, January 1, 2003	10,587,834	$10,588	$686,068	$—	$(184,740)	$511,916

Cancellation of stock repurchase agreement	450,000	450	1,072,710	—	—	1,073,160

Issuance of shares - private offering (See Note 10)	136,668	137	409,863	—	—	410,000

Exercise of warrants	80,000	80	239,920	—	—	240,000

Issuance of shares to employees, and directors (SIP)	16,000	16	43,344	—	—	43,360

Issuance of shares - public offering, net of offering expenses (See Note 10)	250,000	250	1,292,250	—	—	1,292,500

Issuance of shares - private offering (See Note 10)	100,000	100	549,900	—	—	550,000

Issuance of shares to employees (SIP)	2,200	2	12,098	—	—	12,100

Officers performance based stock options	—	—	—	666,667	—	666,667

Net loss, for the year (restated)	—	—	—	—	(195,406)	(195,406)

Balance, December 31, 2003 (restated)	11,622,702	$11,623	$4,306,153	$666,667	$(380,146)	$4,604,297

The notes to consolidated financial statements are an integral part of the above statement.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003
	Restated	2002
Cash flows from operating activities:
Net Income (loss)	$(195,406)	$1,934,027
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	634,983	422,435
Loan amortization cost	7,083	26,575
Loss (gain) on sales of assets	18,757	(5,979)
Bad debts	204,581	3,085
Deferred taxes	(64,455)	(34,348)
Impairment of long lived assets	66,250
Compensation in exchange for stock and options	722,128	405,145
(Increase) decrease in operating assets
Accounts receivable	(2,236,753)	(786,221)
Inventories	(7,010,963)	(1,062,449)
Prepaid expenses	(467,469)	(263,798)
Other assets	(131,079)	(16,640)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	4,441,574	1,242,495
Total adjustments	(3,815,363)	(69,700)
Net cash provided by (used in) operating activities	(4,010,769)	1,864,327

Cash flows from investing activities:
Proceeds from sale of property	20,000	11,000
Acquisition of property and equipment
Displays and sample boards	(1,239,449)	(908,238)
Other property and equipment	(914,485)	(58,049)
Net cash used in investing activities	(2,133,934)	(955,287)

Cash flows from financing activities:
Proceeds from issuance of stocks, net	1,942,500	349,000
Proceeds from new borrowings	42,396,903	26,010,639
Proceeds from loans from related party	—	10,640
Distributions to stockholders	—	(1,864,020)
Payments on stockholder loan	(110,050)	(25,000)
Payments on new borrowings	(37,662,341)	(25,105,628)
Principal payments on notes payable and capital leases	(128,994)	(113,125)
Net cash provided by (used in) financing activities	6,438,018	(737,494)

Net increase in cash and cash equivalents	293,315	171,546

Cash and cash equivalents, beginning of period	574,046	402,500

Cash and cash equivalents, end of period	$867,361	$574,046

The notes to consolidated financial statements are an integral part of the above statement.

	2003	2002

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest expense	$473,056	$302,345

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

	2003		2002
	(as restated)	(as reported)

Net income (loss)	$(195,406)	$436,306	$1,934,027
Add: Stock based employee compensation cost, net of related tax effects, included in the determination of net income as reported	620,922	55,460	234,355
Less: Stock based employee compensation cost, net of related tax effects, determined under fair value based method for all awards	(620,922)	(55,460)	(295,656)

Pro-forma net income (loss)	$(195,406)	$436,306	$1,872,726

Net income (loss) per share - basic
As reported	$(0.02)	$0.04	$0.18

Pro-forma	$(0.02)	$0.04	$0.18

Net income (loss) per share - diluted
As reported	$(0.02)	$0.04	$0.18

Pro-forma	$(0.02)	$0.04	$0.18

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

NOTE 5                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31
	2003	2002
	(as Restated)
Furniture and fixtures	$307,235	$89,227
Machinery and equipment	477,996	326,165
Vehicles	211,215	207,071
Display boards	1,098,199	607,978
Sample boards	3,013,950	2,379,533
Computer equipment	323,010	131,407
Leasehold improvements	409,125	108,220

	5,847,460	3,849,601
Less accumulated depreciation	(1,630,192)	(1,137,179)

	$4,217,268	$2,712,422

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

The provision (benefit) for income taxes is comprised of the following:

	2003	2002

Current taxes	$0	$0
Deferred tax expense (benefit)	(64,455)	(34,347)

Total provision (benefit) for income taxes	$(64,455)	$(34,347)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets (liabilities) were as follows:

	2003	2002

Deferred tax assets
Loss carryforward	$230,143	$76,546
Accounts receivable	40,800	2,934
Non qualified options	101,205	0
Other	3,390	0

Total deferred tax assets	375,538	79,480
Deferred tax liabilities
Accelerated depreciation	276,735	(45,133)

Total deferred tax liabilities	276,735	(45,133)

Net deferred tax assets (liabilities)	$98,803	$34,347

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2003		2002

Computed expected tax expense
Federal	$(54,100)	31.00%	$(29,496)	31.00%
State income taxes, net of Federal income tax benefit	(10,355)	5.00%	(4,851)	5.00%

Effective income taxes (benefit)	$(64,455)	34.00%	$(34,347)	34.00%

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

During 2002, all options were granted to employees, and accounted for according to APB 25; therefore no compensation expense was recognized.  (See Note 18 regarding restatement of stock option compensation) No options were granted during 2003.

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

NOTE  18                                          RESTATEMENT

Stock Options

The Company has restated the consolidated balance sheet at December 31, 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.

The restatement has been made to reflect the proper accounting, in accordance with accounting principles generally accepted in the United States of America, in connection with options granted to four executive officers.  The Company’s original assessment of this transaction, determined that no compensation needed to be recognized under APB 25, using the intrinsic value.  After further review of the conditions under which these options were granted, the Company reevaluated the accounting treatment of the options and concluded that the options granted were performance-vested options.  The plan provides that the option holder will not realize any value from the option unless specific conditions are met.  This type of plan normally triggers variable plan accounting because the measurement date occurs after the date of the grant.  The measurement date is the date in which both the number of shares and the exercise price are known.  In this case, at the grant date only the exercise price was known; the ultimate number of shares would not been known until vesting occurred, and vesting is determined upon the attainment of the conditions as explained below:

...Option to purchase from the company up to 100,000 shares of common stock  at a price per share of $3.00.... The options shall become vested and exercisable as follows: a- 33% of options shall vest at such time as the C/S shall commence trading on the Over the Counter Bulletin Board (or its equivalent), b- 33% shall vest at such time as the Company shall attain no less than a $50.0 million market cap for 10 consecutive trading days and c- 34% shall vest if the Company achieves its 2003 revenue and profit targets, which targets shall be as approved by the Company’s Board of Directors....

Conditions a and b were met.  Therefore, two thirds of the options vested and became exercisable during December 2003.  Condition c was not realized, and the options attached to this condition expired.

Under variable plan accounting, the Company will recognize a negative impact to earnings. The ultimate effect is determined by the difference between the grant price ($3.00) of the options and the stock’s current fair market value at the time of vesting ($5.50), multiplied by the percentage of options vested.

Exercisable Options

Total of options vested	266,667
Intrinsic value	2.50
Compensation expense	666,667
Non-Qualified stock options deferred tax benefit	(101,205)
Effect of restatement	565,462

Sample Boards

Subsequent to the issuance of the audited financial statements for the year ended December 31, 2003, the Company identified a list of discontinued product lines whose related capitalized sample boards would be deemed impaired, as they are no longer capable of generating future benefit.  The carrying book value of these assets was $66,250.  Accordingly, the Company proceeded to recognize the impairment and $66,250 was charged to operations.

The effect of these changes are summarized as follows:

	As Restated	As Originally Reported

CONSOLIDATED BALANCE SHEET
Property and equipment, net	$4,217,268	$4,283,518
Deferred tax assets	247,398	146,192
Additional paid in capital outstanding options	666,667	0
Retained earnings (deficit)	(380,146)	251,565
Total shareholders’ equity	4,604,297	4,569,341

	As Restated	As Originally Reported

CONSOLIDATED STATEMENT OF OPERATIONS
Compensation expense – stock options	$666,667	$0
Impairment of long-lived assets	66,250	0
Earnings (loss) before income taxes	(259,861)	473,065
Deferred tax benefit (expense)	64,455	(36,750)
Net earnings (loss)	(195,406)	436,305
Basic earnings (loss) per common share	(0.02)	0.04
Diluted earnings (loss) per common share	(0.02)	0.04

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Annual Report on Form 10KSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

By:	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

Date: September 23, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated, and which represents a majority of the Company’s Board of Directors

/s/ Henry J. Boucher, Jr.		September 23, 2004
Henry J. Boucher, Jr., Principal Executive Officer

/s/ Forrest Jordan		September 23, 2004
Forrest Jordan, Principal Financial Officer

/s/ Henry J. Boucher, Jr.		September 23, 2004
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director		September 23, 2004
James Edwards, Director

/s/ Paul F. Boucher		September 23, 2004
Paul F. Boucher, Director

/s/ Forrest Jordan		September 23, 2004
Forrest Jordan, Director

/s/ Grey Perna		September 23, 2004
Grey Perna, Director