Form 10-Q/A
period 2004-03-31
IWT TESORO CORP
filed 2004-09-23
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of August 31, 2004:  11,696,102 shares

Transitional Small Business Disclosure Format:    ☐Yes          ☒No

EXPLANATORY NOTE

This 10-Q/A has been filed to restate the consolidated balance sheets as of March 31, 2004, and the related stockholders’ equity, and cash flows for the quarter ended March 31, 2004.

PART I

ITEM 1:                                                     FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IWT Tesoro Corporation
Westport, Connecticut

We have reviewed the accompanying consolidated balance sheet of IWT Tesoro Corporation and its wholly-owned subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2004, and restated on August 12, 2004, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 10 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2003, and the related consolidated statement of operation, stockholders’ equity and cash flows for the year then ended; and the consolidated balance sheet as of March 31, 2004 and the related consolidated statement of operations for the period then ended.

KANTOR, SEWELL & OPPENHEIMER, PA
Certified Public Accountants

Hollywood, Florida
April 27, 2004, except for Note 10, which is as of August 12, 2004.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 Restated	December 31, 2003 Restated
	(Unaudited)
Assets

Current assets
Cash	$609,682	$867,361
Accounts receivable, net	5,755,937	4,907,705
Inventory	14,279,540	13,058,839
Subscription receivable	—	550,000
Deferred tax asset	26,671	146,192
Advance to supplier	550,000	—
Prepaid expenses	681,426	754,289
Total current assets	21,903,256	20,284,386

Property and equipment, net	4,610,798	4,217,268

Other assets
Deferred tax asset-non current	101,205	101,205
Deposits	100,020	59,609
Other receivables	84,400	69,370
Other assets	256,036	253,120
	440,456	382,099

	$27,055,715	$24,984,959

See accompanying notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity

	March 31, 2004 Restated	December 31, 2003 Restated
	(Unaudited)
Current liabilities
Accounts payable	$11,453,496	$9,859,161
Accrued expenses and other liabilities	102,362	137,292
Current portion of leases payable	49,065	63,151
Current portion of notes payable - unrelated parties	38,512	42,719
Total current liabilities	11,643,435	10,102,323

Deferred tax liability - non current	149,072	148,594
Long term leases payable	153,895	149,183
Long term notes payable - related parties	338,662	338,662
Long term notes payable - unrelated parties	36,107	42,560
Long term loan payable	10,170,284	9,599,340
	10,848,020	10,278,339

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 11,675,702 and 11,622,702 issued and outstanding	11,676	11,623
Additional paid in capital	4,519,450	4,306,153
Additional paid in capital-outstanding options	666,667	666,667
Retained earnings (deficit)	(633,532)	(380,146)
	4,564,261	4,604,297

	$27,055,715	$24,984,959

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

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

			Additional Paid in Capital	Additional Paid in Capital Outstanding Options	Retained Earnings (Deficit)	TOTAL

	Common Stock
	Shares	Amount
Balance, January 1, 2004 (as restated)	11,622,702	$11,623	$4,306,153	$666,667	$(380,146)	$4,604,297

Exercise of warrants ($3.25)	38,000	38	123,462	—	—	123,500

Issuance of shares to consultants for services rendered (SIP) ($5.99)	15,000	15	89,835	—	—	89,850

Net loss					(253,386)	(253,386)

Balance, March 31, 2004(Unaudited)	11,675,702	$11,676	$4,519,450	$666,667	$(633,532)	$4,564,261

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

NOTE 6                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2004	December 31, 2003
	(as Restated)	(as Restated)
Furniture and fixtures	$315,566	$313,965
Machinery and equipment	479,483	477,996
Vehicles	222,216	211,215
Display boards	1,415,923	1,098,199
Sample boards	3,261,959	3,013,950
Computer equipment	349,149	323,010
Leasehold improvements	409,125	409,125

	6,453,421	5,847,460
Less accumulated depreciation	(1,842,623)	(1,630,192)

	$4,610,798	$4,217,268

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

NOTE 10                                             RESTATEMENTS

The Company restated the consolidated balance sheet at December 31, 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  The restatement was made to reflect the proper accounting in accordance with accounting principles generally accepted in the United States in connection with options granted to four executive officers and to reflect the impairment of certain sample boards identified as a result of additional auditing procedures.

The effect on the financial statements of the Company is as follows:

	As Originally
	As Restated	Reported

Accumulated deficit – December 31, 2002	$(184,740)	$(184,740)
Net Income (Loss)	(195,406)	436,305

Retained Earnings (Deficit) – December 31, 2003	$(380,146)	$251,565

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

IWT TESORO CORPORATION

/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

September 23, 2004	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer