Form 10-Q/A
period 2004-06-30
IWT TESORO CORP
filed 2004-09-23
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10Q for IWT Tesoro Corporation has been filed to Note 3 of the Notes to the Financial Statements (Summary of Significant Accounting Principles – Stock Options) and three minor ministerial errors.

PART 1

ITEM 1:                             FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IWT Tesoro Corporation

Westport, Connecticut

We have reviewed the accompanying consolidated balance sheet of IWT Tesoro Corporation and its wholly-owned subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidation statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2004, and restated on August 12, 2004, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

				Additional
	Common Stock		Additional Paid in	Paid in Capital Outstanding	Retained Earnings
	Shares	Amount	Capital	Options	(Deficit)	TOTAL
Balance, January 1, 2004, as restated	11,622,702	$11,623	$4,306,153	$666,667	$(380,146)	$4,604,297

Exercise of warrants ($3.25)	45,500	45	147,830	—	—	147,875

Issuance of shares to consultants for services rendered ($5.99)	15,000	15	89,835	—	—	89,850

Issuance of shares to director	10,000	10	42,490	—	—	42,500

Issuance of shares to consultants for services rendered ($4.25)	2,000	2	8,498	—	—	8,500

Canceled shares	(100)	—	(550)	—	—	(550)

Net income					176,846	176,846

Balance, June 30, 2004 (Unaudited)	11,695,102	$11,695	$4,594,256	$666,667	$(203,300)	$5,069,318

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

The effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provision of the SFAS No. 123, consisted of the following:

Six months ended June 30, 2004

Net income as reported	$176,846
Plus total stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	42,500

Less stock-based compensation cost, net of related tax effects, determined under fair value based method for all awards	(97,063)

Pro-forma net income	$122,283

Basic earnings per share
As reported	$0.02
Pro-forma	$0.01

Diluted earnings per share
As reported	$0.02
Pro-forma	$0.01

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2004: dividend yields of .0 percent; expected volatility of 21.51 percent; risk-free interest rates of 2.20 percent; and expected lives of five years.  Using these assumptions, the weighted average grant-date fair value per share of options granted in 2004 was $1.21.

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
		(as Restated)
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
		(as Restated)
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

IWT TESORO CORPORATION

September 23, 2004	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

September 23, 2004	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer