Form 10-Q
period 2004-09-30
IWT TESORO CORP
filed 2004-11-19
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 0-31267

IWT TESORO CORPORATION
(Exact Name of Registrant in its Charter)

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of November 5, 2004:  11,697,102 shares

Transitional Small Business Disclosure Format:   ☐Yes     ☒No

PART 1

ITEM 1:     FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2004	December 31, 2003
	(Unaudited)	Restated
Current assets:
Cash	$563,543	$867,361
Accounts receivable, net	7,231,416	4,907,705
Inventory	17,094,832	13,058,839
Deferred tax asset	—	146,193
Due from shareholder	—	550,000
Prepaid expenses	368,208	754,289
Exclusive agreement, related party	503,378	—
Total current assets	25,761,377	20,284,387

Property and equipment, net	5,530,049	4,217,268

Other assets:
Deferred financing costs, net	64,666	77,917
Deposits	189,345	59,609
Other receivables	91,185	69,370
Deferred tax asset	163,781	101,205
Other assets	305,653	175,203
Total assets	814,630	483,304

	$32,106,056	$24,984,959

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004	December 31, 2003
	(Unaudited)	Restated

Current liabilities:
Accounts payable	$11,914,458	$9,859,161
Accrued expenses	283,818	137,292
Deferred tax liability	32,106	—
Current portion of lease payable	75,800	63,151
Current portion of notes payable	23,526	42,719
Total current liabilities	12,329,708	10,102,323

Long term lease payable	155,067	149,183
Long term notes payable - related parties	338,662	338,662
Long term notes payable	49,953	42,560
Long term loan payable	14,329,695	9,599,340
Deferred tax liability	—	148,594
Total liabilities	27,203,085	20,380,662

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 11,697,102 and 11,622,702 issued and outstanding	11,697	11,623
Additional paid in capital	5,267,671	4,972,820
Accumulated deficit	(376,397)	(380,146)
	4,902,971	4,604,297

	$32,106,056	$24,984,959

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the period ended September 30,
	Three months ended		Nine months ended
	2004	2003	2004	2003

Revenue
Sales, net of discounts and returns	$11,050,421	$8,969,586	$32,222,825	$24,209,576
Cost of goods sold	6,733,909	5,373,248	19,688,729	14,464,855

Gross profit	4,316,512	3,596,338	12,534,096	9,744,721

Expenses
Depreciation and amortization	256,760	174,278	703,253	469,404
Payroll and related expenses	2,144,134	1,490,911	5,488,277	3,922,674
General and administrative	2,025,930	1,661,887	6,009,331	4,100,701
	4,426,824	3,327,076	12,200,861	8,492,779
Income (loss) from operations	(110,312)	269,262	333,235	1,251,942

Other income/(expenses)
Interest expense	(150,806)	(175,885)	(412,183)	(350,465)
Other income	19,548	727	28,291	2,302
Other expense	—	—	—	(5,723)
Gain (loss) on disposal	—	—	21,533	(5,352)
	(131,258)	(175,158)	(362,359)	(359,238)

Net income (loss) before taxes	(241,570)	94,104	(29,124)	892,704

Income tax benefit (expense)	68,473	11,314	32,873	(43,790)

Net income (loss)	$(173,097)	$105,418	$3,749	$848,914

Earnings (loss) per common share - basic	$(0.01)	$0.01	$0.00	$0.08

Weighted-average common shares outstanding	11,695,906	11,216,961	11,672,754	11,167,720

Earnings (loss) per common share - diluted	$(0.01)	$0.01	$0.00	$0.07

Weighted-average common and dilutive potential common shares outstanding	*11,695,906	11,560,143	11,733,087	11,510,902

*The effect of stock options and warrants have not been included for the three month period ended September 30, 2004, as their effect would have been anti-dilutive

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2004, as restated	11,622,702	$11,623	$4,972,820	$(380,146)	$4,604,297

Exercise of warrants	45,500	45	147,830	—	147,875

Issuance of shares to consultant for services rendered	17,000	17	98,333		98,350

Issuance of shares to employees and directors for services rendered	10,400	10	44,065		44,075

Issuance of shares to customers	1,500	2	4,623		4,625

Net income, nine months ended September 30, 2004				3,749	3,749

Balance, September 30, 2004	11,697,102	$11,697	$5,267,671	$(376,397)	$4,902,971

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,729	$848,914

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization (including amortization of deferred financing fees)	703,253	469,404
(Gain) loss on disposal of property and equipment	(21,533)	5,352
Benefit from deferred income taxes	(32,873)	—
Common stock issued for services or promotions	147,050	—
Provision for bad debt	72,156	173,851
Other non-cash items affecting earnings	(15,976)	—
Changes in operating assets and liabilities
Receivables	(2,395,867)	(2,385,700)
Inventories	(4,035,993)	(6,112,344)
Other assets and prepaid expenses	(289,299)	(512,167)
Accounts payable	2,055,297	5,989,911
Accrued expenses	146,525	135,439
Net cash used in operating activities	(3,663,531)	(1,387,340)

Cash flows from investing activities:
Additions to property and equipment	(1,996,250)	(1,649,457)
Proceeds from sale of equipment	25,000	—
Net cash used in investing activities	(1,971,250)	(1,649,457)

Cash flows from financing activities:
Proceeds from revolving line of credit	34,530,000	31,303,214
Repayment on revolving line of credit	(29,799,645)	(28,762,010)
Proceeds from the issuance of term-term debt	106,361	163,688
Repayments of term-term debt	(99,628)	(43,021)
Loan financing costs	(10,000)
Proceeds from issuance of stocks	697,875	558,564
Payments on stockholder loans	—	(110,050)
Costs related to stock purchase activities	(94,000)	—
Net cash provided by financing activities	5,330,963	3,110,385

Net increase (decrease) in cash	(303,818)	73,588
Cash, beginning of period	867,361	574,046
Cash, end of period	$563,543	$647,634

Cash paid (received) during the period for:
Interest expense	$412,183	$350,465
Income taxes	$(359,400)	$170,900

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004

NOTE 1                                                    PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Wholesale Tile, Inc. (IWT), IWT Tesoro International, Inc. (International), IWT Tesoro Transport, Inc. (Transport) and The Tile Club, Inc. (TTC), (collectively the “Company”). All significant inter-company balances and transactions have been eliminated.

NOTE 2                                                    BASIS OF PRESENTATION

The interim financial information included herein is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-10 of Regulation S-X of the Securities and Exchange Commission. Accordingly certain information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements on Form 10-KSB, as restated for the fiscal year ended December 31, 2003.

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

A total of 50,000 options were granted to directors of the Company during the nine months ended September 30, 2004. No options were granted during the nine months ended September 30, 2003.

The effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provision of the SFAS No. 123, is presented below:

	For the period ended September 30,
	Three months ended		Nine months ended
	2004	2003	2004	2003

Net income (loss) as reported	$(173,097)	$105,418	$3,749	$848,914
Deduct: Stock-based employee compensation expense determined under the fair value based method for all options, net of related tax effects	—	—	(36,012)	(40,459)
Pro forma net income (loss)	$(173,097)	$105,418	$(32,263)	$808,455

Basic earnings per share
As reported	$(0.01)	$0 .01	$0.00	$0.08
Pro-forma	$(0.01)	$0 .01	$0.00	$0.07

Diluted earnings per share
As reported	$(0.01)	$0 .01	$0.00	$0.07
Pro-forma	$(0.01)	$0 .01	$0.00	$0.07

For the pro-forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2004: dividend yields of .0 percent; expected volatility of 21.51 percent; risk-free interest rates of 2.20 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2004 was $1.21.

Earnings per Share

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding (stock options) during each period unless the effect is anti-dilutive.

	For the period ended September 30,
	Three months ended		Nine months ended
	2004	2003	2004	2003

Earnings(loss) per common share - basic	$(0.01)	$0.01	$0.00	$0.08

Weighted-average common shares outstanding	11,695,906	11,216,961	11,672,754	11,167,720

Earnings(loss) per common share - diluted	$(0.01)	$0.01	$0.00	$0.07

Weighted-average common and dilutive potential common shares outstanding	11,756,240	11,560,143	11,733,087	11,510,902

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Under this method, deferred income taxes are recognized for the expected utilization of net operating loss carry forwards, tax credit carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax benefit is the result of changes in the deferred tax asset and liability. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

NOTE 4                                                    INVENTORIES

Inventories consisted of the following:

	September 30, 2004	December 31, 2003
	(unauditied)	(as restated)

Tiles	$15,626,237	$11,102,115
Inventory in transit	1,468,595	1,956,724

	$17,094,832	$13,058,839

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 5                                                    EXCLUSIVE AGREEMENT

During February 2004, the Company entered into an agreement with an Italian supplier and stockholder to develop an exclusive line of tile. The agreement required a deposit of $550,000 of which will be reduced at a rate of 10% of each shipment for this exclusive line. The first shipment was received on September 9th, 2004. On September 30, 2004 the deposit balance is $503,378.

NOTE 6                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2004	December 31, 2003
	(unaudited)	(as restated)

Furniture and fixtures	$442,297	$313,965
Machinery and equipment	537,053	477,996
Vehicles	233,501	211,215
Display boards	1,872,243	1,098,199
Sample boards	3,625,051	3,013,950
Computer equipment	364,190	323,010
Leasehold improvements	700,022	409,125

	7,774,357	5,847,460
Less accumulated depreciation	(2,244,308)	(1,630,192)
	$5,530,049	$4,217,268

Depreciation expense for the nine months ended September 30, 2004 and 2003 is $680,002 and $468,157, respectively.

NOTES 7                                            LOANS PAYABLE

The Company has a loan and security agreement with a financial institution for a revolving line of credit with a maximum limit of $17,000,000. The agreement specifies that proceeds from this revolving credit loan be used for general working capital needs. All present and future assets of the Company collateralize this loan. The rate of interest in effect for this agreement is calculated with reference to the Base Rate and/or LIBOR (London Interbank Offered Rate). The balance due at September 30, 2004 and December 31, 2003 was $14,329,695 and $9,599,340, respectively.

Base Rate advances bear a fluctuating interest rate per annum equal to prime plus 0.50%. LIBOR advances bear a fixed rate per annum equal to 3.00% plus the LIBOR for the applicable interest period. At September 30, 2004 and December 21, 2003, the Base Rate and the LIBOR rate were 5.25% and 4.59%, respectively.

The loan and security agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and certain inventory turnover ratio.

For the nine months ended September 30, 2004 and 2003, interest expense related to the credit line amounted to $391,511 and $148,626 respectively.

NOTE 8                                                    STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2004, the Company issued 45,500 shares of common stock pursuant to warrants exercised at $3.25 per share, for a total of $147,875.

During the nine months ended September 30, 2004, the Company issued 17,000 shares of common stock to consultants for services rendered, based on the trading price at the date of issuance, for a total of $98,350, resulting in an equivalent charge to operations.

On May 26, 2004, the Company issued 10,000 shares of common stock to a director under the Stock Incentive Plan for services rendered, based on the contemporaneous trading price, for a total of $42,500, resulting in an equivalent charge to operations.

In March 2004, the Company received $550,000 as full payment on a subscription receivable outstanding at December 2003.

On April 15th, 2004, the Company cancelled 100 shares of common stock issued to an employee, based on the trading price at the date of issuance, for a total of $550, resulting in an equivalent reduction in charge to operations.

On July 20th, 2004, the Company issued 500 shares of common stock to an employee under the original terms of an employment agreement, based on the trading price at the date of issuance, resulting in an equivalent charge to operations of $2,125.

During the nine months ended September 30, 2004, the Company issued 1,500 shares of common stock to existing customers as a promotional project, based on the trading price at the dates of issuance for a total of $4,625, resulting in an equivalent charge to operations.

NOTE 9                                                    SEGMENT INFORMATION

The Company manages its operations as one segment and all revenue is derived from customers in the United States.

NOTE 10                                             NEW SUBSIDIARY

The Company organized The Tile Club, Inc. (TTC) on March 31, 2004. TTC will license the distribution rights to designer and artistic based decorative wall tiles.

NOTE 11                                             INCOME TAXES

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at September 30, 2004 and December 31, 2003 are presented below:

	September 30, 2004	December 31, 2003
	(unaudited)	(as restated)
Deferred tax asset
Loss carryforward	$445,998	$230,143
Accounts receivable	—	40,800
Deferred compensation-stock options	101,205	101,205
Other	—	3,390
Total deferred tax asset	547,203	375,538

Deferred tax liability
Accelerated depreciation	(415,528)	(276,735)
Total deferred tax liability	(415,528)	(276,735)
Net deferred tax asset	$131,675	$98,803

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with our financial statements, which are included in another section of this filing.

Forward Looking Statements

 Some of the statements made constitute “forward-looking statements”. For example, statements included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future demand for our services and products, supply, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” we are making forward- looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. This report contains forward-looking statements that address, among other things,

•our business and financing plans;

•environments in which we operate or plan to operate; and

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

We believe that the assumptions and expectations reflected in this Form 10-Q are reasonable, based on information available to us in this report. However, we cannot assure anyone that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We assume no obligation to update forward-looking statements or reflect unanticipated future events.

General

We were incorporated on May 5, 2000 as a Nevada corporation. Our principal office is located at 191 Post Road West, Suite 10, Westport, CT 06880. Any reference in this “Management’s Discussion and Analysis or Plan of Operations” discussion to “the company”, “our”, “we” or “us” refers to IWT Tesoro Corporation, Inc. (Tesoro).

Effective October 1, 2002, we acquired International Wholesale Tile, Inc. (IWT) through a share exchange and IWT became our wholly owned subsidiary. We issued a total of nine million shares of our common stock in exchange for all of the IWT shares. Tesoro has three additional wholly owned subsidiaries. The first is IWT Tesoro International, Ltd., which was created to own and manage assets relating to any of the Company’s potential future overseas activities. The second is IWT Transport, Inc., organized to handle our domestic freight operations. The Tile Club, Inc., formed in 2004, was organized to acquire licensing, manufacturing and distribution rights for high-end designer and artistic based decorative tiles and will also act as an agent for foreign manufacturers from whom IWT has acquired exclusive distribution rights.

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

Company Overview

The Company is a value added distributor of imported ceramic, porcelain and stone flooring and decorative wall tile. Our warehousing and distribution center contains over 220,000 square feet of storage space and over seven million square feet of product ready for immediate shipment to our customers. In 2004, we signed an agreement to realign our distribution center facility. Realigning our distribution facilities will consolidate approximately 80,000 square feet of warehouse space currently in multiple small warehouses into one single facility adjacent to its primary warehouse. The Company’s primary strategy is to be a reliable supplier and not a competitor to its customers.

Management believes that the critical success factors to the Company’s business are its ability to:

•                  Maintain relationships with and serve a growing base of independent dealers, distributors and wholesalers by providing adequate stocks of in demand product at reasonable and competitive prices

•                  Stay ahead of the trends in color, texture and format that drive demand for our fashion based products

•                  Make the correct investments in product inventories, relationships with suppliers and logistics and support services to ensure our continuing capability to meet our customers’ expectations

Our primary source of revenue is the sale of hard flooring and wall covering materials and our primary costs relate to the acquisition, warehousing and delivery of those products. While sales are made throughout the United States, the majority of our sales are in the southeastern quadrant of the country. The primary sources of working capital are a $ 17.0 million (US) revolving line of credit from a large US commercial bank, our suppliers who extend us terms and our stockholders’ equity.

On December 17, 2003 we began trading our stock on the OTCBB under the symbol IWTT. During 2004 and 2005, we expect to raise additional equity through both the public and private markets. Any new capital raised will be used to strengthen our balance sheet and to provide capital for continued growth.

During the quarter ended September 30, 2004, the Company continued to expand its distribution channels beyond its traditional small and mid sized floor covering dealers in the southeastern United States. These channels included larger regional distributors outside the southeastern United States, home center stores and floor-covering dealers that focus on the builders of new construction units.

In 2004, we formed a new wholly owned subsidiary, The Tile Club, Inc. (TTC). TTC is a Delaware corporation. TTC will serve as a licensor and distributor of specialty tiles. It will also act as an agent for some of our foreign manufactures from whom we have exclusive distribution rights in the United States and Canada.

Results of Operations for the Quarters ended September 30, 2003 and 2004.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data, percentage numbers are relative to total revenue for the periods indicated.

	Quarter Ending September 30,
	2002	2003	2004

Revenues	$6,383,981	$8,969,586	$11,050,421
Cost of Goods Sold	3,787,716	5,373,248	6,733,909
Gross Margin	2,596,265	3,596,338	4,316,512
Gross Margin Percentage	40.67%	40.09	39.06%
Operating Expenses	1,715,593	3,327,076	4,426,824

Quarter ended September 30, 2004 Compared to Quarter September 30, 2003

Sales for the quarter ended September 30, 2004 were $11,050,421 a 23% increase over sales for the quarter ended September 30, 2003. This growth follows a 38.5% growth from 2002 to 2003. The violent weather, experienced in Florida and the Gulf Coast during August and September 2004, had a dampening impact on our sales for the quarter ended September 30, 2004. While we sustained little or no physical damage from the storms, the storms themselves and the resulting power outages that forced us to close our warehouses, coupled with the physical losses sustained by our dealer customers, temporarily slowed our growth. We believe that over the next few months, we will recover a majority of the lost sales.

The hard flooring and wall covering market in which we participate continues to grow at a pace well beyond the growth in the U.S. GDP. We continue to enter new markets and add new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1.5%. According to Floor Covering Weekly, the tile market in the United States was approximately $2.54 billion in 2003. This is an 8.5% growth over 2002. United States wholesale floor covering sales in 2003 were $20.9 billion and grew 2.9% from 2002. Tile’s shares of the floor covering market grew from 11.6% in 2002 to 12.2% in 2003.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% in 2003 from 68% in 2000. While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow. Our cost of good sold for the three months ended September 30, 2004 was 61%.

The gross margin for the quarter ended September 30, 2004 was $4,316,512, a 20% increase over gross margin for the quarter ended September 30, 2003. This compares with a 38% growth rate from the three months ending September 30, 2003 to the same period in 2002. The slow down in growth of gross margin resulted from the same storm related factors outlined above.

Our operating expenses for the quarter ended September 30, 2004 have increased by $1,099,748 over the same period in 2003, an increase of 33.1%. Our commission expense and outbound freight costs vary with sales and represent approximately $208,008 of this increase. The balance of the cost increase relates to the expansion of our distribution channels to include home center stores and builder-based dealers.

In May 2003, we commenced bulk sales of products, made exclusively for IWT, to wholesale distributors throughout the United States. The sales of these products are made in full truckload or container load volumes, with some product being delivered directly to the customer from the factory (drop-shipped). The gross margin on these sales could be lower than our traditional business; however, we believe that the lower handling costs may offset the lost gross margin. In September 2003, we began the installation of sample racks for our products in home center stores in South Florida. As of September 30, 2004, our displays were installed in one hundred and twenty locations.

Making it easy for our customers to sell product is also a key success factor for us. We have an extensive sampling and display program that augments the training and marketing support we provide our customers. Our inventory of samples in the field with our customers represents a significant investment that is capitalized as property and equipment. The value, before depreciation, on September 30, 2004 and December 31, 2003 was $5,497,294 and $4,112,149 respectively on our balance sheet.

Results of Operations for the Nine Months ended September 30, 2003 and 2004.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data, percentage numbers are relative to total revenue for the periods indicated.

	Nine Months Ending September 30,
	2002	2003	2004

Revenues	$19,201,468	$24,209,576	$32,222,825
Cost of Goods Sold	11,593,514	14,464,855	19,688,729
Gross Margin	7,607,954	9,744,721	12,534,096
Gross Margin Percentage	39.62%	40.25%	38.90%
Operating Expenses	5,268,760	8,492,778	12,200,861

Nine Months ended September 30, 2004 Compared to Nine Months September 30, 2003

Sales for the nine months ended September 30, 2004 were $32,222,825 a 23% increase over sales for the nine months ended September 30, 2003. This growth follows a 26% growth from 2002 to 2003. The violent weather, experienced in Florida and the Gulf Coast during August and September 2004, had a dampening impact on our sales for the nine months ending September 30, 2004. While we sustained little or no physical damage from the storms, the storms themselves and the resulting power outages that forced us to close our warehouses for several days, coupled with the physical loses sustained by our dealer customers, temporarily slowed our growth. We believe that over the next few months, we will recover a majority of the lost sales. The growth in our nation wide wholesale-to wholesale sales channel during the nine months ending September 30, 2004 partially offset the storm related issues.

As we grow, we have been able to purchase product at lower prices and as a result, have lowered our cost of goods sold to 61% in 2003 from 68% in 2000. While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow. Our cost of good sold for the nine months ended September 30, 2004 was 61%, compared to 60.8% for the same period ended September 30, 2003.

The gross margin for the nine months ended September 30, 2004 was $12,534,096, a 29% increase over gross margin for the nine months ended September 30, 2003. This compares with a 28% growth rate from the nine months ending September 30, 2003 to the same period in 2002.

Our operating expenses for the nine months ended September 30, 2004 have increased by $3,708,082 over the same period in 2003, an increase of 43.7%. Our commission expense and outbound freight costs vary with sales and represent approximately $378,080 of this increase. The balance of the cost increase relates to the personnel, facilities and marketing costs incurred for expanding our distribution channels to include home center stores and builder-based dealers.

Our operating expenses, consisting of payroll and related expenses, depreciation and amortization and general and administrative, for the nine months ended September 30, 2004 increased by $3,708,082 over the same period in 2003, an increase of 43.7%. Our commission expense and outbound freight costs vary with sales and represent approximately $370,808 of this increase. The remainder of the increase relates to the personnel, facilities and marketing costs incurred to expand our distribution channels to include home center stores and builder-based dealers. Depreciation and amortization expense increased by $233,849 primarily due to the growth in our sample and display boards that support our builder-based dealer channel. The general and administrative expenses increased by approximately $1,900,000 primarily due to the new occupancy costs relating to the increased warehouse capacity to support the new channels of distribution and the associated advertising and marketing costs.

In September 2003, we began the installation of sample racks for our products in home center stores in Florida. As of September 30, 2004, our displays were installed in one hundred and twenty locations.

Making it easy for our customers to sell product is also a key success factor for us. We have an extensive sampling and display program that augments the training and marketing support we provide our customers. Our inventory of samples in the field with our customers represents a significant investment that is capitalized as property and equipment. The value, before depreciation, on September 30, 2004 and December 31, 2003 was $5,497,294 and $4,112,149 respectively on our balance sheet.

Changes in Financial Position for the nine months ended September 30, 2004 from the year ended December 31, 2003

Accounts receivable and inventory have increased by $2,323,711 and $4,035,993 respectively at the nine months period ended September 30, 2004 from the year ended December 31, 2003. The increases in these account balances relate primarily to our growth in sales during the nine months ended September 30, 2004. Our accounts receivable balance for the nine months ended September 30, 2004 represented approximately 1.96 months of sales and the inventory turns for the same period was 1.57 times. Both of these ratios were impacted by the storms that struck Florida and the Gulf Coast resulting in a slow down of our sales during the months of August and September of 2004. We expect to regain these lost sales in the up coming months.

We also have increased our investment in property and equipment by $1,312,781 net of depreciation ($680,002) for the nine months ended September 30, 2004) for the nine months ended September 30, 2004 from the year ended December 31, 2003. During the nine months ending September 30, 2004, we increased the square footage of our administrative offices by adding a second floor to our existing space (approximately 5,000 additional square feet) within the current warehouse facility, at a cost of approximately $450,000. The balance of the increase relates to cost of sample boards and displays for the new sales channels for our dealer based builders and home center stores.

Our liabilities for accounts payable and long tem loan payable have increased $2,055,297 and $4,730,355 respectively for the nine months ended September 30, 2004 from the year ended December 31, 2003. Our accounts payable balance represents the value of inventory supplied to us by our manufacturers that are within payment terms and the increase is related to our sales growth. Our long term loan payable is the outstanding balance of the revolving line of credit extended to us buy our financial institution and is related directly to the value of our accounts receivable and inventory balances. The growth in our long-term loan payable is also related to our sales growth.

Liquidity and Capital Resources

We had cash balances of $563,543 and $867,361 at the end of September 30, 2004 and December 31, 2003, respectively. We have financed our growth with new equity capital and increased borrowings from our commercial lender.

During 2004 and 2005, we expect to raise additional equity through both the public and private markets. We do not expect the realignment of our warehouse facilities to require working capital beyond that already committed to the current facilities. New capital raised will be used to strengthen our balance sheet and to provide working capital for continued growth. However, we cannot assure any one that we will be able to obtain outside capital or if we do, that it will be on terms beneficial to us.

During the nine months ended September 30, 2004, Tesoro issued 45,500 shares of common stock in connection with warrants exercised at $3.25 per share for a total of $147,875. The purchasers were accredited investors and were provided with or had access to, information about the company, including financial information. The transaction was exempt pursuant to Section 4(2) of the Securities Act.

In August 2004, we issued a total of 500 shares to one accredited investor who is an IWT customer, with a fair market value of $3.75 per share, in consideration for past loyalty. In September these shares were included in Tesoro’s selling stockholders’ registration statement on Form S-1 effective October 19, 2004. In September 2004, we issued an additional 1,000 shares to two accredited investors (500 shares each) who are IWT customers, based on a fair market value of $2.75 per share on the date of issuance, in consideration for past loyalty, which shares have not been registered with the Securities and Exchange Commission.

The balance due at September 30, 2004 to our commercial lender for the use of the revolving line of credit was approximately $14.3 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company must make decisions which impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, the Company applies judgment based on its understanding and analysis of the relevant circumstances and historical experience. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB, as restated for the year ended December 31, 2003. Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting policies are defined as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company believes the following accounting policies require it to use judgments and estimates in preparing its consolidated financial statements and could represent critical accounting policies.

•                  Accounts receivable and revenue recognition. Revenues are recognized when goods are shipped and legal title passes to the customer. The Company provides an allowance for expected doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•                  Inventories are stated at the average landed cost, which matches current costs with current revenues. Inventories on hand are compared against anticipated future usage, which is a function of historical usage and anticipated future selling price, in order to evaluate obsolescence, excessive quantities, and expected sales below cost. Actual results could differ from assumptions used to value obsolete, excessive inventory or inventory expected to be sold below cost.

•                  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in earnings (loss) in the period that includes the enactment date. Additionally, taxing jurisdictions could retroactively disagree with the Company’s tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.

Segment Information

We manage our operations in one segment and all revenue is derived from customers in the United States.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposures to market risk have not changed significantly since December 31, 2003.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective for the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1:	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 2:	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the nine months ended June 20, 2004, Tesoro issued 45,500 shares of common stock in connection with warrants exercised at $3.25 per share for a total of $147,875. The purchasers were accredited investors, were provided with or had access to, information about the Company, including financial information. The transaction was exempt pursuant to Section 4(2) of the Securities Act.

On February 17, 2004, Tesoro issued 15,000 shares of common stock valued at $5.99 per share, based on the trading price of the shares on the date issued, for a total of $89,850 to a consultant.

On May 26, 2004, Tesoro issued 10,000 shares of common stock to a new outside member of our Board of Directors at a price of $4.25 per share, which was the then fair market value, for a total of $42,500. On the same date, we also issued 2,000 shares of common stock to a consultant at a price of $4.25 per share for a total of $8,500. Both the shares issued to the outside director and the consultant was pursuant to Tesoro’s Stock Incentive Plan.

In August 2004, we issued a total of 500 shares to one accredited investor who is an IWT customer, based on a fair market value of $3.75 per share, in consideration for past loyalty. In September these shares were included in Tesoro’s selling stockholders’ registration statement on Form S-1 effective October 19, 2004. In September 2004, we issued an additional 1,000 shares to two accredited investors (500 shares each) who are IWT customers, based on a fair market value of $2.75 per share on the date of issuance, in consideration for past loyalty. These shares have not been registered with the Securities and Exchange Commission.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5:	OTHER INFORMATION

Not applicable

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000)
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

Filed herewith.

(b)         Reports on Form 8-K

Form 8-K, filed on September 14, 2004, regarding changes in the certifying accountants.

Form 8-K, filed on September 22, 2004, regarding a change in the Company’s Insider Trading Policy regard 10b5-1 Plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

November 19, 2004	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

November 19, 2004	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer