Form 10-K
period 2004-12-31
IWT TESORO CORP
filed 2005-04-15
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

Commission File No. 000-31267

IWT TESORO CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	91-2048019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

191 Post Road West, Suite 10, Westport, Connecticut 06880
(Address of principal executive offices)(zip code)

(203) 221-2770
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $7,329,600

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  11,697,102 shares as of March 21, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s Information Statement for its Annual Meeting of Stockholders to be held on May 7, 2005.

PART I

FORWARD LOOKING STATEMENTS

Statements made in this Annual Report are “forward-looking statements” and are not historical facts.  For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future demand for our services and products, supply, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “would”, “anticipate,” “believe,” “estimate,” “plan” or “expect” or the negative of these terms and similar expressions we are making forward- looking statements.  You should be aware that these forward-looking statements are subject to risks and uncertainties.  Additionally, our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise these statements, whether as a result of new information, future events or otherwise.  New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them.  Factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements include, among other things:

•                  Our ability to successfully implement our business plan, including expanding our markets, increasing our product lines, and maintaining high quality customer service;

•                  Continuing and cultivating our relationships with current and new vendors;

•                  Funding our growth in a manner that is beneficial to our stockholders;

•                  Trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, roll out of products and services and acquisition opportunities;

•                  Restraints on pricing flexibility due to competitive conditions in the flooring industry, while taking into consideration factors beyond our control such as increases in freight and tariff charges, currency risks, and political conditions;

•                  Depending on third party suppliers outside the United States;

•                  The impact of adverse weather conditions, both in our targeted markets, as well as with respect to our foreign suppliers; and

•                  Other risks referenced from time to time in our SEC filings.

ITEM 1.                        DESCRIPTION OF BUSINESS

Executive Summary

Through our wholly owned subsidiary, International Wholesale Tile (IWT), IWT Tesoro Corporation (Tesoro) is principally a value-added reseller of ceramic floor and wall covering products (primarily ceramic, porcelain and stone tile) to the new construction and remodeling industries for commercial and residential marketplaces. We distribute our products through four distinct channels:

•                  Independent dealers and stocking distributors

•                  Major home center distributors

•                  Buying groups and design centers

•                  Regional wholesalers

We are exclusively a wholesaler and do not sell directly to any end user.  We also act as a fulfillment center for many of our customers.  We purchase our products largely from foreign manufacturers. Our primary source of revenue is from selling hard flooring materials. Our principal costs relate to acquiring, warehousing, selling and delivering our products. While we sell our products throughout the United States, the majority of our sales are currently in the Southeastern United States.

On a consolidated basis, we had net sales in 2004 of $44,925,449 and a net loss of $1,209,396.

Background

IWT Tesoro Corporation was organized in Nevada on May 3rd, 2000, originally under the name “Ponca Acquisition Corporation”.  Effective October 1, 2002, Tesoro acquired all of IWT’s common stock from IWT’s three shareholders. IWT was organized in Florida and has been in continuous operations since 1994. In exchange for the IWT stock, the IWT shareholders each received 3.0 million Tesoro shares, representing 87% of Tesoro’s then outstanding common stock.

In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro has three additional wholly owned subsidiaries.  These include:

•                  IWT Tesoro Transport, a USDOT licensed common carrier, organized to act as our freight carrier outside of Florida and to back haul non-household goods into Florida to help generate outside revenue which, has been insignificant through December 21, 2004;

•                  IWT Tesoro International, Ltd., a Bermuda corporation to act as a holding company for activities and assets such as agency agreements and investments in foreign operations; and

•                  The Tile Club, Inc., formed in 2004, was organized to acquire licensing, manufacturing and distribution rights for high-end designer and artistic based decorative tiles and to also act as an agent for foreign manufacturers from whom IWT has acquired exclusive distribution rights.

Our principal executive office is located at 191 Post Road West, Suite 10, Westport, CT 06880.  Our telephone number is (203) 221-2770.  Our web site can be found at http://www.iwttesoro.com.  Information contained on our web site is not part of this report.

Business and Growth Strategy

We believe that we have built our reputation by supplying quality products with superior customer service at competitive prices. We strive to stay up-to-date with the newest styles and trends in the ceramic floor and wall covering industry.  We also aim to introduce high quality new products to the marketplace as soon as practicable. We further believe that we have built confidence and loyalty among our customers by distributing products only on a wholesale level and not selling directly to the consumer. While we ship product in quantities that can range from small cut orders to full pallets or complete truckloads or containers, the core of our business is the cut order, i.e. less than a pallet of mixed floor, wall and decorative tiles specific to a project. This special handling and the reputation we enjoy as a dependable supplier allows us to maintain above average margins. We do not operate any retail outlets. This non-competitive relationship is unique in the ceramic floor and wall tile distribution industry, has been a key factor in our growth and defines us as a “value added reseller” rather than merely a distributor.  We believe that other keys to our success include actively merchandising programs assisting our dealer/customers to meet the consumer’s demand with products presented in attractive easy to visualize environments and acting as the extension of our dealer networks’ stock availability by warehousing levels consistent with the dealers’ delivery requirements.

Our warehousing and distribution centers contain over 420,000 square feet of storage space, in which we maintain over 17.0 million square feet of product ready for immediate shipment to our customers.  In 2004, we signed an agreement to realign our distribution facilities in Palm City, Florida. Realigning these distribution facilities will consolidate approximately 80,000 square feet of warehouse space currently in multiple small warehouses into one location, add 70,000 new square feet for future expansion and create a single 15-year lease for the Palm City facility.  With this new space, we will have over 310,000 square feet of storage space, 30 truck bays and room for approximately 20.0 million square feet of inventory.  Additionally during 2004, we entered into a lease for up to 120,000 square feet of warehouse space in Dallas, Texas.  This Texas facility serves our growing Midwest customer base.  As we expand, we will likely need additional satellite warehouse locations.

We have created Tesoro The Collection®, a branded collection of high quality porcelain floor and wall tiles complemented by coordinated decorative borders and listellos.  We support this collection with an extensive merchandising program including grouted display boards and racks, and institutional marketing and advertising.  We also plan to expand the Tesoro™ line of products by building our proprietary Tesoro™ brand awareness. We prominently display the Tesoro™ line at all of the national and regional flooring exhibitions in which we participate. We have also placed institutional print media and television advertising to educate consumers and to support our dealer network.  We further intend to grow by acquiring or merging with existing regional distributors.

Tesoro’s goal is to build a national distribution company that is a value added reseller delivering our products in three business days. In order to attain this goal, we believe we need to achieve the following objectives:

•                  Augment our client base and market penetration by expanding nationally and duplicating our Palm City, Florida and Dallas, Texas models into four additional major centers for our products,.  These include

•                  establishing sub-distribution centers in the West, Midwest and Northeast regions,

•                  creating dealer networks in each quadrant, acquiring or starting up one new territory per year, and

•                  expanding value added services, consistent with the central focus of providing building products through a network of independent dealers and distributors;

•                  Deepen our current customer base penetration by increasing our market share with current dealer customers, providing customer incentives, and creating a buying group for IWT customers;

•                  Maintain our high level of customer service and satisfaction;

•                  Obtain adequate capital to support the inventory levels our customers expect by raising additional capital through debt and equity financing as required, to fund growth within a prudent debt equity relationship;

•                  Continue strengthening our relationships with suppliers to ensure a continuous flow of high quality, contemporary designs that are competitively priced;

•                  Ensure a continuous flow of high quality, current design and competitively priced products by increasing our involvement in the manufacturing of products;

•                  Increase the number of  products we carry and;

•                  Strengthen our consolidated balance sheet by reducing our debt to equity ratio. We hope to accomplish this by using new equity to fund growth and eventually reduce debt.

On a short-term basis, we intend to look to acquire assets of businesses with products and services that complement our business.  We further intend to grow by acquiring or merging with existing regional distributors. We also are expecting to establish subsidiaries based in Spain and Italy to handle our relationships with manufacturers located in those countries.

The Ceramic Floor and Wall Tile Covering Industry

Tesoro believes that the statistical information described in this item (Description of Business) is the most current available.

Italian tile and stone have a rich history that dates back thousands of years. The Greeks constructed temples and ornate statuary with it. The Romans used it to pave their halls of power. The enduring quality that these fine stones have brought to the magnificent palaces and villas of Europe, are now in high demand in the United States.

It is this expression of style and grace that has made tile and stone a sought-after design material in building and remodeling projects across America, the fourth largest consumer of tile in the global market representing about 20% of global consumption. While the United States consumes 20% of the global production, on a per capita basis the United States lags far behind the European community (Europeans consume an average of 55 square feet per year compared to seven square feet per year for Americans). Coupled with the robust housing and general construction markets in the United States, this gap in per capita consumption has the Italian and Spanish manufacturers searching for ways to fill a perceived vacuum.

The U.S. wholesale market for ceramic floor and wall tile products was $2.5 billion in 2003, up 8.4% from 2002. Market Studies, Inc., a recognized industry market research firm, estimates that the continuing demand for new housing, the remodeling market expansion and the general movement away from soft flooring materials, such as carpet, will push the market for our products to $3.4 billion by the end of 2008. While increasing interest rates may have a temporary impact on the new home construction industry, studies show that over any length of time the impact is minimal. This is particularly true in the Sunbelt (southern and southwestern United States) where we have our strongest presence. Of course, we cannot assure anyone that these estimates will be achieved or if met, will occur when expected.

The U.S. ceramic floor and wall covering market has been positively impacted by:

•                  U.S. population growth, requiring new and renovated housing and commercial space;

•                  Housing starts reached 1.85 million units in 2003, surging by 8.4%, which was the best performance in 26 years;

•                  In 2003, the new construction market rebound was driven by a 10.3% surge in the residential sector, which included:

•                  2003 issuance of building permits was up 6.6%, and

•                  New, one-family home sales rose 13.8% in the south, our primary market;

•                  Mortgage rates at a 40-year low made homes affordable for an expanding number of households while the refinancing of existing mortgages improved consumers’ financial positions and provided increased funds for spending and for remodeling;

•                  Increasing average house size (up approximately 30% since 1980); and

•                  Growth in vacation (second) home ownership.

Ceramic tile usage in the United States doubled in the past eight years, from 1.42 billion square feet in 1996 to 2.86 billion square feet in 2003. The compound average growth rates for units sold (measured by square yards) for each of the floor covering categories above for the period from 1998 through 2002 have exceeded the growth rate of the United States’ gross domestic product over the same period. During this time, based on square footage, as cited by July 21, 2004 Floor Covering Weekly, the compound average growth rate was 8.7% for ceramic tile.

Forty-nine percent of imported ceramic tile comes from Italy, 17% from Spain and 10% from Mexico. The balance originates from a large number of countries including Brazil, Turkey, China and Portugal. The United States’ market is the fourth largest consumer of tile in the global market representing about 20% of global consumption. Our products are primarily imported and our purchases distributed among international suppliers approximates these national statistics.

The average wholesale price of ceramic tile edged lower in 2003, falling to $.89 per square foot. This decline was due primarily to a 4.7% reduction in the prices for domestic product. Imported ceramic tile costs rose two cents a square foot to $.79 in 2003, largely on price increases for Italian tile. The strong demand for new and remodeled housing in the United States, coupled with the continuing shift by the consumer away from carpet and toward hard surfaces, has resulted in a forecast by Market Studies, Inc. that the demand will remain robust and that prices will stabilize.

Market Studies, Inc. projects that the U.S. ceramic tile market will reach 3.76 billion square feet by 2008, posting and annual growth rate of 5.6%. Imports will continue to outpace domestic production, garnering an additional 4% market share. The value of this market is expected to reach $3.4 billion by 2008, expanding at a 6% annual pace as prices for ceramic tile firm.

Long acknowledged for its durability and functionality, ceramic tile now means fashion. Consumers can chose from soft hues or primary colors, finishes that resemble stone, wood or fabric, and can incorporate metal and glass accents for flexible design. The high growth rate of ceramic tile relative to other flooring options has led to more full service distributorships, manufacturers, and retailers adding ceramic tile to their lines. With more floor space being devoted to ceramic tile at retail, efforts at product differentiation have intensified. Licensing, a relatively new strategy in the ceramic tile marketplace, is heating up, including the following partnerships: Shaw Industries with Martha Stewart and Kathy Ireland; Witex with Laura Ashley, Armstrong’s Liz Claiborne line in partnership with Carpet One, and Marrazzi Group with Benetton.

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

IWT’s Products

We purchase our products on the world market. Approximately 50% of our products are imported from Italy, 30% from Spain and the balance from Brazil, Turkey and China. Each foreign manufacturer has registered agents in the United States that work with us, as well as with other distributors. We believe that we maintain close personal contact with our suppliers, visiting the plants regularly and working with suppliers to influence design, quality and reliability. We do not currently purchase any raw materials, but only finished goods. Our principal suppliers and the countries in which each is located include

•                  Gruppo CBS, division of Kis Ceramiche, Italy;

•                  Ceramica UDA, Italy

•                  Alfa Ceramica, Spain

•                  Imolagres, Italy;

•                  Ceramica Gomez, Spain;

•                  Ceramica Colli, Italy;

•                  Ceramica Fondavalle, Italy; and

•                  Ceramica Gaya, S.A., Spain.

Our product types include ceramic tile, porcelain tile, tumbled marble, mosaic listellos and medallions, honed and filled marble, unfilled marble, resin travertine listellos, and polished medallions. Each year, new products are added to our product line. For example, in 2004, we added granite counter and backsplash tiles to our product mix. Items are removed when they become obsolete, which we define as having minimal sales in any consecutive 12-month period.

We maintain a wide distribution of price points for our product. Our lowest priced products include red body ceramic tiles to mid priced solid body porcelain to higher priced natural stone tiles. Pricing strategies are also designed to provide incentives to customers for purchasing product in larger quantities. While the average wholesale price of ceramic floor and wall tile has continued to decline, reaching $0.89 per square foot in 2003, according to the industry magazine, Floor Covering Weekly (July 2004), the market for high- end porcelain tiles and decorative/designer tile has been increasing. The development of a dual price point market has given rise to a bimodal environment for us, through our branded porcelain collection and natural stone products, has been able to maintain an above average wholesale price. We will continue to emphasize this high-end tile and stone by selectively marketing them to dealers and distributors with customer bases that demand such products. Our unique position as a pure wholesaler gives us a clear advantage in this hourglass shaped market.

We ship product to our customers in quantities ranging from “cut order” specific to a consumer’s project to full pallets of a single product to full container and truckload packages. These larger quantities allow our customers to stock their own product to service cash and carry consumers.

We import a majority of our products into the Port of Miami.  In 2004, we expanded our distribution facilities to Dallas, Texas.  Product imported for distribution from our Dallas facility arrive via the Port of Houston. Orders that are shipped directly from the manufacturer to our customers may enter through any number of U.S. Ports.

Inventory

We are committed to maintaining inventory levels that support the sales of our customer network. We currently maintain over 17.0 million square feet of product in inventory, representing over 2,500 SKU’s (individually numbered product items). We also act as the warehouse and fulfillment source for many of our approximately 2,700 dealers and wholesale customers. We target an inventory turn over rate of 1.5 to 2.0. This turn over rate is established to minimize out of stock situations and to attain our goal of same day shipping for qualified orders received by 2:00 p.m.

Industry trends toward product packages, floor and wall tile combinations and the pre-organized tile, borders, decorative listellos, bull nose and end caps, increases the number of parts we must carry in stock to ensure that our dealers can meet the demand of their consumer.

Freight and Transportation Costs

We base our distribution costs on a number of factors including, among others,

•                  factory cost,

•                  freight (international and domestic), and

•                  duties, tariffs, taxes and other regulatory costs.

Ocean freight charges differ from country to country therefore our selling price is based on factors specific to each international manufacturer. We pay most of our international manufacturers in U.S. dollars. The strength of the U.S. dollar relative to a specific country’s currency will have an impact on the price we pay for product. Additionally, we also take into account that title to our products transfers at the port of the originating country. We generally ship between 10 and 20 containers at any one time. We currently estimate that our maximum exposure for loss would be approximately $150,000. Based on maritime loss history, cost of ocean marine insurance and our ultimate ability to subrogate against the freight carrier, we self-insure in the event of loss after title is taken.

Our in-bound freight cost, gasoline, fuel and other surcharges have increased our shipping costs of which we have not yet passed on to our customers. As such, our gross margins may be lower because we are currently absorbing these increased costs.

As a result of increasing out-bound freight costs, we organized IWT Tesoro Transportation, Inc., a federally licensed freight carrier. By working with this affiliate company to supply a portion of our shipping needs, we hope to have more control over these costs.

IWT’s Customer Base and Distribution Channels

We currently distribute our products through four separate distribution channels.

•                  The independent retail floor-covering dealer and stocking distributor market is our largest channel. This channel currently accounts for about 54% of the sales revenue. These customers, who sell directly to the public, can be either “cut to order” or “stocking” dealers/regional distributors. We currently serve approximately 2,000 customers in this channel through our sales personnel. In addition, we have sub-distributors that handle specific market territories for limited numbers of our Tesoro-The Collection® product packages.

•                  The major home center “buy-it-yourself/do-it-yourself” store market makes up our second distribution channel. These customers typically operate under blanket purchase orders. There are three basic programs for home center stores. The first is a special order program. Consumers place orders from sample boards provided by us to the store. The store representatives forward these orders to us and we ship the product either directly to the consumer or to the store for pick-up by the consumer. The second program is a stocking program, which provides for a home center store to maintain specific product inventories for their cash and carry trade.  The third program is “Special Buys”. Under this program the customers purchase large quantities of specific product for special promotions.  The home center store channel currently accounts for about 8% of our revenue.

•                  Our third channel, accounting for 16% of our revenues, is made up of national buying groups. These groups support independently owned, branded floor covering outlets with coordinated buying agreements that require us to market directly to each individual retail outlet. This channel also includes large builders, who staff and maintain captive design centers specifically for their own customers.

•                  Our fourth channel is the bulk sale channel. In this channel we service retail buyers that purchase full truckloads or containers of specific product that is manufactured for us specifically for this program. These products can be drop-shipped from our manufacturer directly to the customer. The customer base for this channel is the United States and Canada. This channel makes up the remaining 22% of our sales.

We maintain a separate and coordinated sales force for each of the channels of distribution. The geographic distribution of our sales is predominately in the Southeastern United States, which accounts for 80% of our sales, however we do make sales throughout the United States. We also sell different product series to each channel to avoid market saturation or channel conflict. Currently, we do not sell to any single customer, which aggregates to more than 5% of our sales.

Merchandising

The market for ceramic tiles, once characterized by little or no brand recognition, is beginning to enter into branding agreements with well-known designer names such as Ralph Lauren and Laura Ashley. In May 2002, we introduced our proprietary brand Tesoro-The Collection®. Tesoro is a collection of porcelain tiles and decorative inserts, borders, and accents that will be marketed throughout the United States. We have invested in specifically designed display racks that communicate the quality and value of our new brand that we believe assist our dealers in communicating product combinations to the consumer.  We are continually updating these displays with new products. We have a fifteen-year manufacturer’s warranty program for Tesoro-The Collection® products that we believe elevate the quality position of our products.

In addition to the display units, we provide our customers with display boards that are smaller and show a single line of product with its accent pieces. These boards are portable so as to allow the dealer to easily show our product or take it to the installation site. Our sales force distributes lose sample packs, usually an assortment of colors for a single product line, whenever a line or dealer needs restocking. We account for the sample packs and display units and sample boards, along with the labor and overhead involved in creating them, as promotional expenses, when they are distributed to the customers.  Our promotional expense represents a significant part of our cost of doing business.

Credit and Collection Procedures

We maintain strict criteria for credit approval:

•                  Potential customers must complete our credit application;

•                  Credit must be approved by our credit department; and

•                  We may require a personal guaranty.

Once approved, typically our dealers receive 30-day terms. Our bulk truckload customers may be offered extended terms of payment. We have purchased credit insurance for these extended term customers to offset some of the risk inherent in the extending of longer credit terms.

Additionally, to be an IWT customer, a business must, at the least:

•                  Have a storefront designed to market tile

•                  Sell to retail customers

•                  Operate at lease one forklift

•                  Capable of accepting material in bulk

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

Competition

We compete in the flooring industry with both large national companies that supply both soft and hard materials and with smaller regional distributors that focus specifically on ceramic, porcelain and stone. Vertically integrated companies such as Shaw Industries and Mohawk, the two largest flooring providers, account for over 60% of the hard surface market in the U.S. While maintaining their dominant positions in the carpet market, both companies are moving aggressively into the hard flooring sector. Dal-tile, a subsidiary of Mohawk, manufactures, wholesales and retails tile on a national basis.

Regional competitors such as Master Tile, Florida Tile and Arizona Tile act as both wholesalers and retailers. In their markets, each supplies smaller dealers and distributors and also operates branded retail outlets. We currently only distribute at the wholesale level.

We believe that our competitive strengths include:

•                  Focusing solely on the wholesale segment of the distribution process. We do not own or operate direct to consumer locations. We work exclusively through dealers and stocking distributors or buying groups who service the buying public. As a result, we do not compete with our customers. Our customers can buy from us specific materials to meet a consumer’s need, i.e. “cut orders” or can stock limited amounts of product for cash and carry business by purchasing larger quantities.

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

•                  Building our Tesoro-The Collection® brand equity. We are branding our designs and many of our products with our Tesoro Brand. We incorporate products from different manufacturers and different countries into programs that leverage the best of each source to create Tesoro collections. Unlike most other tile and ceramic products, Tesoro products include a 15-year manufacturer’s warranty against wear.

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

By maintaining these competitive strengths, we currently believe that we can profitably challenge our competitors for a greater share of our targeted market.

Additionally, manufacturers generally extend exclusives through their agents to distributors based geographically. Therefore, we currently believe specific product-to-product competition is rare.

Government Regulations

The Federal Trade Commission regulates our wholesale operations. The Federal Motor Carriers Administration regulates Transport’s freight activities. International is an exempt company subject to Bermudian commercial law. We do not expect to import product into Bermuda and will therefore maintain our exempt status. Both federal and state authorities regulate the distribution and sale of imported products. We have obtained all required federal and state permits, licenses and bonds to operate our businesses. We make no assurances that our operations and profitability will not be subject to more restrictive regulations, oversight or increased taxation by foreign, federal, state or local agencies.

We currently purchase our products from foreign manufacturers in U.S. dollars. Our fund transfers are relatively large. The Office of the Comptroller of the Currency (USOCC) monitors these activities. Should the Euro continue to strengthen against the US dollar, we could see an increase in our cost of product that we may not be able to pass on to our customers and therefore we could suffer a detrimental impact on our profitability. Our competitors rely as heavily on imported product as we do. Therefore, we do not see any change in the competitive landscape for ceramic tile as a result of the strength of the Euro.

Acquisitions and other Interests

Tesoro intends to expand its operating activities globally. We have had preliminary discussions with manufacturers, product aggregators and agencies in Spain, Italy and Brazil. We expect to take an interest position in several operations during 2005. In the United States, we plan to expand our geographical position by acquiring the assets of similar, but smaller, distributors.  We cannot assure anyone, however, that any of these discussions will result in the intended acquisitions or that any acquisitions, if made, will generate the planned revenue or profits.

Intellectual Property

We incorporate our proprietary brand Tesoro™ in connection with a collection of porcelain tiles and decorative inserts, borders, and accents.  With respect to this brand, we rely on common law and Lanham act protection.  In December 2004, we were granted federal trademark protection for our mark Tesoro The Collection®.  We make no assurances that any trademark or other protections will be meaningful. We are not aware of any claims of infringement against us and we have not been involved in any related court proceedings.

We are also in preliminary discussions to create unique artwork and high-end tile designs for national distribution.

Employees

IWT currently employs 115 non-union employees, of which 113 are full-time and 2 are part-time, including 52 warehouse staff and 23 salespeople covering sales in United States and Canada. The remaining 40 employees include customer service, accounting and administrative positions. IWT believes that its relationships with its employees are good. Tesoro currently has two employees. Transport has one employee. Neither International, nor The Tile Club currently has any employees.

Important Risk Factors Concerning our Business.

You should carefully consider the following risk factors and all other information contained in this Annual Report in evaluating our business and prospects.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties other than those we described below that are not presently known to us or that we believe are immaterial may also impair our business operations.  If any of the following risks occur, our business and financial results could be harmed.  You should also refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

The ceramic, floor and wall tile industry is cyclical and prolonged declines in residential or commercial construction activity could adversely affect our business.

Our industry depends on residential and commercial construction activity, including both new construction, as well as remodeling. New construction activity and remodeling to a lesser degree, is cyclical in nature and a prolonged decline in residential or commercial construction activity could have a material adverse effect on our business, financial condition and operating results. Construction activity is significantly affected by numerous factors, all of which are beyond our control, including, among others,

•                  national and local economic conditions;

•                  interest rates;

•                  housing demand;

•                  employment levels;

•                  changes in disposable income;

•                  financing availability;

•                  commercial rental vacancy rates;

•                  seasonal weather conditions;

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

We expect that we will need to obtain additional financing from both banking and equity financings for future acquisitions and growth.  If we cannot secure these additional funds, we may not be able to expand our business or if we do, in the time frame that would be profitable to us.

Future events such as the problems, delays, expenses and difficulties frequently encountered by wholesale tile and ceramics distributors like us, may lead to increased costs that could make it difficult for us to succeed with our objectives. To raise additional capital, we may sell additional equity securities, accept debt financing, or obtain financing through a bank or other entity. There is no limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to debt. If we need to obtain additional financing, it may not be available or it may not be available on terms acceptable to us. Likewise, an offering of our securities may not be successful. If additional funds are raised through issuing additional stock, the value of our outstanding stock may be significantly diluted.

Our future capital requirements will depend upon many factors, including the following:

•                  The magnitude of the inventory we must carry to adequately support our customers;

•                  The volume of sample material and product we must have in place with our customers to help merchandise our products;

•                  The number of different product variations demanded by our customers;

•                  Currency fluctuations, particularly with respect to the Euro Dollar against the U.S. Dollar;

•                  The rate at which we expand our operations; and

•                  The occurrence, timing, size and success of acquisitions.

To the extent any new acquisitions cannot be readily integrated into our business, our existing business could be adversely hampered.

A major element of our business strategy is to acquire complementary businesses.  To the extent that these businesses cannot be easily integrated into our own, require too much equity or take away any of our management beyond what is expected, our existing operations could be adversely affected.

Failing to identify suitable acquisition candidates, to complete acquisitions and to integrate the acquired operations successfully could adversely affect our business operations.

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

Additionally, acquired operations may not achieve levels of sales, operating income or productivity comparable to those of our existing operations, or perform as expected. Acquisitions may also involve a number of special risks, some or all of which could have a material and adverse effect on our business, operating results and financial condition. Among these risks are:

•                  Being unable to integrate operations, systems and procedures and to eliminate redundancies and excess costs effectively;

•                  Diverting management’s attention and resources; and

•                  Difficulty retaining and training acquired key personnel.

We face intense competition in the ceramic floor and wall tile industry, which could decrease demand for our products and could have a material adverse affect on our profitability and revenues.

The industry is highly competitive. We face competition from a large number of domestic and foreign importers and independent distributors of floor covering products. Some of our existing and potential competitors may be larger and have greater resources and access to capital than we do. Maintaining our competitive position may require us to make substantial investments in our product design efforts, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for our products and in the loss of market share. In addition, we face, and will continue to face, pressure on sales prices of our products from competitors, as well as from large customers. As a result of any of these factors, there could be a material adverse effect on our sales and profitability. Hard flooring products also face competition from alternative products such as carpet and vinyl. Changes in customer attitudes toward hard flooring and wall covering materials could also adversely affect our ability to market and sell our products profitably.

•                  Future events, including the problems, delays, expenses and difficulties frequently encountered by wholesale tile and ceramics distributors like us, may lead to increased costs that could make it difficult for us to succeed with our business plan.  These include increased freight and transport changes, particularly as the cost of fuel continues to rapidly increase, the ability to receive product at U.S. ports that are already overcrowded with international goods and fluctuating quarterly operating results, often times as a result of factors beyond our control such as weather conditions and political climate, which could result in a lower price for our common stock.

•                  Failing to identify suitable acquisition candidates, to complete acquisitions and to integrate the acquired operations successfully could adversely affect our business strategy and operations.

•                  We may be unable to obtain products on a timely basis, which could materially have an adverse effect on our business.

•                  If we are unable to retain our management team, our business operations and our growth objectives may be adversely affected.

Adverse weather conditions, such as the recent hurricanes in Florida, could adversely affect our sales, as well as our ability to provide customers with product on a timely basis.

The Southeastern part of the United States, particularly Florida, sustained major damage from the recent hurricanes.  While our warehouse facilities were not damaged, a number of dealers to whom we sell product were unable to do business for several weeks.  Additionally, we did not receive product on a timely basis because of the imclement conditions.  As a result, our sales for the third quarter of 2004 were adversely affected.  Additionally, major international catastrophes such as the tsunami and recent earthquakes could adversely affect our business in a number of ways, all of which are beyond our control and cannot be anticipated.

If we are unable to retain our management team, our business operations and our growth objectives may be adversely affected.

Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Henry J. Boucher, Jr., our Chief Executive Officer, Forrest Jordan, our Chief Financial Officer and Senior Vice President, and Paul F. Boucher and Grey Perna who also are Senior Vice Presidents, as well as other of our management members. While we do have written employment agreements with each of these individuals, we currently do not have employment agreements with all our employees. The loss of the services of any of these individuals may have a material adverse affect on our business, financial condition and operating results. We may not be able to maintain and achieve our growth objectives should we lose any or all of these individuals’ services.

Our quarterly operating results fluctuate, which could result in a lower price for our stock.

Our quarterly results may be affected by a variety of factors, some of which are beyond our control, including, for example, the following:

•                  Introducing new products or pricing programs by our competitors;

•                  Increased transportation costs;

•                  Increases in selling and marketing expenses, as well as other operating expenses;

•                  Adverse weather conditions;

•                  Economic conditions specific to our industry; and

•                  Costs and risks associated with potential acquisitions.

Of these conditions, the 1st, 2nd, 4th and 5th factors are largely beyond our control.

We may be unable to obtain products on a timely basis, which could materially have an adverse effect on our business.

We currently do not manufacture any of the products we distribute. Our business depends primarily upon a continuous supply of material from third party suppliers. We currently obtain our products from one domestic and over 40 foreign manufacturers. While we believe this large group of suppliers insulates us from the effect of any one supplier, international supply relationships are sensitive to geo-political situations beyond our control. In particular, we depend on suppliers in Italy and Spain and any disruption in this supply chain could put us in a difficult position. Any extended interruption in product supply would disrupt our operations, which could adversely affect our business, financial condition and operating results.

Because we do not carry any insurance on products in transit, we risk losing entire shipments.

Title to our products transfers either at the port of the originating country or at the foreign factory in the case of inventories held for direct shipment to our customers. We self-insure in the event of loss after title is taken. We only ship between ten and twenty containers at any one time. We currently estimate that our current maximum exposure for loss would be approximately $150,000. Because we often place special orders on behalf of our customers, if any shipments were lost or damaged, our clients would not be able to receive their product in a timely fashion, which, in turn, could adversely affect our relationship with those customers. To date, we have only incurred minimal losses with respect to products that have been lost after we acquired title.

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

We may be unable to pass on increases in transportation costs to our customers, which could have a material effect on our profitability.

Significant increases in transportation costs could adversely effect our operating margins and our business, financial condition and operating results. Although we generally attempt to pass on increases in the costs to our customers, our ability to do so is, to a large extent, depends on the rate and magnitude of any increase, as well as competitive pressures and market conditions for our products. There have been, in the past and may be in the future, periods of time during which increases in this cost cannot be recovered. During these periods, our profitability could be adversely affected. Likewise, the outbound transportation costs differ depending on how far our products are to be shipped, which may not always be passed on to our customers.

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

If we cannot manage our growth, we could limit our ability to capitalize on new business opportunities that may arise or to implement our business plan or attain our objectives. Additionally, we cannot assure anyone that our personnel, systems and controls will be adequate to support future growth. Our inability to manage growth or to maintain the quality of our products and services could cause us to lose customers and could significantly increase our operating expenses.

We depend on outside distributors for product sales.

We sell our products primarily through a network of dealers and sub-distributors. Our distributors do not have a minimum sales requirement and are independent contractors. If we do not competitively price our products, or if the quality of the products is substandard, our distributors may fail to aggressively market our products for us. If our distributors do not successfully sell our products, then our revenue and profits may not materialize.

Generally, we must pay all costs and expenses incurred with defending any actions alleged against any of our directors.

Our articles of incorporation and bylaws provide that we may indemnify our Officers and Directors against losses sustained or liabilities incurred arising from any transaction in that Officer’s or Director’s respective managerial capacity unless that Officer or Director

•                  violates a duty of loyalty,

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

We import most of the product we sell from countries whose currency is the mainly the Euro Dollar. We write a majority of our purchase contracts and pay for materials in U. S. dollars. On those purchase contracts that we pay for in Euro dollars, we have begun feeling the negative impact of the strength of the Euro against the U.S. dollar, although not material. To the extent we are unable to pass these fluctuations along we may suffer adverse affects on our business, financial condition and operating results. The foreign manufacturing facilities that supply us pay all their expenses in their country’s currency. This means that we realize a benefit when a country’s currency devalues against the U.S. dollar, although that country’s inflation rate or internal expenses may offset this benefit. Any future increases in a country’s inflation rate, which are not offset by devaluation of their currency, may negatively impact our operating results. To the extent that a foreign country’s currency appreciates against the U.S. dollar, there could be a material adverse effect on our business, financial condition and operating results.

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  The Financial Accounting Standards Board has issued a new accounting standard that requires companies to record compensation expense in the statement of operations for employee stock options using the fair value method.  Implementing this requirement could have a significant negative effect on our reported results or impair our ability to use equity compensation to attract and retain personnel.  New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future.  Changes to existing rules may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and newly enacted SEC regulations are creating uncertainty for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

A few individuals own a significant percentage of our stock.

As of March 21, 2005, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 84% of our outstanding common stock.  Three directors who each serve as Tesoro Senior Vice Presidents beneficially owned, approximately 75% of our outstanding common stock. The remaining 9% is beneficially owned by our Chairman and Chief Executive Officer and our outside directors.  As a result, our executive officers and directors are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

Additional Information

Tesoro makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after they are filed or furnished to the Securities and Exchange Commission. Such reports are available on the Company’s Web site (http://www.iwttesoro.com) or can be obtained by contacting Investors Relations group at 1.203.221.2770 or at IWT Tesoro Corporation, 191 Post Road West, Suite 10, Westport, Connecticut 06880.  Information contained on our web site is not part of this annual report.

ITEM 2.                        PROPERTIES

Executive Office Space – Tesoro - Connecticut

Tesoro currently subleases office space in Westport, Connecticut. We pay a monthly base services fee of $2,400 per month and our lease expires September 2005.  Tesoro anticipates that it will be securing a more permanent space in the foreseeable future.

Warehouse and Office Space – IWT - Florida

In December 2004, IWT signed an agreement to realign its distribution center facility on April 1, 2005. This agreement consolidates under one 15-year operating lease all 310,000 square feet of our Palm City, FL warehouse facilities.  Amongst the consolidation is approximately 80,000 square feet of warehouse space currently in multiple small warehouses. We will expand our warehouse capacity by 70,000 square feet to accommodate expected growth and  integrate into two adjacent warehouses all of the company’s Palm City operations.  Of the total 310,000 square feet, 10,000 square feet (on two floors) is for office space.

We expect that the additional warehouse space will be ready during the second quarter of 2005.  The initial lease amount will be approximately $31,000 per month for the first year, escalating to $41,000 per month through year 15.

IWT Warehouse Space - Texas

Effective December 1, 2004, IWT entered into an agreement to lease warehouse space in Dallas, Texas.  Over the next 18 months, IWT will use 56,000 square feet and will subsequently take over an additional 74,000 square feet, for a total of approximately 120,000 square feet.  The lease is for 64 months. The average monthly lease amount is approximately $40,000, based on the life of the lease and includes, in addition to the lease space, common area charges, taxes, insurance and management fees. The new warehouse space is our first warehouse facility outside Florida.  IWT expects that it will support its current customers and sales force in Texas and in the Southwest.  This new location is also part of IWT’s strategic plan to increase its sales and customer service throughout the Sunbelt (southern and southwestern United States).

The total costs of our long-term operating leases as of December 31, 2004, are estimated as follows:

2005	$1,462,000
2006	$1,823,000
2007	$1,973,000
2008	$2,003,000
2009	$2,033,000
Thereafter (remaining portion of a 15year lease)	$17,617,000
TOTAL	$26,911,000

ITEM 3.                        LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.                        MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)                               Market Information

We have been filing periodic reports with the Securities and Exchange Commission since October 2000. Our common stock has been trading on the OTC Bulletin Board since December 17, 2003 under the symbol “IWTT” on a limited and sporadic basis and there is no established public trading market for our common stock nor may there every be. For the periods indicated, the following table presents the range of high and low sale prices for the common stock as reported by the OTC Bulletin Board.

	High Bid	Low Bid
2003
December 17— December 31	$6.50	$6.00
2004
First Quarter	$6.25	$5.00
Second Quarter	$5.25	$4.00
Third Quarter	$4.25	$2.25
Fourth Quarter	$3.75	$2.48
2005
January 1 –March 21	$2.55	$1.60

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock”, for purposes relevant to Tesoro, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require

(i)                                     that a broker or dealer approve a person’s account for transactions in penny stocks, and

(ii)                                  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, they must

(i)                                     obtain financial information and investment experience and objectives of the person, and

(ii)                                  make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,

(i)                                     sets forth the basis on which the broker or dealer made the suitability determination, and

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

(b)                               Our Stockholders

At March 21, 2005, 11,697,102 shares of common stock were outstanding, which were held by approximately 224 stockholders of record.

(c)                                Our Dividend Policy

We have never paid, and do not expect to pay, any cash dividends on our common stock in the coming year.

(d)                                 Securities Authorized to be Issued upon our Equity Compensation Plans

Equity Compensation Plan Information –

	(a) Number of Securities to be issued upon Exercise of Outstanding options, warrants and rights		(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by stockholders	517,749		$3.14	3,329,151
Equity compensation plans not approved by stockholders	0		0	0
Total	517,749	(2)	$3.14	3,329,151	(1)

(1)          Tesoro’s Stock Incentive Plan includes the right to grant options and to issue restricted stock and the Plan was approved by Tesoro’s then sole stockholder in December 2001. This number reflects 152,700 restricted and 400 registered shares that have been issued all pursuant to the Plan through December 31, 2004. In January 2004, all the shares underlying the Plan were registered pursuant to a registration statement on Form S-8 and those shares already issued were registered for resale, all pursuant to a registration statement on Form S-8.

(2)          Of the 517,749 options granted, 331,667 are vested.

ITEM 6.                        SELECTED FINANCIAL DATA

The following table sets forth the selected financial data of the Company for the periods indicated, which information is derived from the consolidated financial statements of the Company.  The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidate financial statements and notes thereto included elsewhere herein.

	2004	2003 (3)	2002(1)(2)(3)	2001 (2)(3)	2000 (2)(3)
		(restated)	(restated)	(restated)	(restated)
Statement of earnings data:
Net sales	44,925,449	32,604,546	25,387,708	19,626,819	14,898,423
Cost of sales	27,790,173	19,814,514	15,268,535	12,629,138	10,228,039
Gross profit	17,135,276	12,790,032	10,119,173	6,997,681	4,670,384
Operating expenses	17,671,748	13,562,593	8,694,101	5,760,552	4,688,909
Operating Income (loss)	(536,472)	(772,561)	1,425,072	1,237,129	(18,525)

Interest expense	(627,439)	(480,139)	(328,920)	(424,527)	(513,927)
Other income (expense), net	(45,485)	(15,421)	(15,788)	9,789	(876)

Income (loss) before income taxes	(1,209,396)	(1,268,121)	1,080,364	822,391	(533,328)
Income taxes benefit	—	—	597,174	—	—
Net income (loss)	$(1,209,396)	$(1,268,121)	$1,677,538	$822,391	$(533,328)
Earnings (loss) per share
Basic and Diluted	$(0.10)	$(0.11)	$0.15	$0.09	$(.08)
Weighted average common shares outstanding
Basic and diluted	11,679,028	11,197,655	10,845,775	9,000,000	6,000,000

Balance sheet data
Total assets	$34,586,744	$22,737,941	$11,062,676	$8,163,779	$8,470,974
Working capital	14,260,112	9,612,516	2,901,965	3,220,341	2,225,059
Long term obligations	16,593,794	10,129,745	5,486,800	4,640,004	3,851,995
Stockholder’s equity	753,251	1,667,722	(1,351,944)	(735,389)	(1,036,334)

(1)                                  During the first nine months of 2002, IWT was taxed as an “S” corporation. Accordingly, no provision or liability for Federal income taxes is reflected. Instead, the stockholders were liable for individual Federal income taxes on their respective share of IWT’s taxable income.

(2)                                  Tesoro acquired International Wholesale Tile on October 1, 2002. Financial statements for the years ended December 31, 2000, 2001, and 2002 represent pro-forma audited statements.

(3)                                  See Note 2 to Consolidated Financial Statements for discussion of restatements.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We were incorporated on May 5, 2000 as a Nevada corporation. Our principal office is located at 191 Post Road West, Suite 10, Westport, CT 06880. Any reference in this “Management’s Discussion and Analysis or Plan of Operations” discussion to “the company”, “our”, “we” or “us” refers to Tesoro.

Effective October 1, 2002, we acquired International Wholesale Tile, Inc. (IWT) through a share exchange and IWT became our wholly owned subsidiary. We issued nine million shares of our common stock in exchange for all of the IWT shares. Tesoro has three additional wholly owned subsidiaries. The first is IWT Tesoro International, Ltd., which was created to own and manage assets relating to any of our potential future overseas activities. The second is IWT Transport, Inc., organized to handle our domestic freight operations. Finally, the Tile Club, Inc., organized in 2004, was formed to acquire licensing, manufacturing and distribution rights for high-end designer and artistic based decorative tiles, and to act as a domestic agent for selected manufacturers.

Company Overview

The Company is a value added distributor of imported ceramic, porcelain and stone flooring and decorative wall tiles. Our warehousing and distribution centers contain over 420,000 square feet of storage space and over seventeen million square feet of product ready for immediate shipment to our customers. In 2004, we signed an agreement to realign and expand our Palm City, FL distribution center facility.  This agreement consolidates multiple agreements into a new single fifteen-year lease.  We expect this realignment and expansion to be completed early in the second quarter of 2005.  Realigning our Florida distribution facilities will consolidate approximately 80,000 square feet of warehouse space currently in multiple small warehouses into one single facility, provide an additional 70,000 square feet of warehouse space for future anticipated growth and create a second facility similar in size and adjacent to our first warehouse. Our total warehouse capacity in Palm City will be approximately 300,000 square feet.  In 2004, the Company signed a five-year lease for a warehouse facility in Dallas, Texas.  The Dallas facility contains approximately 120,000 square feet.  The Company’s primary strategy is to be a reliable supplier and not a competitor to its customers.

Management believes that the critical success factors to the Company’s business are its ability to:

•                  Maintain relationships with and serve a growing base of independent dealers, distributors and wholesalers by providing adequate stocks of in demand product at reasonable and competitive prices;

•                  Stay ahead of the trends in color, texture and format that drive demand for our fashion based products; and

•                  Make the correct investments in product inventories, relationships with suppliers and logistics and support services to ensure our continuing capability to meet our customers’ expectations.

Our primary source of revenue is the sale of hard flooring and wall covering materials and our primary costs relate to the acquisition, warehousing and delivery of those products. While sales are made throughout the United States, the majority of our sales are in the southeastern quadrant of the country. The primary sources of working capital are a $ 25.0 million (US) revolving line of credit from a large US commercial bank, our suppliers who extend us payment terms and our stockholders’ equity.

On December 17, 2003 we began trading our stock on the OTC Bulletin Board under the symbol IWTT. During 2005, we expect to raise additional equity through both the public and private markets. Any new capital raised will be used to strengthen our balance sheet and to provide capital for continued growth.

During the year ended 2004, the Company continued to expand its distribution channels beyond its traditional small and mid sized floor covering dealers in the southeastern United States. These channels included larger regional distributors outside the southeastern United States, home center stores and floor-covering dealers that focus on the builders of new construction units.

In 2004, we formed a new wholly owned subsidiary, The Tile Club, Inc. (TTC). TTC is a Delaware corporation. TTC will serve as a licensor and distributor of specialty tiles. It will also act as an agent for some of our foreign manufactures with whom we have exclusive distribution rights in the United States and Canada.

Results of Operations

We are a small distributor in a growing market. We are entering new markets and adding new products. As a result we anticipate being able to grow faster than the market as a whole for the next several years. Currently, the ceramic floor and wall tile industry in the United States is $2.54 billion and growing at a seven to ten percent rate. We estimate that our share of this market is approximately 1.5%.

The following discussions and analyses should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K.

Results of Operations for the Years ended December 31, 2004, 2003 and 2002

	For the Years Ended December 31,
	2004		2003		2002
			(as restated)		(as restated)
Revenues	$44,925,449	100.0%	$32,604,546	100.0%	$25,387,708	100.0%
Cost of goods sold	27,790,173	61.9	19,814,514	60.8	15,268,535	60.1
Gross profit	17,135,276	38.1	12,790,032	39.2	10,119,173	39.9
Operating expenses	17,671,748	39.3	13,562,593	41.6	8,694,101	34.2
Income (loss) from operations	(536,472)	-1.2	(772,561)	-2.4	1,425,072	5.6
Interest expense	(627,439)	1.4	(480,139)	1.5	(328,920)	1.3
Other (expense)	(45,485)	0.1	(15,421)	0.0	(15,788)	0.1
Income (loss) before income tax	(1,209,396)	-2.7	(1,268,121)	-3.9	1,080,364	4.3
Income tax benefit (expense)	—	0.0	—	0.0	597,174	2.4
Net income (loss)	(1,209,396)	-2.7	(1,268,121)	-3.9	1,677,538	6.6

Year Ended December 31, 2004, as  compared to December 31, 2003

Net sales for the year ended December 31, 2004 were $44,925,400, reflecting an increase of $12,321,000, or approximately 37.8%, over the $$32,604,500 reported for the year ended December 31, 2003. This growth follows a 28.4% increase for the year ended December 31, 2003 from the year ended December 31, 2002.  The Company expects to be able to maintain its strong growth rate for the foreseeable future.

In 2004, we continued to expand our wholesale customer base business. We anticipated that sales to this wholesaler business would operate at a somewhat lower gross margin resulting in a decrease in our gross margin to 38.1% for the year ending December 31, 2004 from 39.2% for the year ending December 31, 2003. We anticipate in the future that the wholesaler business will operate at a lower operating cost ratio than our dealer business due to the reduced handling costs.  The initial products related to the dealer business were at a lower price point and gross margin, however we expect the margin for these sales to increase slightly as existing markets mature and new products are introduced.

Our gross margin is a function of the mix of our products sold and our ability to purchase materials from our suppliers in volumes that produce lower costs.  We distribute products that have a wide range of both price point and margin.  Our historical mix has provided the Company with a gross margin of between 38% and 40%.  We expect that we will be able to maintain this margin range as we grow.  However, circumstances beyond our control such as the increase in import costs and the competitive pricing environment in which we operate could adversely affect our ability to maintain our gross margin.

The average selling price per square foot in 2004 was $1.15, down $.05 from $1.20 in 2003. This decrease was primarily due to volume variance in our mix of products.

Quarterly net sales and the percentage changes in net sales by quarter for 2004 versus 2003 were as follows:

	2004	2003	Change
First quarter	$9,534,632	$6,713,810	42.0%
Second quarter	11,585,016	8,477,575	36.7%
Third quarter	11,052,268	8,955,693	23.4%
Fourth quarter	12,753,533	8,457,468	50.8%
Total Year	$44,925,449	$32,604,546	37.8%

Sales growth in the third quarter of 2004 was impacted by several hurricanes that made landfall over the entire state of Florida, impacting dealer and builder sales markets. During the forth quarter of 2004 our sales returned to expected levels.

Gross profit was $17,135,300 (38.1% of net sales) for 2004 and $12,790,000 (39.2% of net sales) for 2003. The reduction in percentage was primarily attributable to the increase in transportation and import costs.

Operating expenses for 2004 were $17,671,700 (39.3% of net sales) compared to $13,562,600 (41.6% of net sales). The Company’s ability to decrease its current percentage rate of operating expenses was due to ongoing efforts to increase efficiency while expanding into new markets and new product lines. The increases in warehouse costs are attributable to the additional warehouse facilities required to support the increase in sales. The increase in distribution and sales costs are directly related to the increase in sales. The increases in marketing costs are related to the Company’s effort to expand into three new distribution channels.

	For the Years Ended December 31,
	2004		2003		Change
Warehouse and distribution	5,489,263	31.1%	3,807,845	28.1%	1,681,418	44.2%

Sales and marketing	6,074,812	34.4%	4,311,558	31.8%	1,763,254	40.9%

General and administrative	6,107,673	34.6%	5,443,190	40.1%	664,483	12.2%

	$17,671,748		$13,562,593		$4,109,155

The operating loss for 2004 was $536,500 (-1.2% of net sales) compared to the operating loss for 2003 of $772,561 (-2.4% of net sales). The percentage decrease in operating losses was attributable to the Company’s ability to increase efficiency while expanding info three new distribution channels..

Interest expense for 2004 was $627,400 compared to $480,100 in 2003. The increase in interest expense was attributable to the Company’s expansion efforts and increasing interest rates.

Year Ended December 31, 2003, as  compared to December 31, 2002

Net sales for the year ended December 31, 2003 were $32,604,500, reflecting an increase of $7,216,800, or approximately 28.4%, over the $25,387,700 reported for the year ended December 31, 2002. This growth follows a 29.4% increase for the year ended December 31, 2002 from the year ended December 31, 2001.

Quarterly net sales and the percentage changes in net sales by quarter for 2003 versus 2002 were as follows:

	2003	2002	Change
First quarter	$6,713,810	$6,014,020	11.6%
Second quarter	8,477,575	6,803,466	24.6%
Third quarter	8,955,693	6,383,981	40.3%
Fourth quarter	8,457,468	6,186,241	36.7%
Total Year	$32,604,546	$25,387,708	28.4%

Gross profit was $12,790,000 (39.2% of net sales) for 2003 and $10,119,200 (39.9% of net sales) for 2002. The reduction in percentage was primarily attributable to the increase in transportation and import costs.

Operating expenses for 2003 were $13,562,600 (41.6% of net sales) compared to $8,694,100 (34.2% of net sales). . The increases in warehouse costs are attributable to the additional warehouse facilities required to support the increase in sales. The increase in distribution and sales costs are directly related to the increase in sales. The increases in marketing costs are related to the Company’s effort to expand into three new distribution channels. The increase in general and administrative expense was primarily attributable to the initial infrastructure costs necessary for anticipated expansion into national markets.

	For the Years Ended December 31,
	2003		2002		Change

Warehouse and distribution	3,807,845	28.1%	2,429,795	27.9%	1,378,050	56.7%

Sales and marketing	4,311,558	31.8%	3,050,890	35.1%	1,260,668	41.3%

General and administrative	5,443,190	40.1%	3,213,416	37.0%	2,229,774	69.4%

	$13,562,593		$8,694,101		$4,868,492

The operating loss for 2003 was $772,600 (-2.4% of net sales) compared to the operating income of $1,080,400 (4.3% of net sales) in 2002. The percentage decrease in operating income was attributable to the Company’s expansion efforts and higher transportation and import costs.

The average price per square foot in 2003 was $1.20, down $.05 from $1.25 in 2002. This decrease was primarily due to volume variance in our mix of products.

Interest expense for 2003 was $480,100 compared to $328,900 in 2002. The increase in interest expense was attributable to the Company’s expansion efforts.

Liquidity and Capital Resources

We had cash balances of approximately $507,700 at December 31,2004 and $867,400 at December 31, 2004.  We have financed our growth with new equity capital and increased borrowings from our commercial lender.

During 2004, we renegotiated our revolving line of credit with our primary commercial lender.  Our line of credit was increased from $17 million to $25 million; an amount the Company expects to be sufficient to support its growth in accounts receivable and inventory through 2005. Our rapid growth is expected to continue to require the Company to seek outside capital to supplement earnings and maintain and strengthen our balance sheet. We believe that the working capital required to finance the necessary growth in inventory will be provided by our existing line of credit. We expect to raise additional equity through both the public and private markets during 2005.  However, we cannot assure anyone that we will be able to obtain outside capital, or if we do, that it will be on terms beneficial to us.

We expect that the cost savings resulting from the realignment will offset the additional warehouse facilities and therefore the expansion will require only a marginal increase in working capital requirements.

During the twelve months ended December 31, 2004, Tesoro issued 45,500 shares of common stock in connection with warrants exercised at $3.25 per share for a total of $147,875. The purchasers were accredited investors and were provided with or had access to, information about the Company, including financial information. The transaction was exempt pursuant to Section 4(2) of the Securities Act.

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

The balance due at December 31, 2004 to our commercial lender for the use of the revolving line of credit was approximately $16.0 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, limit our unfunded capital expenditures, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio. At December 31, 2004 the Company was not in compliance with the leverage and fixed charge coverage ratio requirement. On March 23rd, 2005 the Company obtained a waiver of these covenants from our commercial lender. We believe that our relationship with our commercial lender is good and that they will continue to support the Company.

Contractual Obligations

For the year ended 2004, our long-term debt obligations consisted of notes payable, capital leases and a line of credit. The future payment requirements for these obligations are as follows:

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$16,102,925	$18,218	$16,063,987	$16,906	$3,814	$—	$—
Capital leases	251,368	80,943	72,092	57,089	26,130	15,114
Operating leases	26,911,000	1,462,000	1,823,000	1,973,000	2,003,000	2,033,000	17,617,000
Related party debt	338,662	—	—	—	—	—	338,662
Purchase commitments	2,280,000	1,824,000	456,000	—	—	—	—
	$45,883,955	$3,385,161	$18,415,079	$2,046,995	$2,032,944	$2,048,114	$17,955,662

The related party debt obligations as of December 31, 2004 relate to notes payable to Tesoro’s three principal stockholders who also serve as executive officers and directors.  The notes include an interest rate of 10% per year and are due on December 31, 2025. The capital leases relate to equipment leases. The other long-term liabilities represent an existing loan and security agreement for a line of credit with our commercial lender. The line matures on September 10, 2006 at which time the Company plans on renewing the debt. However, we cannot assure anyone that we will be able to renew the line of credit, or if we do, that it will be on terms beneficial to us. The Company entered into an agreement to purchase tile from a vendor, who is also a stockholder of the Company. The agreement is for a term of 18 months expiring in March 2006.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included elsewhere in this report. Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting policies are defined as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company believes the following accounting policies require it to use judgments and estimates in preparing its consolidated financial statements and could represent critical accounting policies.

•                  Accounts receivable and revenues are recognized when goods are shipped and legal title passes to the customer. The Company provides an allowance for expected doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”  Interpretation No. 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Interpretation No. 46(R) was applicable for all reporting periods after December 15, 2004.  Interpretation No. 46(R) did not have a material impact on the Company’s results of operations or financial position.

In November, 2004, the FASB issued SFAS No. 151 “Inventory Costs” an amendment to Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  Additionally this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 152 will become effective for fiscal years beginning after June 15, 2005.  The Company has not yet determined the impact of adopting this standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 will become effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The Company has not yet determined the impact of adopting this standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”).  SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements.  This Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method.  SFAS No. 123 (R) will be effective for the Company’s third quarter of fiscal 2005. The Company has not yet determined the impact of adopting this standard.

Impact of Inflation

Inflation affects the Company’s distribution costs and operating expenses. The tile industry has experienced significant inflation in the prices of fuel-related and import costs beginning in the first quarter of 2004. In the past the tile industry experienced moderate inflation in these costs and has generally passed them along through price increase to its customers.

Seasonality

The Company is a calendar year-end company and its results of operations for the first and fourth quarter tends to be the weakest. The second and third quarters typically produce higher net sales and operating income. These results are primarily due to consumer residential spending patterns for floor covering, which historically have decreased during the last two months of each year and the first two months of each year. Our recent increase in the market share of wholesale dealers that purchase in anticipation of retail customers has weakened the impact of consumer spending trends.

ITEM 7A                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial exposures are managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of the exchange rate and lending markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. A summary of our market risk exposures is presented below.

Interest Rate Risk

We have revolving line of credit agreement with interest rates that are either a percentage over Prime or Libor therefore to the extent that Prime or Libor change we are subject to interest rate risk.

Foreign Currency Risk

We currently purchase our products from foreign manufacturers in U.S. dollars and foreign currencies. Our fund transfers are relatively large. The Office of the Comptroller of the Currency (USOCC) monitors these activities. Should the Euro continue to strengthen against the U.S. dollar, we could see an increase in our cost of product that could, in time, be passed on to our customers and therefore have a detrimental impact on our profitability. The nature of the agreement with our commercial lender would require any hedge or forward purchase transactions be offset against our borrowing base therefore, reducing our access to the funds under our borrowing base. We currently do not hedge against the risk of exchange rate fluctuations and do not intend to in the foreseeable future.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required by this Item 8 follow the index of financial statements that appears at the end of Part I of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IWT Tesoro Corporation and Subsidiaries

Westport, Connecticut

We have audited the accompanying consolidated balance sheet of IWT Tesoro Corporation and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWT Tesoro Corporation and Subsidiaries as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY & PULLEN, LLP

New Haven, Connecticut
February 25, 2005 except for the first paragraph of Note 5, as to which the date is March 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IWT Tesoro Corporation and Subsidiaries

Westport, CT

We have audited the accompanying consolidated balance sheets of IWT Tesoro Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWT Tesoro Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations, and its cash flows for each of those years in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002.

/s/ KANTOR, GEISLER & OPPENHEIMER, PA

Hollywood, Florida
January 23, 2004, except as to Note 2, which is as of March 29, 2005

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
		(Restated)
ASSETS
Current Assets:
Cash	$507,677	$867,361
Accounts receivable, net allowance for doubtful accounts and returns of $270,013 and $175,000	7,883,756	4,852,705
Inventories	21,578,829	13,058,839
Deposit on purchase of inventories	366,667	—
Note receivable arising from sale of stock	—	550,000
Prepaid expenses	271,104	754,281
Total current assets	30,608,033	20,083,186

Property and equipment, net	1,762,065	1,236,979

Other assets	758,997	382,101
	$33,129,095	$21,702,266
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,282,653	$9,859,161
Accrued expenses and other liabilities	997,432	536,963
Current portion of capital lease obligations	80,943	63,152
Current portion of notes payable, other	18,218	42,719
Total current liabilities	16,379,246	10,501,995

Long-Term Debt:
Note payable, revolving line of credit	16,047,220	9,599,340
Capital lease obligations	170,425	149,183
Subordinated notes payable, stockholders	338,662	338,662
Notes payable, other	37,487	42,560
Total long-term debt	16,593,794	10,129,745
Total liabilities	32,973,040	20,631,740

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,697,102 and 11,622,702 issued and outstanding	11,697	11,623
Additional paid in capital	4,178,800	3,883,949
Accumulated deficit	(4,034,442)	(2,825,046)
	156,055	1,070,526
	$33,129,095	$21,702,266

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
		(Restated)	(Restated)

Net Sales	$44,925,449	$32,604,546	$25,387,708
Cost of Goods Sold	27,790,173	19,814,514	15,268,535
Gross Profit	17,135,276	12,790,032	10,119,173
Operating Expenses:
Warehouse and distribution	5,489,263	3,807,845	2,429,795
Sales and marketing	6,074,812	4,311,558	3,050,890
General and administrative	6,107,673	5,443,190	3,213,416
	17,671,748	13,562,593	8,694,101
Income (Loss) from Operations	(536,472)	(772,561)	1,425,072
Other Expenses:
Interest expense	(627,439)	(480,139)	(328,920)
Other	(45,485)	(15,421)	(15,788)
	(672,924)	(495,560)	(344,708)
Income (Loss) Before Income Taxes	(1,209,396)	(1,268,121)	1,080,364

Income Tax Benefit (Expense)	—	(597,196)	597,174
Net Income (Loss)	$(1,209,396)	$(1,865,317)	$1,677,538
Earnings (Loss) Per Share:
Basic and Diluted	$(0.10)	$(0.17)	$0.15

Weighted Average Common Shares Outstanding:
Basic and Diluted	11,679,028	11,197,655	10,845,775

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Total

	Shares	Amount

Balance, December 31, 2001, as restated	9,000,000	$9,000	$116,400	$(84,000)	$(776,789)	$(735,389)

Year Ended December 31, 2002:
Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000		84,000

Net income, nine months ended September 20,2002	—	—	—	—	2,214,239	2,214,239

Balance September 30, 2002 - Before Recapitalization	9,000,000	9,000	116,400	—	(426,570)	(301,170)

Recapitalization, October 1, 2002	1,800,000	1,800	(116,400)	—	3,542	(111,058)

Balance After Recapitalization on October 1, 2002	10,800,000	10,800	—	—	(423,028)	(412,228)

Reclassification of redeemable stock	(450,000)	(450)			(60,086)	(60,536)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees, directors and consultants	134,500	135	364,360	—	—	364,495

Issuance of shares - private offering	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Net loss 3 months ended December 31, 2002	—	—	—	—	(536,701)	(536,701)

Accretion of redeemable stock	—	—	(669,907)	—	(342,717)	(1,012,624)

Balance December 31, 2002, as Restated	10,587,834	$10,588	$—	$—	$(1,362,532)	$(1,351,944)

See Notes to Consolidated Financial Statements

	Common Stock		Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Total

	Shares	Amount

Balance, December 31, 2002, as Restated	10,587,834	$10,588	$—	$—	$(1,362,532)	$(1,351,944)

Year Ended December 31, 2003:
Cancellation of stock repurchase agreement	450,000	450	669,907		402,803	1,073,160

Issuance of shares - private offering	236,668	237	959,764	—	—	960,001

Exercise of warrants	80,000	80	239,920	—	—	240,000

Issuance of shares to employees and directors for services rendered	18,200	18	55,441	—	—	55,459

Issuance of shares - public offering	250,000	250	1,292,250	—	—	1,292,500

Issuance of shares - officer’s performance-based stock options	—	—	666,667	—	—	666,667

Net loss	—	—	—	—	(1,865,317)	(1,865,317)

Balance, December 31, 2003, as Restated	11,622,702	11,623	3,883,949	—	(2,825,046)	1,070,526

Year Ended December 31, 2004:
Exercise of warrants	45,500	45	147,830	—	—	147,875

Issuance of shares to consultant for services rendered	17,000	17	98,333	—	—	98,350

Issuance of shares to employees and directors for services rendered	10,400	10	44,065	—	—	44,075

Issuance of shares to customers	1,500	2	4,623	—	—	4,625

Net loss	—	—	—	—	(1,209,396)	(1,209,396)

Balance, December 31, 2004	11,697,102	$11,697	$4,178,800	$—	$(4,034,442)	$156,055

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,209,396)	$(1,865,317)	$1,677,538
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	297,324	341,073	156,307
Deferred income taxes	—	597,196	(597,174)
Common stock issued for services and compensation	147,050	722,128	405,145
Provision for doubtful accounts and reserve for returns	226,089	259,581	3,085
(Gain) loss on disposal of property and equipment	(21,532)	18,757	(5,979)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(3,257,140)	(2,236,753)	(786,221)
Inventories	(8,426,672)	(7,010,963)	(1,062,449)
Deposit on purchase of inventories	(550,000)	—	—
Prepaid expenses and other assets	186,700	(513,560)	(280,438)
Increase in:
Accounts payable	5,423,492	4,455,345	1,242,495
Accrued expenses	460,469	182,120	203,779
Net cash provided by (used in) operating activities	(6,723,616)	(5,050,393)	956,088
Cash flows from investing activities:
Acquisitions of property and equipment	(656,464)	(1,029,310)	(58,048)
Proceeds from sale of equipment	25,000	20,000	11,000
Net cash used in investing activities	(631,464)	(1,009,310)	(47,048)
Cash flows from financing activities:
Proceeds from revolving line of credit	48,840,627	42,239,607	26,010,639
Payments on revolving line of credit	(42,392,747)	(37,662,341)	(25,105,628)
Collection on notes receivable arising from sale of stock	550,000	—	—
Proceeds from issuance of stock	147,875	1,942,500	349,000
Payments of long-term debt	(126,860)	(128,994)	(113,125)
Loan financing costs	(23,499)	(85,000)	—
Proceed from issuance of long-term debt	—	157,296	—
Repayment of stockholder loan	—	(110,050)	(25,000)
Distribution to stockholders	—	—	(1,864,020)
Proceeds from related party note	—	—	10,640
Net cash provided by (used in) financing activities	6,995,396	6,353,018	(737,494)
Net Increase (Decrease) in Cash	(359,684)	293,315	171,546
Cash, Beginning	867,361	574,046	402,500
Cash, Ending	$507,677	$867,361	$574,046

(Continued)

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
		(Restated)	(Restated)
Cash Paid (Received) During the Period for:
Interest expense	$(627,439)	$473,056	$302,345
Income tax	$(359,400)	$—	$—
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$93,318	$	$
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$136,319	$172,667	$100,544
Note receivable arising from the sale of stock	$—	$550,000	$—
Recapitalization	$—	$—	$(111,058)

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 1.                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The consolidated financial statements include IWT Tesoro Corporation and its wholly owned subsidiaries (collectively the “Company”).

IWT Tesoro Corporation was incorporated in the state of Nevada on May 3, 2000 as Ponca Acquisition Corporation. On September 23, 2002, the Company changed the name from Ponca Acquisition Corporation to IWT Tesoro Corporation. On October 1, 2002, IWT Tesoro Corporation (an inactive publicly held company) acquired 100% of the outstanding stock of International Wholesale Tile, Inc. (IWT) in exchange for 83% of its outstanding common stock in a transaction accounted for as a recapitalization of IWT. A total of 9,000,000 shares of common stock were issued for the acquisition. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of International Wholesale Tile, Inc. The financial statements became those of International Wholesale Tile, Inc., with adjustments to reflect the changes in equity structure. The operations are those of International Wholesale Tile, Inc. for all periods presented, and those of IWT Tesoro Corporation from the date of recapitalization.

International Wholesale Tile, Inc. is principally a value added reseller of ceramic floor and wall covering products (primarily ceramic, porcelain and stone tile) to the new construction and remodeling industries for commercial and residential marketplaces. In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro has three additional wholly owned subsidiaries. These include IWT Tesoro Transport, a USDOT licensed common carrier, organized to act as our freight carrier outside of Florida and to back haul non household goods to Florida. IWT Tesoro International, LTD., a Bermuda corporation to act as a holding company for activities and assets such as agency agreements and investments in foreign operations. The Tile Club, Inc., formed in 2004, was organized to acquire licensing, manufacturing and distribution rights for high-end designer and artistic based decorative tiles and to also act as an agent for foreign manufacturers from whom IWT has acquired excusive distribution rights.

Principles of Consolidation

The consolidated financial statements include IWT Tesoro Corporation and its wholly owned subsidiaries International Wholesale Tile, Inc., IWT Tesoro International, Ltd, IWT Tesoro Transport, Inc. and The Tile Club, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

Accounts Receivable

Accounts receivables are carried at the amount billed to a customer, net of the allowance for doubtful accounts and allowance for returns. The allowance for doubtful accounts is an estimate for credit losses based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for returns is an estimate for material returns estimated at the time revenue is recognized based on historical rates of returns and allowances. Management determines the allowance for returns by regularly evaluating the returns and their corresponding reason.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable.

Cash

At various times during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At December 31, 2004, the Company had deposits in excess of federally insured limits of approximately $709,000. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.

Accounts Receivable

The Company does business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Additionally, the Company maintains credit insurance for certain customer accounts, which mitigates the credit risk. Allowance for doubtful accounts and returns on accounts receivable balances were approximately $270,000 and $175,000 as of December 31, 2004 and 2003, respectively.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on the first in, first out (FIFO) method and include freight in, duty and handling costs. Inventories consist of finished goods and merchandise in transit from overseas factories. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the date of acquisition. Depreciation is calculated on a straight-line basis over the assets’ estimated remaining useful lives, which range from 3 to 10 years. Leasehold improvements are capitalized and amortized on the straight-line method over the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized, whereas maintenance and repairs and small renewals are expensed as incurred.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition

Revenue is recognized when goods are shipped. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. These allowances are adjusted to reflect actual returns.

Impairment of Long-Lived Assets

The Company reviews the recoverability of our long-lived assets to determine whether events or changes in circumstances occurred that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected future cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Shipping and Handling Costs

Shipping and handling costs, included in warehouse and distribution expense in the consolidated statement of operations, were approximately $2,357,000, $1,775,000 and $1,245,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising and Promotion

Advertising and promotion expenses are charged to expense during the period in which they are incurred. Promotional merchandise, which includes sample and display boards and sample packs, are held in other inventories until they are shipped to the customer at which point they are expensed. Advertising and promotion expenses, included in sales and marketing expenses in the consolidated statement of operations, was approximately $1,978,000, $1,429,000 and $1,112,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for its employee and board of director stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”.                                         As amended by SFAS 148 “Accounting for Stock-Based Compensation Transition and Disclosure” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option.

SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2002, respectively: risk-free interest rates of 3.47%, and 2.32%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company’s common stock of 57.4%, and 0.0%; and a weighted average expected life of the options of 3 and 5 years. There were no stock options issued during 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

No stock-based employee compensation cost is reflected in net income (loss) for the years ended December 31, 2004 and 2002 related to non-variable plan awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant and the number of shares an individual was entitled to was known. The net loss for the year ended December 31, 2003 includes $666,667 of stock-based compensation cost because of performance-based vesting criteria that were met during 2003 when the market price of the underlying stock was greater than the exercise price of the options. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to non-variable stock-based employee awards.

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net income (loss)	$(1,209,396)	$(1,865,317)	$1,677,538

Add: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6,334)	(2,281)	(2,697)

Pro forma net income (loss)	$(1,215,730)	$(1,867,598)	$1,674,841

Earnings (loss) per share – Basic and Diluted:
As reported	$(0.10)	$(0.17)	$0.15
Pro forma	$(0.10)	$(0.17)	$0.15

Earnings (Loss) Per Share

The Company has adopted SFAS Statement No. 128, “Earnings per Share”. The statement establishes standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement. There is no presentation of diluted loss per share in 2004 and 2003 as the effect of common stock options and warrants amounts were antidilutive.  The diluted earnings per shares for 2002 are not presented as there were no potentially diluted securities outstanding at that time.

Note 11 discuss the issuance of warrants issued in connection with equity transactions.

Note 12 discuss options issued through the Company’s stock option plans.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to short-term maturities of these instruments. Although there are generally no quoted market prices available for affiliate note receivable, the valuation assessment was based on the respective interest rates, risk-related rate spreads and collateral considerations. The carrying value of the Company’s line of credit approximates fair value because the interest rate used with this instrument fluctuates with the market rate. The fair values of subordinated long-term debt are estimated based on current rates offered to the Company for debt with comparable maturities and similar collateral requirements (see Note 7). The fair value of all other long-term debt approximates their carrying value.

Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Interpretation No. 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46(R) was applicable for all reporting periods after December 15, 2004. Interpretation No. 46(R) did not have a material impact on the Company’s results of operations or financial position.

In November, 2004, the FASB issued SFAS No. 151 “Inventory Costs” an amendment to Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” Additionally this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 152 will become effective for fiscal years beginning after June 15, 2005. The Company has not yet determined the impact of adopting this standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will become effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company has not yet determined the impact of adopting this standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements. This Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123 (R) will be effective for the Company’s third quarter of fiscal 2005. The Company has not yet determined the impact of adopting this standard.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified for comparative purposes to conform to the 2004 presentation.

NOTE 2.                                                 RESTATEMENT OF 2003 AND 2002 FINANCIAL STATEMENTS

The Company has restated the consolidated balance sheets as of December 31, 2003 and 2002, and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended as described below:

Accounts Receivable

Management determined that the Company had been incorrectly ecalculating the allowances for product returns. Management revised this calculation and determined that accounts receivable and net sales were overstated by approximately $55,000 as of and for the year ended December 31, 2003.

Accrued Expenses

Management determined that the Company had been incorrectly calculating the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $400,000 and $204,000 as of December 31, 2003 and 2002, respectively.

Sample and Display Boards

Management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement increased the net loss for 2003 by approximately $758,000 and decreased net income for 2002 by approximately $616,000. This change also reduced property and equipment as of December 31, 2003 and 2002 by approximately $2,980,000 and $2,223,000, respectively.

Deferred Taxes

In connection with the restatements for accounts receivable, accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in gross deferred tax assets and recorded a valuation allowance, as needed, to reduce net deferred tax assets to an amount considered by management more likely than not to be realized.

Stockholders Equity

As part of the recapitalization transaction of IWT effective October 1, 2002 (see Note 1), the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2003. The maximum number of redeemable shares under the repurchase agreement was 450,000. On June 26, 2003, the Company voted to cancel the repurchase agreement. The transaction was accounted for by reducing additional paid in capital to the extent a balance existed with the remaining portion of the transaction applied to accumulated deficit as of December 31, 2002.

The effects of these changes are summarized as follows:

	2003			2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
As of December 31:
Consolidated Balance Sheet:
Accounts receivable	$4,907,705	$(55,000)	$4,852,705	$2,875,532	$—	$2,875,532
Property and equipment, net	4,217,268	(2,980,289)	1,236,979	2,712,422	(2,222,920)	489,502
Deferred tax assets	249,397	(249,397)	—	34,348	562,848	597,196
Accrued expenses	137,292	399,671	536,963	151,064	203,799	354,863

Deferred tax liability	148,594	(148,594)	—	—	—	—

Additional paid in capital	4,972,820	(1,088,871)	3,883,949	—	686,068	(686,068)

Accumulated Deficit	(380,146)	(2,444,900)	(2,825,046)	(184,740)	(1,177,792)	(1,362,532)

	2003			2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
For the Year Ended December 31:
Consolidated Statement of Operations:
Net Sales	$32,659,546	$(55,000)	32,604,546	$25,387,708	$—	$25,387,708
Gross profit	12,845,032	(55,000)	12,790,032	10,119,173	—	10,119,173
Operating expenses	12,609,330	953,263	13,562,593	7,874,786	819,315	8,694,101
Income (loss) before income taxes	(259,861)	(1,008,260)	(1,268,121)	1,899,679	(819,315)	1,080,364
Income tax benefit (expense)	64,455	(661,651)	—	34,348	562,826	597,174
Net Income (loss)	(195,406)	(1,669,911)	(1,268,121)	1,934,027	(256,489)	1,677,538

Earnings (loss) per share:
Basic and Diluted	$0.02	$(0.12)	$(0.10)	$0.19	$(0.04)	$0.15

NOTE 3.                                                 INVENTORIES

Inventories consisted of the following:

	2004	2003

Tiles	$17,034,540	$11,102,115
In Transit	4,544289	1,956,724
Total inventories	$21,578,829	$13,058,839

Inventory in transit consists of merchandise purchased overseas, which has not yet been received in the warehouse.

The Company obtains legal title at the shipping point.

NOTE 4.                                                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2004	2003
		(Restated)

Furniture and fixtures	$412,316	$307,247
Machinery and equipment	634,531	477,996
Vehicles	233,501	211,215
Office and computer equipment	447,866	329,747
Leasehold improvements	730,534	409,125
	2,458,748	1,735,330
Less accumulated depreciation	696,683	498,351
	$1,762,065	$1,236,979

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $264,000, $267,000 and $129,000, respectively.

NOTE 5.                                                 NOTE PAYABLE, REVOLVING LINE OF CREDIT

On December 31, 2004, the Company amended and restated the existing revolving line of credit agreement providing up to $25,000,000 with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 5.03% to 5.75% at December 31, 2004) payable monthly. The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at December 31, 2004 and December 31, 2003 was $16,047,220 and $9,599,340, respectively. The line matures September 10, 2006 and contains certain covenants requiring the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and certain inventory turnover ratio. At December 31, 2004 the Company was not in compliance with the leverage and fixed charge coverage ratio requirement. On March 23rd, 2005 the Company obtained a waiver of these covenants from our commercial lender.

For the years ended December 31, 2004, 2003 and 2002, interest expense related to the revolving line of credit amounted to $578,000, $413,000 and $227,000 respectively.

NOTE 6.                                                 CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under capital leases which expire at various dates through 2009. The future minimum lease payments required are as follows:

2005	$90,103
2006	77,017
2007	59,648
2008	27,103
2009	25,580
279,451
Less amount representing interest	28,083
Present value of minimum lease payments	251,368
Less current portion	80,943
$170,425

Assets acquired under capital lease are presented in property and equipment in the accompanying balance sheet. Balances of assets under capital leases at December 31, 2004 and 2003 were as follows:

	2004	2003

Property and equipment	$437,716	$394,326
Less accumulated depreciation	98,639	94,665
	$339,077	$299,661

NOTE 7.                                                 SUBORDINATED NOTES PAYABLE, STOCKHOLDERS

	2004	2003

Notes payable to three majority stockholders; interest rate 10% per year; due December 31, 2025; subordinated to the revolving line of credit (see Note 5).	$338,662	$338,662

Interest expense related to the subordinated notes payable was approximately $34,000 for the years ended December 31, 2004 and 2003, and approximately $56,000 for the year ended December 31, 2002.

The fair value of the Company’s Subordinated long-term debt is based on the available market information and management’s estimate of current market conditions of similar instruments.

	Carrying Amount		Fair Value
	2004	2003	2004	2003

Subordinated Notes Payable, Stockholders	$338,662	$338,662	$519,589	$645,440

NOTE 8.                                                 NOTES PAYABLE, OTHER

	2004	2003

Various equipment notes, payable in monthly installments ranging from $882 to $1,455; maturing at various dates through December 2008.	$55,705	$85,279

Less current portion	18,218	42,719
	$37,487	$42,560

Year ending December 31:
2005	$18,218
2006	16,767
2007	16,906
2008	3,814
$55,705

NOTE 9.                                                 COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and warehouse facilities in Palm City, Florida, Dallas, Texas and Westport, Connecticut under operating leases expiring through March 31, 2020.

Future minimum lease payments under non-cancelable operating leases are estimated as follows:

2005	$1,462,000
2006	1,823,000
2007	1,973,000
2008	2,003,000
2009	2,033,000
Thereafter	17,617,000
Total payments	$26,911,000

Rent expense was approximately $1,435,000, $1,032,000 and $480,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Purchase Commitments

On December 29, 2003, the Company entered into an agreement to purchase tile from a vendor, who is also a stockholder of the Company, and paid a deposit of $550,000 on this purchase commitment during 2004, which is reduced by 20% of each purchase throughout the term of the agreement. The agreement is for a term of 18 months from the date of the initial delivery and commits the Company to purchase a total of $2,750,000 of tile. As of December 31, 2004, the Company had a remaining purchase commitment under the agreement of approximately $2,280,000 and the remaining balance of deposits on future purchases is approximately $456,000. This commitment will expire March 2006.

401K Employee Benefit Plan

The Company sponsors a 401(k) plan known as the International Wholesale Tile, Inc. 401(k) Profit Sharing Plan & Trust (the “401K Plan”). The 401K Plan provides tax deferred salary redeductions for eligible employees. Employees become eligible sixty days after the date hired, as defined in the 401K Plan. The Company provides matching contributions equal to 100% of the employee’s contributions up to a maximum of 3% of eligible pay. The contribution expense related to the 401K Plan was approximately $121,000, $76,000 and $59,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 10.                                          STOCKHOLDERS’ EQUITY

Public Offering

On April 11, 2003, the Company filed a registration statement with the Securities and Exchange Commission that was declared effective on June 17, 2003. Two offerings were included in the registration statement. The first was the offer and sale of 250,000 units at $5.50 per unit. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one common share at $7 per share through June 17, 2006. These units were offered initially to then current stockholders of the Company. The second offering was to register on behalf of certain the Company’s stockholders an aggregate of 1,243,502 shares for resale. Of this total, 443,500 were not subject to any lock-up period, 699,002 shares were subject to a six-month lock-up period commencing as of the effective date of the registration statement, and the remaining 101,000 shares were subject to a 12 month lock-up period through June 17, 2004. All contractual lookup periods have expired.

Under this offering, the Company raised $1,292,500, net of offering costs of $82,500.

Private Offering

During March 2003, the Company completed a private placement of its securities, which was initiated in 2002. The offering resulted in the Company issuing an aggregate of 220,002 shares of common stock at $3 per share or $660,000. Under the offering, the Company issued 83,334 shares for $250,000 during 2002 and 136,668 shares for $410,000 during 2003.

Additionally, as part of this offering, the Company issued 330,000 warrants at an initial price of $3 per share. The price of the warrants will increase by $.25 per share each at the beginning of each calendar quarter. These warrants expire 5 years from the date of issuance. During the years ended December 31, 2003 and 2002, 80,000 and 5,000 shares of common stock were issued pursuant to warrants exercised, respectively.

Note Receivable Arising from Sale of Stock

In December 2003, the Company completed a private placement of securities and signed an agreement with an investor to purchase 100,000 units at $5.50 per unit. Each unit consisted of one share of common and one warrant to purchase one additional share at $7 per share. In addition, the investor signed a stock pledge agreement and a promissory note for $550,000, at 3% interest per year, with a maturity date of March 31, 2004. In March 2004, the Company received full payment for the promissory note.

Common Stock

During the year ended December 31, 2004, the Company issued 45,500 shares of common stock pursuant to warrants exercised at $3.25 per share, for a total of $147,875.

During the year ended December 31, 2004, the Company issued 17,000 shares of common stock to consultants for services rendered, based on the trading price at the date of issuance, for a total of $98,350, resulting in an equivalent charge to operations.

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

During the year ended December 31, 2004, the Company issued 1,500 shares of common stock to existing customers as a promotional project, based on the trading price at the dates of issuance for a total of $4,625, resulting in an equivalent charge to operations.

Other Matters

As part of the recapitalization transaction of IWT (see note 1), the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2003 for three years, under which the three stockholders may sell a certain amount of the Company’s common stock back to the Company for a price based on an amount equal to 88% of the average trading price of the Company’s common stock so long as the stock is trading. The maximum number of redeemable shares under the repurchase agreement is 450,000. On June 26, 2003, the Company voted to cancel the repurchase agreement.

NOTE 11.                                          COMMON STOCK WARRANTS

A summary of warrants issued and outstanding in connection with equity transactions as discussed above is presented below. Upon exercise, warrants are convertible into an equal number of the Company’s common stock. The warrants are exercisable immediately.

	Year Ended December 31,
	2004		2003		2002
	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price
Outstanding at beginning of year	595,000	$5.35	120,000	$3.00	—	$—
Granted	—	$3.42	555,000	$5.52	125,000	$3.00
Exercised	(45,500)	$3.25	(80,000)	$3.00	(5,000)	$3.00
Outstanding at end of year	549,500	$5.91	595,000	$5.35	120,000	$3.00
Exercisable at year-end	549,500	$5.91	595,000	$5.35	120,000	$3.00

The following tables summarize information for warrants outstanding at December 31, 2004 and 2003:

	Warrants Outstanding at December 31, 2004
Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Years Remaining	Weighted- Average Exercise Price

$4.00	199,500	3.0	$4.00
$7.00	350,000	1.9	$7.00

	Warrants Outstanding at December 31, 2003
Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Years Remaining	Weighted- Average Exercise Price

$3.00	245,000	3.0	$3.00
$7.00	350,000	1.9	$7.00

NOTE 12.                                          STOCK OPTION PLAN

The Company entered into a Stock Incentive Plan on December 27, 2001. The plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options and restricted stock. The aggregate total common stock that may be issued under the plan is 4,000,000 shares. The restricted shares issued to employees were recorded at the fair value on the grant date.

Under the Plan, a total of 28,900, 18,200 and 134,500 restricted shares were issued to employees, directors, customers and consultants for services rendered for the years ended December 31, 2004, 2003 and 2002, respectively.

A summary of the Company’s stock option plan is presented below:

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	306,667	$3.00	440,000	$3.00	—
Granted at fair value	216,082	$3.42	—	—	440,000	$3.00
Forfeited	(5,000)	$6.00	(133,333)	$3.00	—	—
Outstanding at the end of the period	517,749	$3.14	306,667	$3.00	440,000	$3.00

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options exercisable at the end of the period	331,667	$3.03	306,667	$3.00	20,000	$3.00

Weighted average fair value of options granted		$1.01		$—		$0.20

The following table summarizes information for stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Years Remaining	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price

$2.48-$3.00	467,749	6.9	2.84	306,667	$3.00
$6.00	50,000	4.0	6.00	25,000	$6.00

The following table summarizes information for stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Average Years Remaining	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price

$3.00	306,667	8.9	3.00	306,667	$3.00

NOTE 13.                                          INCOME TAXES

Significant components of the benefit for income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Income Tax Benefit:
Current	$—	$—	$—
Deferred	—	—	597,174

Income Tax Benefit	$—	$—	$597,174

During the first nine months of 2002, International Tile Wholesale, Inc.’s net income was $2,214,239 which was taxed as an S corporation according to the provisions of the Internal Revenue Code. Accordingly, no tax provision or liability for income taxes is reflected in the accompanying consolidated financial statements for that period of time.

The following is a reconciliation of income tax computed at the Federal Statutory rate to the benefit for income taxes:

	2004		2003		2002
			(Restated)		(Restated)
	Amount	%	Amount	%	Amount	%

Income tax (benefit) at statutory rate	$(411,193)	(34.0)	$(431,162)	(34.0)	$(201,994)	(34.0)

Permanent items	29,925	2.5	34,981	2.8	6,321	1.0

State taxes, net of federal benefit	(40,706)	(3.4)	(42,298)	(3.3)	(20,891)	(3.5)

Effect of S-Corporation conversion	—	—	—	—	(380,610)	(64.0)

Change in valuation Allowance	$421,974	—	$1,035,675	—	$—	—

Income tax provision (benefit)	$—		$597,196		$(597,174)	100.5%

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to amounts considered by management more likely than not to be realized.

The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2004 and December 31, 2003 are presented below:

	December 31, 2004	December 31, 2003
		(Restated)

Current deferred tax asset:
Net operating loss carryforward	$571,649	$327,403
Accounts receivable	56,450	45,156
Accrued expenses	72,956	40,219
Deferred compensation - stock options	250,867	250,867
Accumulated depreciation	499,195	368,704
Other	6,532	3,326
	1,457,649	1,035,675
Less: Valuation Allowance	1,457,649	1,035.675
Net deferred tax asset	$—	$—

A summary of the classification of deferred taxes at December 31, 2004 and 2003 are presented below

	2004	2003

Current	129,406	85,375
Non-current	1,328,243	950,300
Total	1,457,649	1,035,675
Valuation allowance	(1,457,649)	(1,035,675)
Net deferred tax asset	$—	$—

At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,519,000, which are available to offset future federal taxable income through 2024.

NOTE 14.                                          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Restated)	(Restated)	(Restated)
2004
Net sales	$9,534,632	$11,585,016	$11,052,268	$12,753,533
Gross profit	3,724,218	4,440,610	4,318,359	4,652,089
Net loss	$(434,117)	$(201,585)	$(318,328)	$(255,366)

Basic and diluted loss per share:	$(0.04)	$(0.02)	$(0.03)	$(0.02)

	Quarter Ended
	March 31	June 30	September 30	December 31

2003 (Restated)
Net sales	$6,713,810	$8,477,575	$8,955,693	$8,457,468
Gross profit	2,634,202	3,465,576	3,582,445	3,107,809
Net income (loss)	$(51,988)	$337,512	$(108,921)	$(2,041,920)

Basic and diluted earnings (loss) per share	$(0.00)	$0.03	$(0.01)	$(0.18)

	Quarter Ended
	March 31	June 30	September 30	December 31
2002 (Restated)
Net sales	$6,014,020	$6,803,466	$6,383,981	$6,186,241
Gross profit	2,401,704	2,609,983	2,596,265	2,511,221
Net income (loss)	$681,763	$493,100	$1,039,376	$(536,701)

Basic and diluted earnings (loss) per share	$0.06	$0.05	$0.09	$(0.05)

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a.                                       Resignation of Kantor, Sewell & Oppenheimer, PA. In September 2004.

Effective September 13, 2004, Kantor, Sewell & Oppenheimer, PA (KSO) resigned as the independent public accountant for IWT Tesoro Corporation.  The decision to accept KSO’s resignation was made by Tesoro’s audit committee.

KSO’s resignation follows Tesoro’s filing of its quarterly report on Form 10-Q for the quarter ended June 30, 2004, which report did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

For the fiscal years ended December 31, 2003 and December 31, 2002, and through the date of this Annual Report on Form 10-K, there have been no disagreements with KSO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to KSO’s satisfaction, would have caused it to make references thereto in its report on Tesoro’s financial statements as of and for the fiscal years ended December 31, 2003 and December 31, 2002.

b.                                      Appointment of McGladrey & Pullen, LLP (McGladrey) in September 2004.

Effective September 10, 2004, McGladrey & Pullen, LLP was appointed as Tesoro’s independent public accountant. McGladrey will report on Tesoro’s consolidated statements of financial condition as of December 31, 2004 and the consolidated statement of operations, changes in stockholders’ equity and cash flows for the same fiscal period.

During the fiscal years ended December 31, 2003 and December 31, 2002 and the subsequent interim period prior to McGladrey’s engagement, Tesoro has not engaged McGladrey as either the principal accountant to audit Tesoro’s financial statements, or as an independent public accountant to audit any of Tesoro’s significant subsidiaries and on whom McGladrey is expected to express reliance in its report.  Additionally, neither Tesoro nor anyone on its behalf consulted with McGladrey regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit option that might be rendered on Tesoro’s financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable item during Tesoro’s two most recent fiscal years or any subsequent interim period.

c.                                       Appointment of Kantor, Sewell and Oppenheimer, P.A. in December 2003, successor to Sewell & Company, P.A.

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

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a)                                  Tesoro’s management, with participation of the Company’s principal executive officer and principal financial officer, have performed an evaluation of the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) to ensure that information required to be disclosed by Tesoro in the reports that Tesoro files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Based on that evaluation, Tesoro’s principal executive officer and principal financial officer have concluded that its disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. At this time, management has determined that the Company’s current system of disclosure controls and procedures may not be sufficient i) to ensure that data errors, control problems, or acts of fraud are detected and ii) to confirm that appropriate corrective action, including process improvements, is undertaken in a timely manner.

Deficiencies in the Company’s Controls and Procedures

In connection with preparing its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Tesoro’s management identified deficiencies in its methodologies that it considered being material weaknesses in the effectiveness of Tesoro’s internal disclosure controls pursuant to standards established by the American Institute of Certified Public Accountants. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific internal control components has a defect or defects that could have a material adverse effect on the Company’s ability to record, process, summarize and report financial data in the financial statements in a timely manner. The material weaknesses identified by Tesoro include the following:

•                                                             Promotional merchandise should have been expensed when distributed rather than capitalized and depreciated;

•               Tesoro had incorrectly estimated the accruals for sales related expenses; and

•               Incorrectly estimated its allowances for product returns and the allowances.

As a result, Tesoro’s management concluded that certain accounting errors occurred in its previously issued financial statements for the fiscal year ended December 31, 2002, each of the three fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, the fiscal year ended December 31, 2003 and each of the three fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

Based upon the results of management’s investigation of the accounting errors, the Company’s principal executive officer and principal financial officer concluded that the accounting errors resulted from material weaknesses in the Company’s disclosure controls and procedures, particularly in the areas of documented policies and procedures along with competent personnel. Detailed validation work was performed by the Company’s internal personnel in order to substantiate the financial information contained in the Company’s consolidated financial statements and related disclosures that are contained in financial statements noted above.

Management’s Response and Plan for Improvement

Management discussed the proposed restatement of the specified financial statements and information with Tesoro’s Audit Committee, financial consultants and both current and former independent auditors who concur with management’s assessments. On March 19, 2005, the Audit Committee reported on its discussions with its management and the current auditors to Tesoro’s Board of Directors with respect to the restatements who supported their conclusions.                              On March 21, 2005, Tesoro’s filed a report on Form 8-K concerning these errors and advised that its Consolidated Financial Statements for the years ended 2003 and 2002 and for the interim periods should no longer be relied upon and that the restatement would not have any effect on the Company’s gross revenue for any periods or on its cash flow.

As a result management has responded to these deficiencies by developing a plan to implement the following controls and procedural enhancements, designed to improve the Company’s disclosure controls:

•

Capitalization and amortization of asset balances - i) regular detailed analyses of fixed assets and accumulated depreciation accounts should be performed by preparing detailed account reconciliations, and ii) on a timely basis, account reconciliations and other significant transactions should be reviewed by an appropriate member of management;

•	Recording and processing transactions - transactions must be supported by i) appropriate transaction documentation and ii) appropriate documentation of review by management;

•

Reconciliation of accounts - detailed reconciliations of subsidiary accounts to the general ledger must be performed on a regular basis, and quarterly accounting review procedures must be enhanced by requiring an appropriate member of management to perform an independent review of material general ledger accounts and reserves;

•	Management review of journal entries, account balances and financial statements - all material journal entries must be reviewed and approved by an appropriate member of management;

•

Internal audit function - an internal audit function should conduct audit procedures and test internal controls in order to ensure that the Company’s policies and procedures for transactional recording, transactional review, segregation of duties, and review of significant transactions at the appropriate level of management are both effective and being followed; and

•	Competent personnel - staffing should be enhanced to provide sufficient resources to accomplish the foregoing objectives.

Status of Management’s Plan for Improvement

As of March 21, 2005, Tesoro has made the following progress in the implementation of its plan for improvement:

•

Recording and processing transactions - controls are being implemented which require transactions to be supported by i) appropriate transaction documentation and ii) documentation that the transaction has been reviewed and approved by an appropriate member of management;

•

Reconciliation of accounts - policies and controls are being implemented which require regular reconciliations of subsidiary accounts to the general ledger, with timely review by an appropriate member of management. Procedures regarding the quarterly accounting review are being enhanced by requiring independent reviews of account reconciliations, material general ledger accounts, and reserves;

•

Management review of journal entries, account balances and financial statements - controls and procedures are being implemented which require that all material journal entries are reviewed and approved by an appropriate member of management;

•

Internal audit function - the Company has engaged a registered public accounting firm, which is not affiliated with the Company’s independent registered public accounting firm, to perform the internal audit function (the “Internal Auditor”). The Internal Auditor has conducted, and will continue to conduct, internal audit procedures and tests of internal controls to ensure that the Company’s controls and procedures for transactional recording, transactional review, segregation of duties, and review of significant transactions at the appropriate level of management are both effective and being followed; and

•

Competent personnel - the Company has made, and will continue to make, appropriate staffing enhancements in order to provide sufficient resources to accomplish the Company’s objectives of recording, processing, summarizing and reporting, on a timely basis, Tesoro’s financial information.

Management believes that the disclosure controls and procedures, which have been, and are continuing to be, implemented, are addressing the identified deficiencies in Tesoro’s system of disclosure controls. Management will, on an ongoing basis, further monitor and assess the implementation of its plan to improve the effectiveness of its disclosure controls and procedures, and will take action as appropriate.

(b)                                 There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding section.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting and include an assertion in our 2005 annual report as to the effectiveness of our internal controls over financial reporting. Subsequently, our independent registered public accounting firm, McGladrey & Pullen LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediated.

ITEM 9B.               OTHER INFORMATION

None

PART III.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a).

The response to this item is incorporated by reference from our discussion in “Proposal No. 1-To Elect Nine Directors to Serve Until the Next Annual Meeting of Stockholders or Until Their Responsive Successors are Elected and Qualified” (Proposal No.1) in Tesoro’s Definitive Information Statement relating to the 2005 Annual Meeting of Stockholders, which will be filed in April 2005 (“Information Statement”). The headings to these sections include “Nominees for Directors”, “Stockholder Communication with our Board”, “Corporate Governance”, “Board and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.                 EXECUTIVE COMPENSATION

Information about executive and director compensation is incorporated by reference from the discussion under Proposal No 1 in our Information Statement under the headings “Executive Compensation-Summary Compensation Table”, “-Option/SAR Grants in Last Fiscal Year”, “Tesoro Stock Incentive Plan”, “Directors’ Compensation”, “Employment and Consulting Agreements” and “Performance Graph”.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about Tesoro security ownership is incorporated by reference from the discussion under the heading “Outstanding Voting Stock of Tesoro” in the Information Statement.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related party transactions are incorporated by reference under the heading “Certain Relationships and Related Transactions” in our Information Statement.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The discussion in response to this item is incorporated by reference in “Proposal No. 2-To Ratify Appointing McGladrey & Pullen LLP as our Independent Registered Public Accounting Firm” in the Information Statement under the headings “Changes in Independent Public Accountants”, “Audit Fees’, “Tax Fees”, “All Other Fees”, and “Audit Committee Review and Approval”.

ITEM 15.                 EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)        Documents filed as part of this report:

(1)          Financial Statements

Reference is made to the Index to Consolidated Financial Statements of IWT Tesoro Corporation under Item 8 of Part II hereof.

(2)          Consolidated Financial Statement Schedules

(i)              Report Of Independent Registered Public Accounting Firm on Financial Statement Schedule:

McGladrey & Pullen, LLP - As of December 31, 2004 and the year then ended.

Kantor, Sewell and Oppenheimer - as of December 31, 2003 and each of the years in the two year period then ended.

(ii)           Schedule II-Consolidated Valuation and Qualifying Accounts

(3)          Exhibits

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
10.4

Employment Agreement Between Ponca Acquisition Corporation And Henry Jr. Boucher, Jr. Dated As Of December 29, 2002 (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002)

10.5

Memorandum Of Understanding Between Ponca Acquisition Corporation And The Stockholders Of International Wholesale Tile, Inc. (filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002)

10.6

Stock Purchase Agreement Among The Stockholders Of International Wholesale Tile, Inc., and Ponca Acquisition Corporation effective October 1, 2002 (filed as an Exhibit on Form 8-K, filed with the Securities and Exhibit Commission on October 15, 2002).

10.9	Form of Indemnity Agreement (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on April 11, 2003)
10.10

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

10.16	Amended and Restated Loan and Security Agreement between by and between Fleet Capital Corporation, IWT Tesoro Corporation and International Wholesale Tile, Inc. effective December 31, 2004*
13	Annual report to security holders*
16

Letter from Kantor Sewell & Oppenheimer, P.A., concurring with statements concerning their resignation (filed as an exhibit to the Company Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2004).

21	Subsidiaries of Registrant*
31.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Forrest Jordan, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Forrest Jordan, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Included in this filing.

(b)	Reference is made to Section 15(a)(3) above.

(c)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

By:	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

Date: April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Henry J. Boucher, Jr.		April 15, 2005
Henry J. Boucher, Jr., Principal Executive Officer

/s/ Forrest Jordan		April 15, 2005
Forrest Jordan, Principal Financial Officer

/s/ Henry J. Boucher, Jr.		April 15, 2005
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director		April 15, 2005
James Edwards, Director

/s/ Paul F. Boucher		April 15, 2005
Paul F. Boucher, Director

/s/ Forrest Jordan		April 15, 2005
Forrest Jordan, Director

/s/ Grey Perna		April 15, 2005
Grey Perna, Director

/s/ Joseph Equale		April 15, 2005
Joseph Equale, Director

/s/ Allen Rosenberg		April 15, 2005
Allen Rosenberg, Director

/s/ Carl G. Anderson, Jr.		April 15, 2005
Carl G. Anderson, Jr., Director

/s/ Robert Rogers		April 15, 2005
Robert Rogers, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

IWT Tesoro Corporation and Subsidiaries

Westport, Connecticut

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated financial statements Schedule II for the year ended December 31, 2004 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/S/ McGLADREY & PULLEN, LLP

New Haven, Connecticut
February 25, except for the first paragraph of Note 5,
as to which the date is March 23, 2005

McGladrey & Pullen, LLP is a member firm of RSM International,

an affiliation of separate and independent legal entities.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

IWT Tesoro Corporation and Subsidiaries

Westport, Connecticut

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated financial statements Schedule II for the year ended December 31, 2003 and 2002 are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ KANTOR, GEISLER & OPPENHEIMER, PA

Hollywood, Florida

January 23, 2005 except for the first paragraph of Note 2,

  as to which the date is March 29, 2005

Schedule II

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2004 , 2003 AND 2002

	Balance	Additions		Balance
	at Beginning	Charged		at End
Description	of Year	to Expense	Deductions (1)	of Year
Year ended December 31, 2002 (as restated):
Allowance for doubtful accounts	$54,500	31,827	3,082	$83,245

Year ended December 31, 2003 (as restated):
Allowance for returns, claims and doubtful accounts	$83,245	259,581	167,826	$175,000

Year ended December 31, 2004
Allowance for returns, claims and doubtful accounts	$175,000	196,102	101,089	$270,013

(1)Represents charge offs, net of recoveries, to the valuation account