Form 10-K/A
period 2004-12-31
IWT TESORO CORP
filed 2005-05-06
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. ☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  11,697,102 shares as of May 5, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K/A incorporates by reference certain information from the registrant’s Information Statement for its Annual Meeting of Stockholders to be held on May 7, 2005.

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

In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro has three additional wholly owned subsidiaries.  These include:

•                  IWT Tesoro Transport, a USDOT licensed common carrier, organized to act as our freight carrier outside of Florida and to back haul non-household goods into Florida to help generate outside revenue, which has been insignificant through December 31, 2004;

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

We import a majority of our products into the Port of Miami.  In 2004, we expanded our distribution facilities to Dallas, Texas.  Product imported for distribution from our Dallas facility arrives via the Port of Houston. Orders that are shipped directly from the manufacturer to our customers may enter through any number of U.S. Ports.

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

The Southeastern part of the United States, particularly Florida, sustained major damage from the recent hurricanes.  While our warehouse facilities were not damaged, a number of dealers to whom we sell product were unable to do business for several weeks.  Additionally, we did not receive product on a timely basis because of the inclement conditions.  As a result, our sales for the third quarter of 2004 were adversely affected.  Additionally, major international catastrophes such as the tsunami and recent earthquakes could adversely affect our business in a number of ways, all of which are beyond our control and cannot be anticipated.

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

	2004	2003 (3)	2002(1)(2)(3)	2001 (2)(3)	2000 (2)(3)
		(restated)	(restated)	(restated)	(restated)
Statement of earnings data:
Net sales	44,925,449	32,604,546	25,387,708	19,626,819	14,898,423
Cost of sales	27,790,173	19,814,514	15,268,535	12,629,138	10,228,039
Gross profit	17,135,276	12,790,032	10,119,173	6,997,681	4,670,384
Operating expenses	17,671,748	13,562,593	8,694,101	5,760,552	4,688,909
Operating Income (loss)	(536,472)	(772,561)	1,425,072	1,237,129	(18,525)

Interest expense	(627,439)	(480,139)	(328,920)	(424,527)	(513,927)
Other income (expense), net	(45,485)	(15,421)	(15,788)	9,789	(876)

Income (loss) before income taxes	(1,209,396)	(1,268,121)	1,080,364	822,391	(533,328)
Income taxes benefit	—	(597,196)	597,174	—	—
Net income (loss)	$(1,209,396)	$(1,865,317)	$1,677,538	$822,391	$(533,328)
Earnings (loss) per share
Basic and Diluted	$(0.10)	$(0.17)	$0.15	$0.09	$(.08)
Weighted average common shares outstanding
Basic and diluted	11,679,028	11,197,655	10,845,775	9,000,000	6,000,000

Balance sheet data
Total assets	$33,129,095	$21,702,266	$11,062,676	$8,163,779	$8,470,974
Working capital	14,228,787	9,581,191	2,901,965	3,220,341	2,225,059
Long term obligations	16,593,794	10,129,745	5,486,800	4,640,004	3,851,995
Stockholder’s equity	156,055	1,070,526	(1,351,944)	(735,389)	(1,036,334)

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

The following discussions and analyses should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K/A1.

Results of Operations for the Years ended December 31, 2004, 2003 and 2002

	For the Years Ended December 31,
	2004		2003		2002
			(as restated)		(as restated)
Revenues	$44,925,449	100.0%	$32,604,546	100.0%	$25,387,708	100.0%
Cost of goods sold	27,790,173	61.9	19,814,514	60.8	15,268,535	60.1
Gross profit	17,135,276	38.1	12,790,032	39.2	10,119,173	39.9
Operating expenses	17,671,748	39.3	13,562,593	41.6	8,694,101	34.2
Income (loss) from operations	(536,472)	-1.2	(772,561)	-2.4	1,425,072	5.6
Interest expense	(627,439)	1.4	(480,139)	1.5	(328,920)	1.3
Other expense	(45,485)	0.1	(15,421)	0.0	(15,788)	0.1
Income (loss) before income tax	(1,209,396)	-2.7	(1,268,121)	-3.9	1,080,364	4.3
Income tax benefit (expense)	—	0.0	(597,196)	0.0	597,174	2.4
Net income (loss)	(1,209,396)	-2.7	(1,865,317)	-5.7	1,677,538	6.6

Year Ended December 31, 2004, as compared to December 31, 2003

Net sales for the year ended December 31, 2004 were $44,925,400, reflecting an increase of $12,321,000, or approximately 37.8%, over the $32,604,500 reported for the year ended December 31, 2003. This growth follows a 28.4% increase for the year ended December 31, 2003 from the year ended December 31, 2002.  The Company expects to be able to maintain its strong growth rate for the foreseeable future.

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required by this Item 8 follow the index of financial statements that appears at the end of Part I of this Form 10-K/A

Reports of Independent Registered Public Accounting Firms:
McGladrey & Pullen, LLP – As of December 31, 2004 and the year then ended.	24
Kantor, Sewell and Oppenheimer – as of December 31, 2003 and each of the years in the two year period then ended.	25

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

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
		(Restated)	(Restated)

Net Sales	$44,925,449	$32,604,546	$25,387,708
Cost of Goods Sold	27,790,173	19,814,514	15,268,535
Gross Profit	17,135,276	12,790,032	10,119,173
Operating Expenses:
Warehouse and distribution	5,489,263	3,807,845	2,429,795
Sales and marketing	6,074,812	4,311,558	3,050,890
General and administrative	6,107,673	5,443,190	3,213,416
	17,671,748	13,562,593	8,694,101
Income (Loss) from Operations	(536,472)	(772,561)	1,425,072
Other Expenses:
Interest expense	(627,439)	(480,139)	(328,920)
Other	(45,485)	(15,421)	(15,788)
	(672,924)	(495,560)	(344,708)
Income (Loss) Before Income Taxes	(1,209,396)	(1,268,121)	1,080,364

Income Tax Benefit (Expense)	—	(597,196)	597,174
Net Income (Loss)	$(1,209,396)	$(1,865,317)	$1,677,538
Earnings (Loss) Per Share:
Basic and Diluted	$(0.10)	$(0.17)	$0.15

Weighted Average Common Shares Outstanding:
Basic and Diluted	11,679,028	11,197,655	10,845,775

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2001, as restated	9,000,000	$9,000	$116,400	$(84,000)	$(776,789)	$(735,389)

Year Ended December 31, 2002:
Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000		84,000

Net income, nine months ended September 20, 2002	—	—	—	—	2,214,239	2,214,239

Balance September 30, 2002 - Before Recapitalization	9,000,000	9,000	116,400	—	(426,570)	(301,170)

Recapitalization, October 1, 2002	1,800,000	1,800	(116,400)	—	3,542	(111,058)

Balance After Recapitalization on October 1, 2002	10,800,000	10,800	—	—	(423,028)	(412,228)

Reclassification of redeemable stock	(450,000)	(450)			(60,086)	(60,536)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees, directors and consultants	134,500	135	364,360	—	—	364,495

Issuance of shares - private offering	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Net loss 3 months ended December 31, 2002	—	—	—	—	(536,701)	(536,701)

Accretion of redeemable stock	—	—	(669,907)	—	(342,717)	(1,012,624)

Balance December 31, 2002, as Restated	10,587,834	$10,588	$—	$—	$(1,362,532)	$(1,351,944)

See Notes to Consolidated Financial Statements

	Common Stock		Additional Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2002, as Restated	10,587,834	$10,588	$—	$—	$(1,362,532)	$(1,351,944)

Year Ended December 31, 2003:
Cancellation of stock repurchase agreement	450,000	450	669,907		402,803	1,073,160

Issuance of shares - private offering	236,668	237	959,764	—	—	960,001

Exercise of warrants	80,000	80	239,920	—	—	240,000

Issuance of shares to employees and directors for services rendered	18,200	18	55,441	—	—	55,459

Issuance of shares - public offering	250,000	250	1,292,250	—	—	1,292,500

Issuance of shares - officer’s performance-based stock options	—	—	666,667	—	—	666,667

Net loss	—	—	—	—	(1,865,317)	(1,865,317)

Balance, December 31, 2003, as Restated	11,622,702	11,623	3,883,949	—	(2,825,046)	1,070,526

Year Ended December 31, 2004:
Exercise of warrants	45,500	45	147,830	—	—	147,875

Issuance of shares to consultant for services rendered	17,000	17	98,333	—	—	98,350

Issuance of shares to employees and directors for services rendered	10,400	10	44,065	—	—	44,075

Issuance of shares to customers	1,500	2	4,623	—	—	4,625

Net loss	—	—	—	—	(1,209,396)	(1,209,396)

Balance, December 31, 2004	11,697,102	$11,697	$4,178,800	$—	$(4,034,442)	$156,055

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

(Continued)

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(Restated)	(Restated)
Cash Paid (Received) During the Period for:
Interest expense	$(627,439)	$473,056	$302,345
Income tax	$(359,400)	$—	$—
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$93,318	$—	$—
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$136,319	$172,667	$100,544
Note receivable arising from the sale of stock	$—	$550,000	$—
Recapitalization	$—	$—	$(111,058)

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

Accounts Receivable

Management determined that the Company had been incorrectly calculating the allowances for product returns. Management revised this calculation and determined that accounts receivable and net sales were overstated by approximately $55,000 as of and for the year ended December 31, 2003.

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

The effects of these changes are summarized as follows:

	2003			2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
As of December 31:
Consolidated Balance Sheet:
Accounts receivable	$4,907,705	$(55,000)	$4,852,705	$2,875,532	$—	$2,875,532
Property and equipment, net	4,217,268	(2,980,289)	1,236,979	2,712,422	(2,222,920)	489,502
Deferred tax assets	249,397	(249,397)	—	34,348	562,848	597,196
Accrued expenses	137,292	399,671	536,963	151,064	203,799	354,863

Deferred tax liability	148,594	(148,594)	—	—	—	—

Additional paid in capital	4,972,820	(1,088,871)	3,883,949	(686,068)	686,068	—

Accumulated Deficit	(380,146)	(2,444,900)	(2,825,046)	(184,740)	(1,177,792)	(1,362,532)

	2003			2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
For the Year Ended December 31:
Consolidated Statement of Operations:
Net Sales	$32,659,546	$(55,000)	32,604,546	$25,387,708	$—	$25,387,708
Gross profit	12,845,032	(55,000)	12,790,032	10,119,173	—	10,119,173
Operating expenses	12,609,330	953,263	13,562,593	7,874,786	819,315	8,694,101
Income (loss) before income taxes	(259,861)	(1,008,260)	(1,268,121)	1,899,679	(819,315)	1,080,364
Income tax benefit (expense)	64,455	(661,651)	—	34,348	562,826	597,174
Net Income (loss)	(195,406)	(1,669,911)	(1,865,317)	1,934,027	(256,489)	1,677,538

Earnings (loss) per share:
Basic and Diluted	$0.02	$(0.12)	$(0.10)	$0.19	$(0.04)	$0.15

NOTE 3.                INVENTORIES

Inventories consisted of the following:

	2004	2003

Tiles	$17,034,540	$11,102,115
In Transit	4,544289	1,956,724
Total inventories	$21,578,829	$13,058,839

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

401K Employee Benefit Plan

The Company sponsors a 401(k) plan known as the International Wholesale Tile, Inc. 401(k) Profit Sharing Plan & Trust (the “401K Plan”). The 401K Plan provides tax deferred salary deductions for eligible employees. Employees become eligible sixty days after the date hired, as defined in the 401K Plan. The Company provides matching contributions equal to 100% of the employee’s contributions up to a maximum of 3% of eligible pay. The contribution expense related to the 401K Plan was approximately $121,000, $76,000 and $59,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2004 and December 31, 2003 are presented below:

	December 31, 2004	December 31, 2003
		(Restated)

Deferred tax asset:
Net operating loss carryforward	$571,649	$327,403
Accounts receivable	56,450	45,156
Accrued expenses	72,956	40,219
Deferred compensation - stock options	250,867	250,867
Accumulated depreciation	499,195	368,704
Other	6,532	3,326
	1,457,649	1,035,675
Less: Valuation Allowance	(1,457,649)	(1,035,675)
Net deferred tax asset	$—	$—

A summary of the classification of deferred taxes at December 31, 2004 and 2003 are presented below

	2004	2003

Current	129,406	85,375
Non-current	1,328,243	950,300
Total	1,457,649	1,035,675
Valuation allowance	(1,457,649)	(1,035,675)
Net deferred tax asset	$—	$—

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

(1)          Consolidated Financial Statements

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

(c)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Amendment to the Form 10-K/A for the year ended December 31, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

By:	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

Date: May 6, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Henry J. Boucher, Jr.	May 6, 2005
Henry J. Boucher, Jr., Principal Executive Officer

/s/ Forrest Jordan	May 6, 2005
Forrest Jordan, Principal Financial Officer

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