Form 10-Q
period 2005-03-31
IWT TESORO CORP
filed 2005-05-13
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 0-31267

IWT TESORO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	91-2048019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Post Road West, Suite 10, Westport, CT  06880

(Address of principal executive offices)

(203) 221-2770

(Registrant’s telephone number, including area code)

Indicate by check, mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

☒Yes                                                                                                                                                                ☐No

Indicate by check mark whether the registrant is an accelerated files (as defined in Rule 12b-2 of the Exchange Act)   ☐Yes                        ☒No

State the number of shares outstanding of each of the issuer’s class of common equity, as of April 28, 2005: 11,697,102 shares

IWT TESORO CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Three Months Ended March 31, 2005

PART 1 – FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$484,840	$507,677
Accounts receivable, net of allowance for doubtful accounts and returns of $257,072 and $270,013	8,626,833	7,883,756
Inventories	23,103,624	21,578,829
Deposit on purchase of inventories	398,821	366,667
Prepaid expenses	351,586	271,104
Total current assets	32,965,704	30,608,033

Property and equipment, net	1,718,018	1,762,065

Other assets	666,479	758,997
	$35,350,201	$33,129,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,353,413	$15,282,653
Accrued expenses and other liabilities	1,135,843	997,432
Current portion of capital lease obligations	76,839	80,943
Current portion of notes payable, other	16,415	18,218
Total current liabilities	15,582,510	16,379,246

Long-Term Debt:
Note payable, revolving line of credit	19,034,952	16,047,220
Capital lease obligations	153,204	170,425
Subordinated notes payable, stockholders	338,662	338,662
Notes payable, other	33,337	37,487
Total long-term debt	19,560,155	16,593,794
Total liabilities	35,142,665	32,973,040

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,697,102 issued and outstanding	11,697	11,697
Additional paid in capital	4,178,800	4,178,800
Accumulated deficit	(3,982,961)	(4,034,442)
	207,536	156,055
	$35,350,201	$33,129,095

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended
	March 31,
	2005	2004
		(restated)

Net Sales	$13,692,978	$9,534,632
Cost of Goods Sold	8,562,993	5,810,414
Gross Profit	5,129,985	3,724,218
Operating Expenses:
Warehouse and distribution	1,685,391	1,261,056
Sales and marketing	1,689,678	1,599,915
General and administrative	1,520,756	1,387,938
	4,895,825	4,248,909
Income (Loss) from Operations	234,160	(524,691)
Other Expenses:
Interest expense	(269,590)	(122,266)
Other	86,911	6,453
	(182,679)	(115,813)
Income (Loss) Before Income Taxes	51,481	(640,504)

Income Tax Benefit (Expense)	—	—
Net Income (Loss)	$51,481	$(640,504)
Earnings (Loss) Per Share:
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)
Weighted Average Common Shares Outstanding:
Basic	11,697,102	11,634,724
Diluted	11,697,102	11,634,724

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS’ EQUITY

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	11,697,102	$11,697	$4,178,800	$(4,034,442)	$156,055

Net income, three months ended March 31, 2005	—	—	—	51,481	51,481

Balance, March 31, 2005 (unaudited)	11,697,102	$11,697	$4,178,800	$(3,982,961)	$207,536

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$51,481	$(640,504)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	82,179	65,658
Common stock issued for services and compensation	—	89,850
Provision for doubtful accounts and reserve for returns	—	44,127
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(743,077)	(870,843)
Inventories	(1,466,934)	(1,220,701)
Deposit on purchase of inventories	—	(550,000)
Prepaid expenses and other assets	(46,452)	17,416
Increase (Decrease) in:
Accounts payable	(929,240)	1,594,335
Accrued expenses	138,411	38,799
Net cash used in operating activities	(2,913,632)	(1,431,863)

Cash flows from investing activities:
Acquisitions of property and equipment	(34,005)	(34,130)
Net cash used in investing activities	(34,005)	(34,130)

Cash flows from financing activities:
Proceeds from revolving line of credit	16,062,508	9,230,000
Payments on revolving line of credit	(13,074,776)	(8,659,056)
Collection on notes receivable arising from sale of stock	—	550,000
Proceeds from issuance of stock	—	123,500
Payments on long-term debt	(27,278)	(26,130)
Loan financing costs	(35,654)	(10,000)
Net cash provided by financing activities	2,924,800	1,208,314

Net Decrease in Cash	(22,837)	(257,679)

Cash, Beginning	507,677	867,361
Cash, Ending	$484,840	$609,682

Cash Paid During the Period for:
Interest expense	$269,590	$122,266
Income tax	$8,000	$—
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$57,861	$—
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$—	$6,095

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2005

NOTE 1.                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-10 of Regulation S-X of the Securities and Exchange Commission. Accordingly certain information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K, for the fiscal year ended December 31, 2004.

The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited financial statements of IWT Tesoro Corporation at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting forStock-Based Compensation,” and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.50%, and 2.20%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company’s common stock of 60.79% and 21.51% and expected lives of ten years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2005 was $1.57 and in 2004 it was $1.21.

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

A total of 50,000 options were granted to directors of the Company during the three months ended March 31, 2005. During the three months ended March 31, 2004 a total of 45,000 options were granted to directors of the Company and 5,000 options were granted to employees. The effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of the SFAS No. 123 are presented below:

	For the three months ended March 31,
	2005	2004
		(Restated)
Net income (loss) as reported	$51,481	$(640,504)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all options, net of related tax effects	(19,740)	(54,563)

Pro forma net income (loss)	$31,741	$(695,067)

Earnings (loss) per share - Basic
As reported	$0.00	$(0.06)
Pro forma	$0.00	$(0.06)
Earnings (loss) per share - Diluted
As reported	$0.00	$(0.05)
Pro forma	$0.00	$(0.06)

Earnings per Share

Basic and diluted loss per share for the three month period ended March 31, 2004 are equal as the effect of the common stock options and warrants were antidilutive.

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

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified for comparative purposes to conform to the 2005 presentation. These reclassifications had no effect on net income (loss).

NOTE 2.                                                 RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the consolidated balance sheet as of March 31, 2004 and the consolidated statements of operations, stockholders’ equity and cash flows for the three months then ended as described below:

Accounts Receivable

Management determined that the Company had been incorrectly calculating the allowances for product returns.  Management revised this calculation and determined that accounts receivable was overstated by $76,516 at March 31, 2004 and net sales were overstated by $21,516 for the three months ended March 31, 2004.

Accrued Expenses

Management determined that the Company had been incorrectly calculating the accruals for sales commissions.  Management revised this calculation and determined that accrued expenses were understated by approximately $473,400 as of March 31, 2004.

Sample and Display Boards

Management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated.  The adjustments resulting from the restatement increased the net loss for the three months ended March 31, 2004 by approximately $412,000. This change also reduced property and equipment as of March 31, 2004 by approximately $3,392,000.

Deferred Taxes

In connection with the restatements for accounts receivable, accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in gross deferred tax assets and the company recorded a valuation allowance, as needed, to reduce net deferred tax assets to an amount considered by management more likely than not to be realized.

Additional Paid in Capital

As part of the recapitalization transaction of IWT effective October 1, 2002, the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2003. The maximum number of redeemable shares under the repurchase agreement was 450,000. On June 26, 2003, the Company voted to cancel the repurchase agreement. The transaction was accounted for by reducing additional paid in capital to the extent a balance existed with the remaining portion of the transaction applied to accumulated deficit as of December 31, 2002. As the result of the restatements described above, the recording of the cancellation of the repurchase agreement was also restated based on the restated balance in accumulated deficit and additional paid in capital.

The effects of these changes are summarized as follows:

	March 31, 2004
	(unaudited)
	As Previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheet:
Accounts receivable	$5,755,937	$(76,516)	$5,679,421
Property and equipment, net	4,610,798	(3,392,168)	1,218,630
Deferred tax assets	127,876	(127,876)	—
Accrued expenses	102,362	473,400	575,762
Deferred tax liability	149,072	(149,072)	—
Additional paid in capital	5,186,117	(1,088,871)	4,097,246
Accumulated deficit	(633,532)	(2,625,631)	(3,259,163)

	For the Three months Ended March 31, 2004
	As Previously		As
	Reported	Adjustments	Restated
Consolidated Statement of Operations:
Net Sales	$9,556,147	$(21,515)	$9,534,632
Gross profit	3,745,733	(21,515)	3,724,218
Operating expenses	3,763,306	485,603	4,248,909
Loss before income taxes	(133,386)	(507,118)	(640,504)
Income tax benefit (expense)	(120,000)	120,000	—
Net Loss	(253,386)	(387,118)	(640,504)

Loss per share:
Basic	$(0.02)	$(0.04)	$(0.06)
Diluted	$(0.02)	$(0.04)	$(0.06)

NOTE 3                                                    INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2005	2004
	(unaudited)

Tiles	$20,590,464	$17,034,540
Inventory in transit	2,513,160	4,544,289
Total Inventories	$23,103,624	$21,578,829

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 4                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2005	2004
	(unaudited)

Furniture and fixtures	$413,541	$412,316
Machinery and equipment	644,780	634,531
Vehicles	233,501	233,501
Computer equipment	470,397	447,866
Leasehold improvements	730,534	730,534
	2,492,753	2,458,748
Less accumulated depreciation	774,735	696,683
	$1,718,018	$1,762,065

Depreciation expense for the three months ended March 31, 2005 and 2004 was approximately $78,100 and $58,600, respectively.

NOTE 5                                                    NOTES PAYABLE, REVOLVING LINE OF CREDIT

On December 31, 2004, the Company amended and restated the existing revolving line of credit agreement providing up to $25,000,000 with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 5.22% to 7.09% at March 31, 2005) payable monthly.  The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at March 31, 2005 and December 31, 2004 was $19,034,952 and $16,047,220, respectively. The line matures September 10, 2006 and contains certain covenants requiring the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and certain inventory turnover ratio. At March 31, 2005 the Company was not in compliance with the leverage and fixed charge coverage ratio requirement. The Company was granted a waiver of these covenants by our commercial lender.

For the three months ended March 31, 2005 and 2004, interest expense related to the credit line amounted to $255,625 and $101,829 respectively.

NOTE 6                                                    SEGMENT INFORMATION

The Company manages its operations as one segment and all revenue is derived from customers in the United States.

NOTE 7                                                    INCOME TAXES

Income tax expense for the three month period ended March 31, 2005 was $-0-as the provision for income taxes, computed by applying the Federal statutory rate to income before income taxes, was reduced by the decrease in the deferred tax valuation allowance during the period, resulting from the utilization of a portion of the Company’s net operating loss carryforward.

Income tax expense for the three month period ended March 31, 2004 was $-0- as the benefit for income taxes, computed by applying the Federal statutory rate to loss before income taxes, was reduced by the increase in the deferred tax valuation allowance during the period, to adjust deferred taxes to the amount considered by management more likely than not to be realized.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with our financial statements, which are included in another section of this filing.

Some statements made in this Quarterly Report are “forward-looking statements” and are not historical facts.  For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future demand for our services and products, supply, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “would”, “anticipate,” “believe,” “estimate,” “plan” or “expect” or the negative of these terms and similar expressions we are making forward- looking statements.  You should be aware that these forward-looking statements are subject to risks and uncertainties.  Additionally, our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise these statements, whether as a result of new information, future events or otherwise.   New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them.  Factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements include, among other things:

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

A part of preparing its Form 10-K, filed on April 15, 2005, management concluded it should restate its previously issued financial statement since the fiscal year ended December 31, 2002 and through September 31, 2004.  The restatements are a result of management’s reassessing its methodology for accounting for certain transactions.  The Consolidated Financial Statements for the year ended December 31, 2004 have been prepared according to the new methodology and may be relied upon.  Tesoro is working diligently to complete the restated financial statements, but as of the date filing this Form 10-Q for the first quarter ended March 31, 2005 the restated Financial Statements have not be filed.  Accordingly, Tesoro’s Consolidated Financial Statements previously filed for the years ended 2003 and 2002 and for the interim periods within those years should no longer be relied upon.

General

IWT Tesoro Corporation (the Company) was organized in Nevada on May 3rd, 2000, originally under the name “Ponca Acquisition Corporation”.   Effective October 1, 2002, Tesoro acquired all of International Wholesale Tile, Inc.’s (IWT) common stock from IWT’s three shareholders. IWT was organized in Florida and has been in continuous operations since 1994. In exchange for the IWT stock, the IWT shareholders each received 3.0 million Tesoro shares, representing 87% of Tesoro’s then outstanding common stock.

In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro has three additional wholly owned subsidiaries.  These include:

•                  IWT Tesoro Transport, a USDOT licensed common carrier, organized to act as our freight carrier outside of Florida and to back haul non-household goods into Florida to help generate outside revenue, which has been insignificant through March 31, 2005;

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

Results of Operations for the Quarters ended March 31, 2004 and 2005.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	March 31, 2003	March 31, 2004	March 31, 2005
	(as restated)	(as restated)
Revenues	$6,713,810	$9,534,632	$13,692,978
Cost of Goods Sold	4,079,608	5,810,414	8,562,993
Gross Profit	2,634,202	3,724,218	5,129,985
Gross Profit Percentage	39.2%	39.1%	37.5%
Operating Expenses	$2,618,817	$4,248,909	$4,895,825

Quarter ended March 31, 2005 Compared to Quarter March 31, 2004

Net sales for the three months ended March 31, 2005 increased $4,158,346 or approximately 43.6% over the reported net sales for the three months ended March 31, 2004. This growth follows a 42.0% increase in net sales for the three months ended March 31, 2004 over the three months ended March 31, 2003. The Company expects to maintain its strong growth rate as a result of continued expansion into national markets.

Gross profit for the three months ended March 31, 2005 was $5,129,985 (37.5% of net sales) compared to $3,724,218 (39.1% of net sales) for the three months ended March 31, 2004. We anticipated a somewhat lower gross profit percentage as a result of the expansion of our wholesale and home center store customer base business. We expect the gross profit percentage to stabilize at approximately 38% in the future.

Our operating expenses for the three months ended March 31, 2005 were $4,895,825 (35.7% of net sales) compared to $4,248,909 (44.5% of net sales) for the three months ended March 31, 2004. The decrease in the current percentage of operating expenses was a result of the Company beginning to realize economies of scale.

Changes in Financial Position for the three months ended March 31, 2005 from the year ended December 31, 2004

Accounts receivable and inventory have increased by $743,077 and $1,524,795 respectively at the three month period ended March 31, 2005 from the year ended December 31, 2004.  The increases in these account balances relate primarily to our growth in sales during the three months ended March 31, 2005.  Our accounts receivable balance at March 31, 2005 represented approximately 1.81 months of sales. The inventory turns for the same period was 1.48 times.

We also increased our investment in property and equipment by $34,005 net of depreciation ($78,100) for the three months ended March 31, 2005 from the year ended December 31, 2004.

Our liabilities for accounts payable decreased $929,240 and long term debt increased $2,966,361 for the three months ended March 31, 2005 from the year ended December 31, 2004.  The net increase in our liabilities relates directly to the financing of our sales growth.

Liquidity and Capital Resources

We had cash balances of approximately $484,800 at March 31, 2005 and $507,700 at December 31, 2004.   We have financed our growth with new equity capital and increased borrowings from our commercial lender.

Our line of credit is $25 million; an amount the Company expects to be sufficient to support its growth in accounts receivable and inventory through 2005. Our rapid growth is expected to continue to require the Company to seek outside capital to supplement earnings and maintain and strengthen our balance sheet. We believe that the working capital required to finance the necessary growth in inventory will be provided by our existing line of credit. We expect to raise additional equity through both the public and private markets during 2005.  However, we cannot assure anyone that we will be able to obtain outside capital, or if we do, that it will be on terms beneficial to us.

The balance due at March 31, 2005 to our commercial lender for the use of the revolving line of credit was approximately $19.0 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, limit our unfunded capital expenditures, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio. At March 31, 2005 the Company was not in compliance with the leverage and fixed charge coverage ratio requirement. The Company was granted a waiver of these covenants by our commercial lender. We believe that our relationship with our commercial lender is good and that they will continue to support the Company.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004. Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting policies are defined as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on April 15, 2005.  No material quantitative or qualitative changes in market risk exposure has occurred since the date of that filings

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, Tesoro’s management, with participation of the Company’s principal executive officer and principal financial officer, have performed an evaluation of the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) to ensure that information required to be disclosed by Tesoro in the reports that Tesoro files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

Attached as Exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

Definition of Disclosure Controls

Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in Tesoro’s reports filed under the Exchange Act is recorded, processed, summarized and reported timely. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that its disclosure controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tesoro have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Deficiencies in the Company’s Controls and Procedures

In connection with preparing its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and this Quarterly Report on Form 10-Q,  Tesoro’s management identified deficiencies in its methodologies that it considered being material weaknesses in the effectiveness of Tesoro’s internal disclosure controls pursuant to standards established by the American Institute of Certified Public Accountants. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific internal control components has a defect or defects that could have a material adverse effect on the Company’s ability to record, process, summarize and report financial data in the financial statements in a timely manner. The material weaknesses identified by Tesoro include the following:

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

Management’s Response and Plan for Improvement

Management discussed the proposed restatement of the specified financial statements and information with Tesoro’s Audit Committee, financial consultants and both current and former independent auditors who concur with management’s assessments. On March 19, 2005, the Audit Committee reported on its discussions with its management and the current auditors to Tesoro’s Board of Directors with respect to the restatements who supported their conclusions.  On March 21, 2005, Tesoro filed a report on Form 8-K concerning these errors and advised that its Consolidated Financial Statements for the years ended 2003 and 2002 and for the interim periods should no longer be relied upon and that the restatement would not have any effect on the Company’s gross revenue for any periods or on its cash flow.

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

Status of Management’s Plan for Improvement

As of March 31, 2005, Tesoro has made the following progress in the implementation of its plan for improvement:

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

Exclusive of implementing the changes in Tesoro’s procedures and control resulting from management’s improvements described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding section.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting and include an assertion in our 2005 annual report as to the effectiveness of our internal controls over financial reporting. Subsequently, our independent registered public accounting firm, McGladrey & Pullen LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediate.

PART II

ITEM 1:                                                    LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 10-Q

(a)          Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000)
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
10.10

Employment Agreement between International Wholesale Tile, Inc. and Forrest Jordan (exhibits omitted) (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.11

Employment Agreement between International Wholesale Tile, Inc. and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest Jordan’s Employment Agreement with the exception of the employee’s name and address)

10.12

Employment Agreement between International Wholesale Tile, Inc. and Grey Perna (this document is omitted as it is substantially similar to Forrest Jordan’s Employment Agreement with the exception of the employee’s name and address)

10.13

Subordination Agreement between Congress Financial Corporation (Florida). and Forrest Jordan (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.14

Subordination Agreement between Congress Financial Corporation (Florida). and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.15

Subordination Agreement between Congress Financial Corporation (Florida). and Grey Perna (this document is omitted as it is substantially similar to Forrest Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.16

Amended and Restated Loan and Security Agreement between by and between Fleet Capital Corporation, IWT Tesoro Corporation and International Wholesale Tile, Inc. effective December 31, 2004 (filed as an exhibit to the Company Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2005).

13	Annual report to security holders (filed as an exhibit to the Company Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2005).
16

Letter from Kantor Sewell & Oppenheimer, P.A., concurring with statements concerning their resignation (filed as an exhibit to the Company Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2004).

21	Subsidiaries of Registrant (filed as an exhibit to the Company Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2005).
31.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Forrest Jordan, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Forrest Jordan, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Included in this filing. Exhibits are available without charge, upon request of IWT Tesoro.

(6)	Reports on Form 8-K.

(b)         Reports on Form 8-K

Form 8-K, filed on January 6, 2005, regarding increasing its revolving credit line from $17.0 million to $25.0 million.

Form 8-K, filed on March 17, 2005, regarding entering into a lease for warehouse space in Irvine, CA.

Form 8-K, filed on March  21, 2005, regarding non-reliance on previously issued financial statements or a related audit report or completed interim review.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

May 13, 2005	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

May 13, 2005	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer