Form 10-Q
period 2005-06-30
IWT TESORO CORP
filed 2005-08-12
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of August 12, 2005: 11,701,102 shares

IWT TESORO CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Six Months Ended June 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$636,921	$507,677
Accounts receivable, net allowance for doubtful accounts and returns of $288,909 and $270,013	9,055,652	7,883,756
Inventories	26,604,745	21,578,829
Deposit on purchase of inventories	383,057	366,667
Prepaid expenses	300,773	271,104
Total current assets	36,981,148	30,608,033

Property and equipment, net	1,746,338	1,762,065

Other assets	742,361	758,997
	$39,469,847	$33,129,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$15,530,686	$15,282,653
Accrued expenses and other liabilities	1,180,377	997,432
Current portion of capital lease obligations	74,442	80,943
Current portion of notes payable, other	16,438	18,218
Total current liabilities	16,801,943	16,379,246

Long-Term Debt:
Note payable, revolving line of credit	21,751,541	16,047,220
Capital lease obligations	135,576	170,425
Subordinated notes payable, stockholders	338,662	338,662
Notes payable, other	59,677	37,487
Total long-term debt	22,285,456	16,593,794
Total liabilities	39,087,399	32,973,040

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,701,102 and 11,697,102 issued and outstanding	11,701	11,697
Additional paid in capital	4,189,396	4,178,800
Accumulated deficit	(3,818,649)	(4,034,442)
	382,448	156,055
	$39,469,847	$33,129,095

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended		The six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net Sales	$14,441,721	$11,585,016	$28,134,699	$21,119,648
Cost of Goods Sold	8,602,396	7,144,406	17,165,389	12,954,820
Gross Profit	5,839,325	4,440,610	10,969,310	8,164,828
Operating Expenses:
Warehouse and distribution	1,925,995	1,327,688	3,611,386	2,588,744
Sales and marketing	1,768,142	1,535,385	3,457,820	3,135,300
General and administrative	1,687,400	1,529,035	3,228,236	2,916,973
	5,381,537	4,392,108	10,297,442	8,641,017
Income (Loss) from Operations	457,788	48,502	671,868	(476,189)
Other Expenses:
Interest expense	(335,170)	(139,111)	(604,760)	(261,377)
Other	41,694	23,823	148,685	30,276
	(293,476)	(115,288)	(456,075)	(231,101)
Income (Loss) Before Income Taxes	164,312	(66,786)	215,793	(707,290)

Income Tax Benefit (Expense)	—	—	—	—
Net Income (Loss)	$164,312	$(66,786)	$215,793	$(707,290)
Earnings (Loss) Per Share:
Basic	$0.01	$(0.01)	$0.02	$(0.06)
Diluted	$0.01	$(0.01)	$0.02	$(0.06)

Weighted Average Common Shares Outstanding:

Basic	11,698,333	11,687,377	11,697,721	11,661,050
Diluted	12,161,081	11,687,377	12,160,469	11,661,050

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	11,697,102	$11,697	$4,178,800	$(4,034,442)	$156,055

Issuance of shares to employees	4,000	4	10,596	—	10,600

Net income, six months ended June 30, 2005	—	—	—	215,793	215,793

Balance, June 30, 2005	11,701,102	$11,701	$4,189,396	$(3,818,649)	$382,448

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$215,793	$(707,290)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	188,619	128,859
Loss (Gain) on disposal of property and equipment	16,900	(21,533)
Common stock issued for services and compensation	10,600	140,300
Provision for doubtful accounts and reserve for returns	18,896	97,966
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,190,792)	(2,460,414)
Inventories	(4,952,291)	(2,369,087)
Deposit on purchase of inventories	—	(550,000)
Prepaid expenses and other assets	(96,293)	40,491
Increase in:
Accounts payable	248,033	2,233,146
Accrued expenses	182,945	273,080
Net cash used in operating activities	(5,357,590)	(3,194,482)

Cash flows from investing activities:
Acquisitions of property and equipment	(107,562)	(473,214)
Proceeds from sale of equipment	—	25,000
Net cash used in investing activities	(107,562)	(448,214)

Cash flows from financing activities:
Proceeds from revolving line of credit	32,783,331	21,330,000
Payments on revolving line of credit	(27,079,010)	(18,518,046)
Collection on notes receivable arising from sale of stock	—	550,000
Proceeds from issuance of stock	—	147,875
Payments of long-term debt	(74,271)	(73,350)
Loan financing costs	(35,654)	—
Net cash provided by financing activities	5,594,396	3,436,479

Net Increase (decrease) in Cash	129,244	(206,217)

Cash, Beginning	507,677	867,361
Cash, Ending	$636,921	$661,144

Cash Paid During the Period for:
Interest expense	$604,760	$246,876
Income tax	$8,000	$—
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$73,625	$—
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$53,331	$6,095

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SIX MONTHS ENDED JUNE 30, 2005

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include IWT Tesoro Corporation and its wholly owned subsidiaries International Wholesale Tile, Inc., IWT Tesoro International, Ltd, IWT Tesoro Transport, Inc., The Tile Club, Inc. and The Tile Club, Inc.’s wholly owned subsidiary Import Flooring Group, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting forStock-Based Compensation,” and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 3.58%, and 2.20%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company’s common stock of 60.79% and 21.51% and expected lives of ten years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2005 was $1.57 and in 2004 it was $1.21.

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

A total of 50,000 options were granted to directors of the Company during the six months ended June 30, 2005. During the six months ended June 30, 2004 a total of 45,000 options were granted to directors of the Company and 5,000 options were granted to employees. The effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of the SFAS No. 123, is presented below:

	For the six months ended June 30,
	2005	2004
		(Restated)
Net income (loss) as reported	$215,793	$(707,290)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all options, net of related tax effects	(37,902)	(54,563)

Pro forma net income (loss)	$177,891	$(761,853)

Earnings (loss) per share - Basic
As reported	$0.02	$(0.07)
Pro forma	$0.01	$(0.07)
Earnings (loss) per share - Diluted
As reported	$0.02	$(0.06)
Pro forma	$0.01	$(0.06)

Earnings per Share

Basic and diluted loss per share for the three month period ended June 30, 2004 are equal as the effect of the common stock options and warrants were antidilutive.

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

NOTE 2.                RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the consolidated balance sheet as of June 30, 2004 and the consolidated statements of operations, stockholders’ equity and cash flows for the six months then ended as described below:

Accounts Receivable

Management determined that the Company had been incorrectly calculating the allowances for product returns.  Management revised this calculation and determined that accounts receivable was overstated by approximately $108,000 at June 30, 2004 and net sales were overstated by approximately $31,200 for the three months ended June 30, 2004 and $52,800 for the six months ended June 30, 2004.

Accrued Expenses

Management determined that the Company had been incorrectly calculating the accruals for sales commissions.  Management revised this calculation and determined that accrued expenses were understated by approximately $600,400 as of June 30, 2004.

Sample and Display Boards

Management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated.  The adjustments resulting from the restatement increased the net loss for the three months ended June 30, 2004 by approximately $254,000 and for the six months ended June 30, 2004 by approximately $666,000. This change also reduced property and equipment as of June 30, 2004 by approximately $3,646,500.

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

The effects of these changes are summarized as follows:

	June 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheet:
Accounts receivable	$7,322,910	$(107,757)	$7,215,153
Property and equipment, net	5,271,853	(3,646,547)	1,625,306
Deferred tax assets	76,972	(76,972)	—
Accrued expenses	209,644	600,399	810,043
Deferred tax liability	13,768	(13,768)	—
Additional paid in capital	5,260,923	(1,088,871)	4,172,052
Retained earnings (deficit)	$(203,300)	$(3,329,036)	$(3,532,336)

	For the Quarter Ended June 30, 2004			For the Year Ended June 30, 2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Operations:
Net Sales	$11,616,257	$(31,241)	11,585,016	$21,172,404	$(52,756)	$21,119,648
Gross profit	4,471,851	(31,241)	4,440,610	8,217,584	(52,756)	8,164,828
Operating expenses	4,010,729	381,379	4,392,108	7,774,037	866,980	8,641,017
Income (loss) before			—			—
income taxes	345,834	(412,620)	(66,786)	212,446	(919,736)	(707,290)
Income tax benefit	84,400	(84,400)	—	(35,600)	35,600	—
Net Income (loss)	$430,234	$(497,020)	$(66,786)	$176,846	$(884,136)	$(707,290)

Earnings (loss) per share:
Basic & diluted	$0.04	(0.05)	$(0.01)	$0.02	(0.08)	$(0.06)

NOTE 3                 INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2005	2004
	(unaudited)

Tiles	$23,700,299	$17,034,540
Inventory in transit	2,904,446	4,544,289
Total Inventories	$26,604,745	$21,578,829

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 4                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2005	2004
	(unaudited)

Furniture and fixtures	$416,560	$412,316
Machinery and equipment	700,806	634,531
Vehicles	265,974	233,501
Computer equipment	344,640	447,866
Leasehold improvements	662,494	730,534
	2,390,474	2,458,748
Less accumulated depreciation	644,138	696,683
	$1,746,338	$1,762,065

Depreciation expense for the three months ended June 30, 2005 and 2004 was approximately $79,200 and $70,300, respectively.  Depreciation expense for the six months ended June 30, 2005 and 2004 was approximately $157,300 and $128,900, respectively.

NOTE 5                 NOTES PAYABLE, REVOLVING LINE OF CREDIT

On December 31, 2004, the Company amended and restated the existing revolving line of credit agreement providing up to $25,000,000 with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 6.125% to 7.875% at June 30, 2005) payable monthly.  The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at June 30, 2005 and December 31, 2004 was $21,751,541 and $16,047,220, respectively. The line matures September 10, 2006 and contains certain covenants requiring the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and certain inventory turnover ratio. At June 30, 2005 the Company was not in compliance with the leverage and fixed charge coverage ratio requirement. The Company was granted a waiver of these covenants by our commercial lender.

For the three months ended June 30, 2005 and 2004, interest expense related to the credit line amounted to $320,676 and $119,787 respectively.  For the six months ended June 30, 2005 and 2004, interest expense related to the credit line amounted to $576,301 and $220,643 respectively.

NOTE 6                 STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 20, 2005, the Company issued 4,000 shares of common stock to several employees under the Stock Incentive Plan for services rendered, based on the trading price at the date of issuance, for a total of $10,600, resulting in an immediate charge to operations.

NOTE 7                 SEGMENT INFORMATION

The Company manages its operations as one segment and all revenue is derived from customers in the United States.

NOTE 8                 INCOME TAXES

Income tax expense for the three month period ended June 30, 2005 was $-0-as the provision for income taxes, computed by applying the Federal statutory rate to income before income taxes, was reduced by the decrease in the deferred tax valuation allowance during the period, resulting from the utilization of a portion of the Company’s net operating loss carryforward.

Income tax expense for the three month period ended June 30, 2004 was $-0- as the benefit for income taxes, computed by applying the Federal statutory rate to loss before income taxes, was reduced by the increase in the deferred tax valuation allowance during the period, to adjust deferred taxes to the amount considered by management more likely than not to be realized

NOTE 9                 NEW SUBSIDIARIES

On June 6th, 2005, the Company organized the Import Flooring Group, Inc. (IFG).  IFG will provide agency services by directly importing tile from the foreign factories to wholesale tile distributors within the United States. There was no activity as of period ended June 30th, 2005.

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

A part of preparing its Form 10-K, filed on April 15, 2005, management concluded it should restate its previously issued financial statements from the fiscal year ended December 31, 2002 through September 30, 2004.  The restatements are the result of management reassessing its methodology for accounting for certain transactions.  The Consolidated Financial Statements for the year ended December 31, 2004 have been prepared according to the new methodology and may be relied upon.  Tesoro is working diligently to complete the restated financial statements, but as of the date of filing this Form 10-Q for the quarter ended June 30, 2005 the restated Financial Statements have not be filed.  Accordingly, Tesoro’s Consolidated Financial Statements previously filed for the years ended 2003 and 2002 and for the interim periods within those years should no longer be relied upon.

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

In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro has three additional wholly owned subsidiaries.  These include IWT Tesoro Transport, IWT Tesoro International, Ltd and The Tile Club, Inc. The Tile Club, Inc has a wholly owned subsidiary named Import Flooring Group, Inc.

•                  IWT Tesoro Transport, a USDOT licensed common carrier, organized to act as our freight carrier outside of Florida and to back haul non-household goods into Florida to help generate outside revenue, which has been insignificant through June 30, 2005;

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

•                  Import Flooring Group, Inc., formed in June 2005, was organized to support the Company’s growth strategy with an agent- oriented business model in the floor covering market.

Our principal executive office is located at 191 Post Road West, Suite 10, Westport, CT 06880.  Our telephone number is
(203) 221-2770.  Our web site can be found at http://www.iwttesoro.com.  Information contained on our web site is not part of this report.

Results of Operations for the three months ended June 30, 2005, 2004 and 2003

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Quarter ending June 30,
	June 30,	June 30,	June 30,
	2005	2004	2003
		(Restated)	(Restated)

Revenues	$14,441,721	$11,585,016	$8,477,575
Cost of Goods Sold	8,602,396	7,144,406	5,011,999
Gross Margin	5,839,325	4,440,610	3,465,576
Gross Margin Percentage	40.43%	38.33%	40.88%
Operating Expenses	$5,381,537	$4,392,108	$3,067,820

Quarter ended June 30, 2005 Compared to Quarter June 30, 2004

Net sales for the three months ended June 30, 2005 increased $2,856,705 or approximately 24.7% over the reported net sales for the three months ended June 30, 2004. This growth follows a 36.7% increase in net sales for the three months ended June 30, 2004 over the three months ended June 30, 2003. The Company’s continued growth rate exceeds industry growth rates. We believe we will continue to exceed industry growth rates as a result of continued expansion into national markets.

Gross profit for the three months ended June 30, 2005 was $5,839,325 (40.4% of net sales) compared to $4,440,610 (38.3% of net sales) for the three months ended June 30, 2004. The second quarter 2005 gross profit increased was a direct result of a new pricing structure implemented in March 2005.  This new pricing structure will enable us to maintain an approximate gross margin of 38%.

Our operating expenses for the three months ended June 30, 2005 were $5,381,537 (37.3% of net sales) compared to $4,392,108 (37.9% of net sales) for the three months ended June 30, 2004. The decrease in the current percentage of operating expenses was a result of the Company’s continued realization of economies of scale.

Income from operations for the three months ended June 30, 2005 were $457,788 (3.2% of sales) compared to $48,502 (.4% of sales) for the three months ended June 30, 2004. The 2.8% increase is attributed to continued growth in sales distribution channels and process efficiencies gained in delivering these services.

Results of Operations for the Six Months ended June 30, 2005, 2004 and 2003

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Six Months Ending June 30,
	June 30,	June 30,	June 30,
	2005	2004	2003

Revenues	$28,134,699	$21,119,648	$15,191,385
Cost of Goods Sold	17,165,389	12,954,820	9,091,607
Gross Margin	10,969,310	8,164,828	6,099,778
Gross Margin Percentage	38.99%	38.66%	40.15%
Operating Expenses	$10,297,442	$8,641,017	$5,686,637

 Six Months ended June 30, 2005 Compared to Six Months ended June 20, 2004 and 2003

Sales for the six months ended June 30, 2005 were $28,134,699, a 33.2% increase over sales for the six months ended June 30, 2004. This growth follows a 39.0% increase for the same period ended in 2004 compared with 2003. The Company’s growth rate continues to exceed industry growth rates. We believe we will continue to exceed industry growth rates as a result of our continued expansion into national markets.

The gross margin for the six months ended June 30, 2005 was $10,969,310 (39.0% of net sales) compared to $8,164,828 (38.7% of net sales) for the six months ended June 30, 2004. The slightly higher gross margin for the six months ended June 30, 2005 is a result of the March 2005 new pricing structure. This new price structure was implemented as a direct result of increasing material and import costs.

Our operating expenses for the six months ended June 30, 2005 have increased by $1,656,425 over the same period in 2004, an increase of 19.2%. This compares with a 52.0% increase for the period ended June 30, 2004 from 2003.  The decrease in the current percentage of operating expenses was a result of the Company’s continued realization of economies of scale.

Income (loss) from operations for the six months ended June 30, 2005 was $671,868 (2.4% of sales) compared to ($476,189), (-2.3% of sales) for the six months ended June 30, 2004.  The 4.7% increase is attributed to continued growth in sales distribution channels and process efficiencies gained in delivering these services.

Changes in Financial Position for the six months ended June 30, 2005 from the year ended December 31, 2004

Accounts receivable and inventory have increased by $1,171,896 and $5,025,916 respectively during the six month period ended June 30, 2005 from the year ended December 31, 2004.  The increases in these account balances relate primarily to our growth in sales and the expansion of our distribution channels. Our accounts receivable balance at June 30, 2005 represented approximately 1.93 months of sales. The inventory turns for the same period was 1.55 times.

We had a net decrease in our investment in property and equipment of $15,727 net of depreciation for the six months ended June 30, 2005 from the year ended December 31, 2004.  The net decrease was primarily due to the disposal of capitalized leasehold improvement costs.

Our liabilities for accounts payable increased $248,033 and long term debt increased $5,704,321 for the six months ended June 30, 2005 from the year ended December 31, 2004.  The net increase in our liabilities relates directly to the financing of our sales growth and expansion into national markets.

Liquidity and Capital Resources

We had cash balances of approximately $636,900 at June 30, 2005 and $507,700 at December 31, 2004.  We have financed our growth with new equity capital and increased borrowings from our commercial lender.

Our line of credit is $25 million; an amount the Company expects to be sufficient to support its growth in accounts receivable and inventory through 2005. Our rapid growth is expected to continue requiring the Company to seek outside capital to supplement earnings and strengthen our balance sheet. We believe that the working capital required to finance the necessary growth in inventory will be provided by our existing line of credit. We expect to raise additional capital, either debt or equity through both the public and private markets during 2005.  However, we cannot assure anyone that we will be able to obtain outside capital, or if we do, that it will be on terms beneficial to us.

The balance due at June 30, 2005 to our commercial lender for the use of the revolving line of credit was approximately $21.8 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, limit our unfunded capital expenditures, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio. At June 30, 2005 the Company was not in compliance with the leverage and fixed charge coverage ratio requirement. The Company was granted a waiver of these covenants by our commercial lender. We believe that our relationship with our commercial lender is good and that they will continue to support the Company.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, Tesoro’s management, with participation of the Company’s principal executive officer and principal financial officer, have performed an evaluation of the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) to ensure that information required to be disclosed by Tesoro in the reports that Tesoro files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

As a result, Tesoro’s management concluded that certain accounting errors occurred in its previously issued financial statements for the fiscal year ended December 31, 2002, each of the three fiscal quarters ended June 30, 2003, June 30, 2003 and September 30, 2003, the fiscal year ended December 31, 2003 and each of the three fiscal quarters ended June 30, 2004, June 30, 2004 and September 30, 2004.

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

Status of Management’s Plan for Improvement

As of June 30, 2005, Tesoro has made the following progress in the implementation of its plan for improvement:

•                                                                  Recording and processing transactions - controls have been implemented which require transactions to be supported by i) appropriate transaction documentation and ii) documentation that the transaction has been reviewed and approved by an appropriate member of management;

•                                                                  Reconciliation of accounts - policies and controls have been implemented which require regular reconciliations of subsidiary accounts to the general ledger, with timely review by an appropriate member of management. Procedures regarding the quarterly accounting review have been enhanced by requiring independent reviews of account reconciliations, material general ledger accounts, and reserves;

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

Exclusive of implementing the changes in Tesoro’s procedures and control resulting from management’s improvements described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding section

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting and include an assertion in our 2005 annual report as to the effectiveness of our internal controls over financial reporting. Subsequently, our independent registered public accounting firm, McGladrey & Pullen LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediate.

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

(b)   Reports on Form 8-K

Form 8-K, filed on May 9, 2005, regarding the Company’s results of Operations for the first quarter of 2005 ended March 31, 2005 and the approval of proposals at the 2005 Annual Stockholders Meeting.

Form 8-K, filed on June 27, 2005, regarding The Tile Club and The Weir Farm Trust entering into a license agreement and the formation of Import Flooring Group, a subsidiary of The Tile Club.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

August 12, 2005	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

August 12, 2005	/s/ Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer