Form 10KSB/A
period 2002-12-31
IWT TESORO CORP
filed 2005-08-23
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

EXPLANATORY NOTE

Tesoro has restated the consolidated balance sheets as of December 31, 2002 and 2001, and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  In particular, Management determined that Tesoro had been incorrectly calculating the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $204,000 for the years ended December 31, 2002.   Additionally, management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement decreased net income for December 31, 2002 and 2001 by approximately $615,000 and $465,000, respectively. This change also reduced property and equipment as of December 31, 2002 and 2001 by approximately $2,223,000 and $1,607,000, respectively. In connection with the restatements for accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a gross deferred tax asset for the year ended December 31, 2002 of approximately $597,000.  Finally, as part of the recapitalization transaction of IWT effective October 1, 2002 (see Note 1), the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2003. The maximum number of redeemable shares under the repurchase agreement was 450,000. The transaction was accounted for by reducing additional paid in capital to the extent a balance existed with the remaining portion of the transaction applied to accumulated deficit as of December 31, 2002.  Other than the financial statements and related notes, and Management’s Discussion and Analysis set forth in Item 1 of this periodic report, which takes into account the effect of the restatement, all other information is as described in Amendment No. 1 to the 10-KSB/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission on June 30, 2003.

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

In January 2003, Tesoro organized a Bermuda company, IWT Tesoro International, Ltd. (International) that will own any international subsidiaries. Tesoro also organized IWT Tesoro Transport, Inc. (Transport). Transport is a federally licensed freight broker that manages both inbound and outbound freight for IWT.

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

According to Market Studies, Inc., a recognized industry market research firm, and the estimated 2002 market for ceramic tile in the United States was approximately $2.3 billion, with approximately 2.6 billion square feet sold, representing a 10.9% and 14.2% growth rate over 2001, respectively. The compound average growth rate of square footage shipments was 9.7% from 1996 through 2002 for ceramic tile.

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

Inventory

We are committed to maintaining inventory levels that support the sales of our dealer network. Our new 147,000 square foot warehouse contains over 6 million square feet of product; representing over 2500 SKU’s (individually numbered product items). We target an inventory turn over rate of 2.5 to 3.0. This turn over rate is established to minimize out of stock situations and to attain our goal of same day shipping for qualified orders received by 2 PM.

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

IWT TESORO CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IWT Tesoro Corporation and Subsidiaries

Westport, CT

We have audited the accompanying consolidated balance sheets of IWT Tesoro Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWT Tesoro Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations, and its cash flows for each of those years in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001.

/s/ KANTOR, SEWELL & OPPENHEIMER, PA

Hollywood, Florida

January 17, 2003, except as to Note 16, which is as of August 10, 2005

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash	$574,046	$402,500
Accounts receivable, net allowance for doubtful accounts	2,875,532	2,068,556
Inventories	6,047,876	4,985,427
Prepaid expenses	286,820	23,022
Deferred tax asset	597,196	—
Total current assets	10,381,470	7,479,505

Property and equipment, net	489,502	509,200

Other assets	191,725	175,074
	$11,062,697	$8,163,779
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5,403,816	$4,043,787
Accrued expenses	354,863	128,653
Current portion of capital lease obligations	47,222	34,509
Current portion of notes payable, other	48,780	52,215
Total current liabilities	5,854,681	4,259,164

Long-Term Debt:
Note payable, revolving line of credit	4,864,778	3,958,578
Capital lease obligations	108,438	83,632
Subordinated notes payable, stockholders	448,712	463,072
Notes payable, other	64,872	134,722
Total long-term debt	5,486,800	4,640,004
Total liabilities	11,341,481	8,899,168

Redeemable common stock (450,000 shares issued and outstanding)	1,073,160	—

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 10,587,834 and 9,000,000 issued and outstanding	10,588	9,000
Additional paid in capital	—	116,400
Less: subscription receivable		(84,000)
Accumulated deficit	(1,362,532)	(776,789)
	(1,351,944)	(735,389)
	$11,062,697	$8,163,779

See Notes to Consolidated Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
	(Restated)	(Restated)
Revenue

Sales, net of discounts and returns	$25,387,708	$19,626,819
Cost of goods sold	15,268,535	12,629,138

Gross profit	10,119,173	6,997,681

Expenses
Payroll	4,045,537	2,479,814
Delivery	1,245,174	979,701
General and administrative	610,627	219,781
Lease expense	479,905	426,229
Depreciation and amortization	156,296	172,030
Insurance	324,699	232,520
Repairs and maintenance	250,378	120,336
Sales expenses	144,396	129,474
Advertising	1,179,077	736,888
Professional fees	150,085	78,952
Travel and entertainment	104,831	64,471
Bad debts	3,085	120,356
	8,694,101	5,760,552
Income from operations	1,425,072	1,237,129

Other income/(expenses)
Interest expense	(328,920)	(424,527)
Other income	9,526	10,069
Other expense	(35,700)	—
Gain (loss) on disposal	5,979	(511)
Gain (loss) on Foreign Currency	4,407	231
	(344,708)	(414,738)

Net income before taxes	1,080,364	822,391

Income tax benefit	597,174	—

Net income	$1,677,538	$822,391

Earnings per common share - Basic & diluted	$0.14	$0.09

Weighted Average Common Shares Outstanding:
Basic and diluted	11,845,775	9,000,000

See Notes to Consolidated Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2001, as restated	9,000,000	$9,000	$116,400	$(84,000)	$(776,789)	$(735,389)

Year Ended December 31, 2002:
Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000		84,000

Net income, nine months ended September 30, 2002	—	—	—	—	2,214,239	2,214,239

Balance September 30, 2002 - Before Recapitalization	9,000,000	9,000	116,400	—	(426,570)	(301,170)

Recapitalization, October 1, 2002	1,800,000	1,800	(116,400)	—	3,542	(111,058)

Balance After Recapitalization on October 1, 2002	10,800,000	10,800	—	—	(423,028)	(412,228)

Reclassification of redeemable stock	(450,000)	(450)			(60,086)	(60,536)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees, directors and consultants (SIP)	134,500	135	364,360	—	—	364,495

Issuance of shares - private offering	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Net loss 3 months ended December 31, 2002	—	—	—	—	(536,701)	(536,701)

Accretion of redeemable stock	—	—	(669,907)	—	(342,717)	(1,012,624)

Balance December 31, 2002, as Restated	10,587,834	$10,588	$—	$—	$(1,362,532)	$(1,351,944)

See Notes to Consolidated Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$1,677,538	$822,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	156,296	172,030
Deferred income taxes	(597,174)	—
Common stock issued for services and compensation	405,145
Provision for doubtful accounts and reserve for returns	3,085	99,000
(Gain) loss on disposal of property and equipment	(5,979)	511
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(786,221)	(293,040)
Inventories	(1,062,449)	263,783
Prepaid expenses and other assets	(280,438)	(136,469)
Increase (Decrease) in:
Accounts payable and accrued expenses	1,441,114	(752,232)
Other Liabilities	5,160	3,815
Net cash provided by operating activities	956,088	179,789

Cash flows from investing activities:
Acquisitions of property and equipment	(58,048)	(16,819)
Proceeds from sale of equipment	11,000	—
Net cash used in investing activities	(47,048)	(16,819)

Cash flows from financing activities:
Proceeds from revolving line of credit	26,010,639	19,682,105
Payments on revolving line of credit	(25,105,628)	(19,236,612)
Proceeds from issuance of stock	349,000	—
Payments of long-term debt	(113,125)	(28,969)
Repayment of stockholder loan	(25,000)	—
Distribution to stockholders	(1,864,020)	(521,458)
Proceeds from related party note	10,640	205,000
Net cash provided by (used in) financing activities	(737,494)	100,066

Net Increase in Cash	171,546	263,036

Cash, Beginning	402,500	139,464
Cash, Ending	$574,046	$402,500

Cash Paid (Received) During the Period for:
Interest expense	$328,920	$424,527
Non-Cash Investing and Financing Activities:

See Notes to Consolidated Financial Statements.

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

Had compensation costs for the Company’s stock option been determined on the fair market value at the grant dates for the options, consistent with Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement No. 123), and the Company’s results of operations for the year ended December 31, 2002 would have changed to the pro-forma amounts indicated.

	2002	2001
Net income as reported	$1,677,538	$822,391
Add: Stock based employee compensation cost determined under fair value based method for all awards, net of related tax effects.	(2,697)	—
Pro-forma net income	$1,674,841	$822,391
Net income per share basic – diluted
As reported	$0.15	$0.09
Pro-forma	$0.15	$0.09

Advertising and Promotion

Advertising and promotion expenses are charged to expense during the period in which they are incurred.  Promotional merchandise, which includes boards and sample packs, are held in other inventories until they are shipped to the customer at which point they are expensed.  Advertising and promotion expenses in the consolidated statement of operations, was $ 1,179,077 and $ 736,888 for the years ended December 31, 2002 and 2001, respectively.

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

General and Administrative Expenses

The Company includes the following in general and administrative expenses: bank service charges, bank audit fees, convention expense, dues and subscriptions, employee benefits, utilities, office supplies, outside services, consulting fees, postage, telephone and miscellaneous expenses. At December 31, 2002 and 2001 the total amount of general and administrative expenses was $610,627 and $219,781.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections that, among other things, rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. With the rescission of SFAS No. 4, the early extinguishment of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

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

Bad debt expense for the years ended December 31, 2002 and 2001 was $3,085 and $120,356, respectively.

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

NOTE 5     PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 consisted of the following:

	2002	2001	Depreciation Period in Years
Furniture and fixtures	$89,238	$77,832	5-10
Machinery and equipment	326,165	219,852	7-10
Vehicles	207,071	273,967	5
Computer equipment	131,407	110,099	3-5
Leasehold improvements	108,220	108,220	7
	862,101	789,970
Less accumulated depreciation	(372,599)	(280,770)
	$489,502	$509,200

Depreciation expense for the years ended December 31, 2002 and 2001 was $ $129,732 and $120,371, respectively. (See Note 8)

NOTE 6     NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2002 and 2001 as follows:

	2002	2001
Notes Payable—Related Parties

Note payable to stockholder; interest rate 10% per year; due December 31, 2025; no prepayment penalty; subject to Subordination Agreement.	$88,712	$88,712

Note payable to stockholder; interest rate 10% per year; due December 31, 2025 no prepayment penalty; subject to Subordination Agreement.	240,000	254,360

Note payable to stockholder; interest rate 10% per year; due December 31, 2025 no prepayment penalty; subject to Subordination Agreement.	120,000	120,000
	$448,712	$463,072

Notes Payable—Related Parties

These notes may be paid down to a minimum balance of $85,000 in accordance with a Subordination Agreement dated November 13, 2002.

The total interest expense related to these loans was $56,532 and $45,785 at December 31, 2002 and 2001, respectively.

	2002	2001
Notes Payable—Unrelated Parties

Note payable to a company; 4.9% interest per year; monthly payments of $632 including interest; secured by a vehicle, due February 26, 2002. Loan paid off February 2002.	$0	$1,190

Note payable to a bank; 8.25% interest per year; monthly payments of $1,341 including interest; secured by a vehicle; due September 17, 2004.	26,143	39,440

Note payable to a bank; 8.9% interest per year; monthly payments of $1,457 including interest; secured by a vehicle; due December 29, 2005.	45,807	58,528

Note payable to a bank; 8.95% interest per year; monthly payments of $948 including interest; secured by computer software; due February 28, 2005.	22,291	31,195

Note payable to a bank; 8.9% interest per year; monthly payments of $640 including interest; secured by a vehicle; due February 27, 2006. Loan paid off February 2002.	0	26,586

Note payable to a company; 0% interest per year; monthly payments of $882; secured by a vehicle; due October 18, 2004.	19,411	29,998
	113,652	186,937
Less current portion	(48,780)	(52,215)
	$64,872	$134,722

The total interest expense related to these loans was $9,361 and $15,328 at December 31, 2002 and 2001, respectively.

Long-term debt maturities for all notes payable for each of the next five years and thereafter are as follows:

2003	$48,780
2004	46,456
2005	18,416
2006	0
2007	0
2008 & thereafter	448,712
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

For the three months ended December 31 2002, the Company had a tax loss due to temporary differences. The Company has a federal net operating loss carryforward at December 31, 2002 of $500,374, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2022. No valuation allowance has been recorded to offset the net deferred taxes due to the certainty of the Company’s ability to generate future taxable income.

The provision for income taxes at December 31, 2002 consisted of a deferred tax asset of $597,196.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

Deferred tax assets:
Loss carryforward	$188,291
Allowance for bad debts	31,325
Depreciation	377,095
Contribution carryover	485

Net deferred tax asset	$597,196

Proforma tax and EPS data as if the Company had been a taxable entity in 2001:

	Historical	Pro forma
Revenues
Sales, net	$19,626,819	$19,626,819
Cost of goods sold	12,629,138	12,629,138

	6,997,681	6,997,681
Operating expense	5,760,522	5,760,522
Other income/(expense)	(414,738)	(414,738)

Net income before taxes	822,391	822,391
Income tax expense	0	(247,375)

Net income	$822,391	$575,016

Earnings per share	$0.09	$0.06

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

NOTE 16     RESTATEMENT

The Company has restated the consolidated balance sheets as of December 31, 2002 and 2001, and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended as described below:

Accrued Expenses

Management determined that the Company had been incorrectly calculation the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $204,000 as of December 31, 2002.

Sample and Display Boards

Management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement decreased net income by approximately $616,000 and $465,000 for the years ended December 31, 2002 and 2001, respectively. This change also reduced property and equipment as of December 31, 2002 and 2001 by approximately $2,223,000 and $1,607,000, respectively.

Deferred Taxes

In connection with the restatements for accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a gross deferred tax asset for the year ended December 31, 2002 of approximately $597,000.

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

The effects of these changes are summarized as follows:

	2002			2001
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
As of December 31:

Consolidated Balance Sheet:
Property and equipment, net	2,712,422	(2,222,920)	489,502	2,116,571	(1,607,371)	509,200
Deferred tax assets	34,348	562,848	597,196	—	—	—
Accrued expenses	151,064	203,799	354,863	128,653	—	128,653
Additional paid in capital	(686,068)	686,068	—	116,400	—	116,400
Retained earnings (deficit)	(184,740)	(1,177,792)	(1,362,532)	830,582	(1,607,371)	(776,789)

	2002			2001
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
For the Year Ended December 31:

Consolidated Statement of Operations:
Net Sales	$25,387,708	$—	$25,387,708	$19,626,819	$—	$19,626,819
Gross profit	10,119,173	—	10,119,173	6,997,681	—	$6,997,681
Operating expenses	7,874,786	819,315	8,694,101	5,295,825	464,727	5,760,552
Income (loss) before income taxes	1,899,679	(819,315)	1,080,364	1,287,118	(464,727)	822,391
Income tax benefit (expense)	34,348	562,826	597,174	—	—	0
Net Income (loss)	1,934,027	(256,489)	1,677,538	1,287,118	(464,727)	822,391

Earnings (loss) per share:
Basic and Diluted	$0.19	$(0.04)	$0.15	$0.14	$(0.05)	$0.09

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock”, for purposes relevant to Tesoro, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

(i)                                     that a broker or dealer approve a person’s account for transactions in penny stocks and

(ii)                                  the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

	Fiscal Year Ending December 31
	2000	2001	2002
Revenues	100%	100%	100%
Cost of Goods Sold	68%	64%	60%
Gross Margin	32%	36%	40%
Operating Expenses	32%	29%	34%

December 31, 2002 compared to December 31, 2001

Sales for the year ended December 31, 2002 were $25,387,708 a 29% increase over sales for the year ended December 31, 2001. This growth follows a 40% growth from 1999 to 2000 and a 31% growth from 2000 to 2001. We are a relatively small player in a growing market. We are entering new markets and adding new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1%. The tile market in the United States is approximately $2.1 billion and is growing at a five to seven percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% in 2002 from 64% in 2001 and 68% in 2000. While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) grew from  1.3 million in 2001 to $1.5 million in 2002, a 12% growth rate.  EBITDA is a concept used by financial managers to compare businesses that operate in different industries with different capital needs, tax circumstances and debt structure. It is not a GAAP concept and should not be used as the only measure of a company’s financial performance. Investors should refer to the financial statements included in this document before making any investment decisions.

We have included a reconciliation from our net income to EBITDA:

	2002	2001

Net income	$1,667,538	$822,391
Interest expense	328,920	424,527
Income taxes (deferred)	(597,174)	0

Depreciation	129,732	120,371
Amortization	26,575	51,659
EBITDA	$1,555,591	$1,418,948

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

Making it easy for our customers to sell product is a key success factor for us. We have an extensive sampling and display program that augments the training and marketing support we provide our customers.  Promotional expense is a significant operating expense for the company.  .

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

Through its closing as of March 31, 2003, we raised $530,000 from unit’s sales. We also raised an additional $45,000 from 15,000 warrants that were exercised. All of the investors were provided with, or otherwise had access to, information about the Company and its subsidiaries, including financial information. The proceeds from the offering and the warrant exercises were used for general corporate purposes, including paying fees to outside professionals and working capital.

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

Carl G. Anderson, Jr.    Carl has served as a Director of Tesoro since October 28, 2002. He is Vice Chairman of the Board and General Manager of Arrow International Inc., a $300 million critical care medical device business located in Reading, Pennsylvania since 2002. Between May 1997 and 2002, Carl was the President and Chief Executive Officer of ABC School Supply, a $50 million supplier of materials and equipment for public and private schools. Prior to joining ABC School Supply, he served as Vice President and General Manager of the Retail Consumer Products Division of James River Corporation since August 1994. He also served as Vice President of Marketing for James River Corporation from May 1992 to August 1994. He was a marketing executive at Procter & Gamble from 1972 to 1984 and Vice President and General Manager at Nestle Foods Corporation in Purchase, New York from 1984 to 1992. Carl also served as a Director of the J.B. Williams Company, Inc., a manufacturer of consumer products, until the company was sold in October 2002 and as a Director of ABC School Supply until the company was sold in August 2002. He also serves as a trustee of Lafayette College. Carl graduated from Lehigh University Graduate School of Business Administration in 1972 and Lafayette College in 1967.

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

The Committee also oversees the evaluation of the Board and management and develops and recommends to the Board a set of Corporate Governance guidelines. In addition, the Compensation Committee oversees reviews and approves all of Tesoro’s ERISA and other employee benefit plans.

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

The Audit Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s systems of internal control, and the overall quality of the Company’s financial reporting. The Audit Committee reviewed the Company’s internal controls with the Company’s independent auditors and, consistent with Section 302 of the Sarbanes-Oxley Act of 2002 and the rules adopted there under, met with management and the auditors prior to the filing of officers’ certifications required by that statute to receive any information concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

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

ITEM 10.                      EXECUTIVE COMPENSATION

The information described in our discussion concerning “Executive Officers” includes Henry Boucher, Paul Boucher, Forrest Jordan and Grey Perna. Prior to November 2002, no individual held the title of Chief Executive Officer; however Henry Boucher has acted in that capacity since December 2001.

Summary Compensation Table

							Long-Term Compensation
		Annual Compensation					Awards			Payouts
Name and Principal Position	Year	Salary		Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards ($)	Options/ SARs		LTP Payouts ($)	All Other Compensation
Henry J. Boucher, Jr.,	2002	$120,000		-0-	-0-		—	100,000	(2)	-0-	-0-
Chairman, Director,	2001	—		—	—		—	—		—	—
President, Chief Executive Officer(1)	2000	—		—	—		—	—		—	—

Paul F. Boucher,	2002	$237,067	(3)	-0-	$57,653	(4)	—	100,000	(2)	-0-	$621,340	(7)
Director, Senior Vice President,	2001	193,783		—	23,090	(5)	—	—		—	173,819	(7)
President, International Wholesale Tile, Inc.	2000	98,636		—	6,767	(6)	—	—		—	87,000	(7)

Forrest Jordan, Director,	2002	$237,067	(3)	-0-	$49,000	(7)	—	100,000	(2)	-0-	$621,340	(7)
Senior Vice President,	2001	193,783		—	19,871	(8)	—	—		—	173,819	(7)
Vice President, Treasurer and Secretary, International Wholesale Tile, Inc.	2000	98,636		—	2,308	(9)	—	—		—	87,000	(7)

Grey Perna, Director,	2002	$237,067	(3)	-0-	$51,883	(10)	—	100,000	(2)	-0-	$621,340	(7)
Senior Vice President,	2001	193,783		—	22,688	(11)	—	—		—	173,819	(7)
Vice President, International Wholesale Tile, Inc.	2000	98,636		—	-0-		—	—		—	87,000	(7)

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

Non-Qualified Stock Options

Non-qualified stock options may be granted to employees or to Directors who are neither our officers nor employees, as well as to consultants and other persons who provide services to our affiliates and us. Stock options are non-qualified stock options if they do not meet the requirements for ISOs.

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

Generally, our Board of Directors or the Committee has the power to amend, terminate or suspend all or any portion of the Plan without stockholder approval. However, no amendment may impair an existing award or alter the rights of a recipient of options already granted under the Plan without the recipient’s consent. Additionally, the Board of Directors may not, without further approval of our stockholders and according to Nevada law, solely to the extent required by the applicable provisions of Rule 16b-3, Section 162(m) or 422 of the Code, or the rules of any applicable exchange:

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

Name(1)	Current Title	Shares Beneficially Owned		Percent of Class
Henry J. Boucher, Jr.	• Tesoro: Chairman, President, Chief Executive Officer, Interim Chief Financial Officer, Director	785,500		7.0%
	• IWT Tesoro International Ltd.: Director
	• IWT Tesoro Transport, Inc.: President and Director

James R. Edwards(1)(2)(3)	Tesoro: Director	40,000	(4)	*

James Lafond(1)(5)	Tesoro: Director	15,000	(6)	*

Carl G. Anderson, Jr.(1)(3)(5)	Tesoro: Director	65,000	(7)	*

Robert B. Rogers(5)	Tesoro: Director	10,000		*

Allen G. Rosenberg(1)(2)	Tesoro: Director	15,000	(6)	*

Paul F. Boucher(1)	• Tesoro: Director, Senior Vice President	3,030,000	(8)(9)	27.1%
	• IWT: President, Director
	• IWT Tesoro International Ltd.: Director

Forrest Jordan(1)	• Tesoro: Senior Vice President, Director	3,000,000	(8)	26.8%
	• IWT: Senior Vice President, Treasurer, Secretary, Director
	• IWT Tesoro International Ltd.: Director

Grey Perna(1)	• Tesoro: Director, Senior Vice President	3,012,000	(8)(10)	26.9%
	• IWT: Senior Vice President, Director
	• IWT Tesoro International Ltd.: Director

All Current Officers, Directors and Nominees for Director; as a Group (nine persons)		9,972,500		81.7%

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

Date: August 22, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Henry J. Boucher, Jr.	August 22, 2005
Henry J. Boucher, Jr., Principal Executive Officer

/s/ Henry J. Boucher, Jr.	August 22, 2005
Henry J. Boucher, Jr., Interim Principal Financial Officer

/s/ Henry J. Boucher, Jr.	August 22, 2005
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director	August 22, 2005
James Edwards, Director

/s/ Paul F. Boucher	August 22, 2005
Paul F. Boucher, Director

/s/ Forrest Jordan	August 22, 2005
Forrest Jordan, Director

/s/ Grey Perna	August 22, 2005
Grey Perna, Director

/s/ James Lafond	August 22, 2005
James Lafond, Director

/s/ Allen Rosenberg	August 22, 2005
Allen Rosenberg, Director

/s/ Carl G. Anderson, Jr.	August 22, 2005
Carl G. Anderson, Jr., Director

/s/ Robert Rogers	August 22, 2005
Robert Rogers, Director