Form 10QSB/A
period 2003-03-31
IWT TESORO CORP
filed 2005-08-23
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 3)

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

EXPLANATORY NOTE

Tesoro has restated the consolidated balance sheets as of March 31, 2003 and December 31, 2002, and the consolidated statements of operations, stockholders’ equity and cash flows for the three month ended March 31, 2003 and 2002, respectively.  In particular, Management determined that Tesoro had been incorrectly calculation the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $295,000 as of March 31, 2003.  Additionally, management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement decreased net income by approximately $148,000 for the three months ended March 31, 2003. This change also reduced property and equipment as of March 31, 2003 by approximately $2,371,000.  In connection with the restatements for accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a gross deferred tax asset for the three month ended March 31, 2003 of approximately $13,000.  Finally, as part of the recapitalization transaction of IWT effective October 1, 2002 (see Note 1), the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2003. The maximum number of redeemable shares under the repurchase agreement was 450,000. The transaction was accounted for by reducing additional paid in capital to the extent a balance existed with the remaining portion of the transaction applied to accumulated deficit as of December 31, 2002.

Other than the financial statements and related notes, and Management’s Discussion and Analysis set forth in Item 1 and 2 of this periodic report, which takes into account the effect of the restatement, all other information is as described in Amendment No. 2 to the 10-QSB for the year ended March 31, 2003, filed with the Securities and Exchange Commission on June 27, 2003.

PART I

ITEM 1:      FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash	$664,358	$574,046
Accounts receivable, net allowance for doubtful accounts and returns	3,486,903	2,875,532
Inventories	8,496,466	6,047,876
Subscription receivable	130,000	—
Prepaid expenses	325,587	286,820
Deferred tax asset	610,290	597,196
Total current assets	13,713,604	10,381,470

Property and equipment, net	988,140	489,502

Other assets	192,974	191,725
	$14,894,718	$11,062,697

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,726,994	$5,403,816
Accrued expenses	705,320	354,863
Current portion of capital lease obligations	54,709	47,222
Current portion of notes payable, other	49,850	48,780
Total current liabilities	8,536,873	5,854,681

Long-Term Debt:
Note payable, revolving line of credit	5,591,361	4,864,778
Capital lease obligations	138,323	108,438
Subordinated notes payable, stockholders	423,662	448,712
Notes payable, other	51,911	64,872
Total long-term debt	6,205,257	5,486,800
Total liabilities	14,742,130	11,341,481

Redeemable common stock (450,000 shares issued and outstanding)	1,073,160	1,073,160

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 10,750,502 and 10,587,834 issued and outstanding	10,750	10,588
Additional paid in capital	483,198	—
Accumulated deficit	(1,414,520)	(1,362,532)
	(920,572)	(1,351,944)
	$14,894,718	$11,062,697

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2003	2002
	(Restated)	(Restated)
Revenue

Sales, net of discounts and returns	$6,713,810	$6,014,020
Cost of goods sold	4,079,608	3,612,316

Gross profit	2,634,202	2,401,704

Expenses
Payroll	1,177,642	771,201
Delivery	336,045	271,518
General and administrative	210,016	79,045
Lease expense	134,380	114,716
Depreciation and amortization	40,550	29,705
Insurance	74,828	82,351
Repairs and maintenance	82,371	34,988
Sales expenses	114,868	39,592
Advertising	265,567	175,232
Professional fees	124,843	20,036
Travel and entertainment	54,460	33,625
Bad debts	3,247	—
	2,618,817	1,652,009
Income from operations	15,385	749,695

Other income/(expenses)
Interest expense	(75,949)	(74,631)
Other income	835	709
Gain (loss) on disposal	(5,352)	5,990
	(80,466)	(67,932)

Net income before taxes	(65,081)	681,763

Income tax benefit	13,093	—

Net income (Loss)	$(51,988)	$681,763

Earnings per common share - Basic & diluted	$(0.00)	$0.06

Weighted Average Common Shares Outstanding:
Basic and diluted	11,081,516	9,000,000

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2001, as restated	9,000,000	$9,000	$116,400	$(84,000)	$(776,789)	$(735,389)

Year Ended December 31, 2002:
Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000		84,000

Net income, nine months ended September 30, 2002	—	—	—	—	2,214,239	2,214,239

Balance September 30, 2002 - Before Recapitalization	9,000,000	9,000	116,400	—	(426,570)	(301,170)

Recapitalization, October 1, 2002	1,800,000	1,800	(116,400)	—	3,542	(111,058)

Balance After Recapitalization on October 1, 2002	10,800,000	10,800	—	—	(423,028)	(412,228)

Reclassification of redeemable stock	(450,000)	(450)			(60,086)	(60,536)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees, directors and consultants (SIP)	134,500	135	364,360	—	—	364,495

Issuance of shares - private offering	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Net loss 3 months ended December 31, 2002	—	—	—	—	(536,701)	(536,701)

Accretion of redeemable stock	—	—	(669,907)	—	(342,717)	(1,012,624)

Balance December 31, 2002, as restated	10,587,834	$10,588	$—	$—	$(1,362,532)	$(1,351,944)

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002, as restated	10,587,834	$10,588	$—	$(1,362,532)	$(1,351,944)

Issuance of shares - private offering	136,668	136	409,864	—	410,000
Exercise of warrants	10,000	10	29,990	—	30,000

Issuance of shares to employees and directors for services rendered (SIP)	16,000	16	43,344	—	43,360

Net loss, three months ended March 21, 3003	—	—	—	(51,988)	(51,988)

Balance, March 31, 2003, as restated	10,750,502	$10,750	$483,198	$(1,414,520)	$(920,572)

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2003	2002
	(Restated)	(Restated)

Cash flows from operating activities:
Net income (loss)	$(51,988)	$681,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,550	29,705
Deferred income taxes	(13,094)	—
Common stock issued for services and compensation	43,360	—
Provision for doubtful accounts and reserve for returns	24,202	—
(Gain) loss on disposal of property and equipment	5,352	(5,990)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(635,573)	(785,763)
Inventories	(2,448,590)	1,290,938
Prepaid expenses and other assets	(158,886)	(28,642)
Increase in:
Accounts payable and accrued expenses	2,651,145	(945,933)
Other Liabilities	15,200	5,625
Net cash provided by (used in) operating activities	(528,322)	241,703

Cash flows from investing activities:
Acquisitions of property and equipment	(371,267)	(3,946)
Proceeds from sale of equipment	—	11,000
Net cash used in investing activities	(371,267)	7,054

Cash flows from financing activities:
Proceeds from revolving line of credit	6,788,000	5,350,000
Payments on revolving line of credit	(6,060,817)	(5,107,797)
Proceeds from issuance of stock	440,000	—
Collection on notes receivable arising from sale of stock	(130,000)	—
Payments on capital leases and notes payable	(22,232)	(10,287)
Repayment of related party loan	(25,050)	—
Distribution to stockholders	—	(531,458)
Proceeds from related party note	—	10,650
Net cash provided by (used in) financing activities	989,901	(288,892)

Net Increase (Decrease) in Cash	90,312	(40,135)

Cash, Beginning	574,046	402,500
Cash, Ending	$664,358	$362,365

Cash Paid (Received) During the Period for:
Interest expense	$75,949	$74,631

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

2002

Net income as reported	$1,677,538
Add: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,697)
Pro-forma net income	$1,674,841

Net income per share basic – diluted
As reported	$0.15
Pro-forma	$0.15

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

NOTE 4                 ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2003	December 31, 2002

Accounts receivable	$3,547,858	$2,958,777
Less allowance for doubtful accounts and returns	(60,955)	(83,245)

	$3,486,903	$2,875,532

Bad debt expense for the three months ended March 31, 2003 was $3,247. There was no bad debt expense for the three months ended March 31, 2002.

NOTE 5                 INVENTORY

Inventory consisted of the following:

	March 31, 2003	December 31, 2002

Tiles	$7,022,025	$4,692,974
Inventory in transit	1,474,441	1,354,902

	$8,496,466	$6,047,876

NOTE 6                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2003	December 31, 2002	Depreciation Period in Years

Furniture and fixtures	$199,585	$89,238	5-10
Machinery and equipment	381,347	326,165	7-10
Vehicles	214,571	207,071	5
Computer equipment	274,176	131,407	3-5
Leasehold improvements	314,740	108,220	7

	1,384,419	862,101
Less accumulated depreciation	(396,279)	(372,599)

	$988,140	$489,502

Depreciation expense for the three months ended March 31, 2003 and 2002 was $40,550 and $29,705, respectively. (See Note 9)

NOTE 7                 NOTES PAYABLE

The Company has outstanding notes payable as follows:

	March 31, 2003	December 31, 2002

Notes Payable – Related Parties	$423,662	$448,712
Notes Payable – Unrelated Parties	101,761	113,652

	525,423	562,364
Less current portion	(49,850)	(48,780)

	$475,573	$513,584

Interest expense related to these notes for the three months ended March 31, 2003 and 2002 was $13,531 and $16,209, respectively.

Long-term debt maturities for all notes payable for the next five years and thereafter are as follows:

2003	$36,889
2004	46,456
2005	18,416
2006	0
2007	0
2008 & thereafter	423,662

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

NOTE 10               INCOME TAXES

At March 31, 2003 the Company had useable net operating loss carryforwards of approximately $610,290 for income tax purposes, available to offset future taxable income of the U.S. entity, expiring through 2022.  No valuation allowance has been recorded due to the certainty of the Company’s ability to generate future taxable income.

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

		March 31, 2003	December 31, 2002
		(Restated)	(Restated)

Net income (loss)	As reported	$(51,988)	$1,677,538
	Pro-forma	$(51,988)	$1,674,841

Net income per share basic	As reported	$0.00	$0.15
	Pro-forma	$0.00	$0.15

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

From adoption of the subscription agreement on October 1, 2002 through March 31, 2003, the Company sold 220,002 units for a total of $660,000.  In addition, 15,000 warrants were exercised for a total of $45,000.

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

NOTE 18               RESTATEMENT

The Company has restated the consolidated balance sheet as of March 31, 2003, and the consolidated statements of operations, stockholders’ equity and cash flows for the three months then ended as described below:

Accounts Receivable

Management determined that the Company had been incorrectly calculating the allowances for product returns.  Management revised this calculation and determined that accounts receivable and net sales were overstated by approximately $21,000 as of and for the period ended March 31, 2003.

Accrued Expenses

Management determined that the Company had been incorrectly calculating the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $295,000 as of March 31, 2003.

Sample and Display Boards

Management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement decreased net income by approximately $148,000 for the three months ended March 31, 2003. This change also reduced property and equipment as of March 31, 2003 by approximately $2,371,000.

Deferred Taxes

In connection with the restatements for accounts receivable, accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a net deferred tax assets for the three month period ended March 31, 2003 of approximately $610,000, an approximate $13,000 increase over the three month period.

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

The effects of these changes are summarized as follows:

	March 31, 2003
	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheet:
Accounts receivable	$3,507,858	$(20,955)	$3,486,903
Property and equipment, net	3,358,786	(2,370,646)	988,140
Deferred tax assets	2,480	607,810	610,290
Accrued expenses	410,467	294,853	705,320
Deferred tax liability	—	—	—
Additional paid in capital	1,169,266	(686,068)	483,198
Retained deficit	$(21,944)	$(1,392,576)	$(1,414,520)

	For the Quarter Ended March 31, 2003
	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated Statement of Operations:
Net Sales	$6,734,765	$(20,955)	$6,713,810
Gross profit	2,655,157	(20,955)	2,634,202
Operating expenses	2,380,026	238,791	2,618,817
Income (loss) before income taxes	194,665	(259,746)	(65,081)
Income tax benefit (expense)	(31,869)	44,962	13,093
Net Income (loss)	$162,796	$(214,784)	$(51,988)

Earnings (loss) per share:
Basic & diluted	$0.01	$(0.02)	$(0.00)

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

	Quarter Ending March 31,
	2001	2002	2003

Revenues	4,513,755	6,014,020	6,713,810
Cost of Goods Sold	2,995,589	3,612,316	4,079,608
Gross Margin Percentage	33.6%	39.9%	39.2%
Operating Expenses	1,301,252	1,652,009	2,618,817

March 31, 2003 Compared to March 31, 2002

Sales for the quarter ended March 31, 2003 were $6,713,810 a 12% increase over sales for the quarter ended March 31, 2002. This growth follows a 33% growth from 2001 to 2002. We are a relatively small player in a growing market. We are entering new markets and adding new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1%. The tile market in the United States is approximately $2.1 billion and is growing at a five to seven percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% in 2002 from 64% in 2001 and 68% in 2000. While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.

We have included reconciliation from our net income to EBITDA:

	2002	2001

Net income	$1,677,538	$822,391
Interest expense	328,920	424,527
Income taxes (deferred)	(597,174)	0
Depreciation	129,732	120,371
Amortization	0	0
EBITDA	$1,539,016	$1,367,289

•              The major causes of the increased EBITDA were (a) an increase of 29% in sales and (b) an increase of 4% on the gross margin.

•              EBIDTA is not a GAAP concept and should not be used as the only measure of a company’s financial performance. Investors should refer to our financial statements before making any investment decisions.

•              Our earnings before interest, taxes, depreciation and amortization (EBITDA) grew from $1.3 million in 2001 to $1.5 million in 2002, a 12% growth rate. EBITDA is a concept used by financial managers to compare businesses that operate in different industries with different capital needs, tax circumstances and debt structure.

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

Operating expenses for the quarters ended March 31, 2003 and 2002 were $2,618,817 and $1,652,009, respectively. This increase of 58.5% was a result of investments being made in people, infrastructure and corporate organization for future growth. With the acquisition of IWT in October 2002, we began to incur certain professional and operating expenses that are not reflected in the comparable period for 2002. In addition, we began to issue common stock to non-executive employees, outside directors and suppliers under the incentive stock plan. Generally Accepted Accounting Principles require that these shares be expensed in the period they are issued at the fair market value of these shares. We expect these expenses to continue.

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

Through its closing as of March 31, 2003, we raised $660,000 from units sales. We also raised an additional $45,000 from 15,000 warrants that were exercised. All of the investors were provided with, or otherwise had access to, information about the Company and its subsidiaries, including financial information. The proceeds from the offering and the warrant exercises were used for general corporate purposes, including paying fees to outside professionals and working capital.

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

ITEM 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.      OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits

Exhibit Number	Description

1.1	Selected Dealers Agreement (9)
3.1	Articles of Incorporation (1)
3.1.1	Articles of Amendment to Articles of Incorporation dated September 23, 2002(3)
3.2.1	Bylaws (1)
3.2.2	Amended and Restated Bylaws (8)
3.3.1	Specimen Stock Certificate (1)
3.3.2	Audit Committee Charter (8)
3.3.3	Compensation Committee Charter (8)
3.3.4	Nominating And Governing Committee Charter (8)
3.4.1	Code of Ethics for Senior Financial Officers (9)
4.1.1	Form of Warrant Agreement (9)
4.1.2	Form of Stock Certificate (9)
4.1.3	Form of Lock-Up Agreement (9)
10.1	Agreement With Peter Goss (1)
10.2	Stockholders Agreement (1)
10.3	2001 Ponca Acquisition Corporation Stock Incentive Plan. (2)
10.4	Employment Agreement Between Ponca Acquisition Corporation And Henry Jr. Boucher, Jr. Dated As Of December 29, 2002. (2)
10.5	Memorandum Of Understanding Between Ponca Acquisition Corporation And The Stockholders Of International Wholesale Tile, Inc. (2)

10.6	Stock Purchase Agreement Among The Stockholders Of International Wholesale Tile, Inc., And IWT Tesoro Corporation, Effective October 1, 2002. (5)
10.7	Termination Of Stockholders Agreement (6)
10.8	Repurchase Agreement (7)
10.9	Form of Indemnity Agreement (9)
21.	Subsidiaries of Registrant (9)
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. sec. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. sec. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
99.1	MRS’ Letter To The Securities and Exchange Commission. (4)
99.2	Letter from Peter Goss regarding fiscal year end (5)

(1)	Filed as an Exhibit to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000.

(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2002.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 8, 2002.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2002.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 4, 2003.

(7)	Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 4, 2003.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2003.

(9)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on April 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

August 22, 2005	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

August 22, 2005	/s/ Forrest Jordan
Forrest Jordan, Chief Financial Officer