Form 10QSB/A
period 2003-06-30
IWT TESORO CORP
filed 2005-08-23
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

EXPLANATORY NOTE

Tesoro has restated the consolidated balance sheets as of June 30, 2003 and December 31, 2002, and the consolidated statements of operations, stockholders’ equity and cash flows for the three month ended June 30, 2003 and 2002, respectively.  In particular, Management determined that Tesoro had been incorrectly calculation the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $383,000 as of June 30, 2003.  Additionally, management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement decreased net income by approximately $194,000 for the three month ended June 30, 2003. This change also reduced property and equipment as of June 30, 2003 by approximately $2,565,000.  In connection with the restatements for accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a gross deferred tax asset for the three month ended June 30, 2003 of approximately $43,000.  Finally, as part of the recapitalization transaction of IWT effective October 1, 2002 (see Note 1), the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2003. The maximum number of redeemable shares under the repurchase agreement was 450,000. The transaction was accounted for by reducing additional paid in capital to the extent a balance existed with the remaining portion of the transaction applied to accumulated deficit as of December 31, 2002.  During the three months ended June 30, 2003 the repurchase agreement was cancelled. The transaction was accounted for by increasing additional paid in capital to the extent it was reduced in the prior year with the remaining portion decreasing the accumulated deficit.

Part 1. Financial Information

Item 1. Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2003

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash	$318,732	$574,046
Accounts receivable, net allowance for doubtful accounts and returns	4,535,407	2,875,532
Inventories	10,922,077	6,047,876
Prepaid expenses	331,261	286,820
Deferred tax asset	718,294	597,196
Total current assets	16,825,771	10,381,470

Property and equipment, net	1,246,812	489,502

Other Assets	218,433	191,725
	$18,291,016	$11,062,697

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,273,711	$5,403,816
Accrued expenses	442,777	330,140
Other liabilities	29,097	24,723
Current portion of capital lease obligations	57,196	47,222
Current portion of notes payable, other	57,832	48,780
Total current liabilities	9,860,613	5,854,681

Long-Term Debt:
Note payable, revolving line of credit	7,335,904	4,864,778
Capital lease obligations	149,164	108,438
Subordinated notes payable, stockholders	338,662	448,712
Notes payable, other	68,448	64,872
Total long-term debt	7,892,178	5,486,800
Total liabilities	17,752,791	11,341,481

Redeemable common stock (450,000 shares issued and outstanding)	—	1,073,160

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued
Common stock, $0.001 par value, 100 million shares authorized; 11,209,252 and 10,587,834 issued and outstanding	11,209	10,588
Additional paid in capital	1,201,221	—
Accumulated deficit	(674,205)	(1,362,532)
	538,225	(1,351,944)
	$18,291,016	$11,062,697

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the period ended June 30,
	Three months ended		Six months ended
	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Sales, net of discounts and returns	$8,477,575	$6,803,466	$15,191,385	$12,817,486
Cost of goods sold	5,011,999	4,193,483	9,091,607	7,805,799

Gross profit	3,465,576	2,609,983	6,099,778	5,011,687

Expenses
Payroll	1,225,587	1,004,736	2,403,229	1,775,937
Delivery	413,075	316,114	749,120	587,632
General and administrative	305,373	111,194	515,389	190,239
Lease expense	198,254	112,490	332,634	227,206
Depreciation and amortization	59,749	33,933	100,299	63,638
Insurance	85,138	84,803	159,966	167,154
Repairs and maintenance	87,629	69,120	170,000	104,108
Sales expenses	141,450	58,513	256,318	98,105
Advertising	311,548	198,935	577,115	374,167
Professional fees	113,794	23,864	238,637	43,900
Travel and entertainment	75,653	14,367	130,113	47,992
Bad debts	50,570	—	53,817	—
	3,067,820	2,028,069	5,686,637	3,680,078

Income from operations	397,756	581,914	413,141	1,331,609

Other income/(expenses)
Interest expense	(98,632)	(89,679)	(174,581)	(164,310)
Other expense	(5,723)	(11)	(5,723)	(11)
Other income	900	876	1,735	1,585
Gain (loss) on disposal	—	—	(5,352)	5,990
	(103,455)	(88,814)	(183,921)	(156,746)

Net income before taxes	294,301	493,100	229,220	1,174,863

Income tax benefit	43,211	—	56,304	—

Net income	$337,512	$493,100	$285,524	$1,174,863

Earnings per common share
Basic	$0.03	$0.04	$0.02	$0.10
Diluted	$0.03	$0.05	$0.02	$0.13

Weighted Average Common Shares Outstanding:
Basic	11,142,691	9,000,000	11,142,691	9,000,000
Diluted	11,485,873	9,000,000	11,485,873	9,000,000

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2001, as restated	9,000,000	$9,000	$116,400	$(84,000)	$(776,789)	$(735,389)

Year Ended December 31, 2002:
Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000		84,000

Net income, nine months ended September 30, 2002	—	—	—	—	2,214,239	2,214,239

Balance September 30, 2002 - Before Recapitalization	9,000,000	9,000	116,400	—	(426,570)	(301,170)

Recapitalization, October 1, 2002	1,800,000	1,800	(116,400)	—	3,542	(111,058)

Balance After Recapitalization on October 1, 2002	10,800,000	10,800	—	—	(423,028)	(412,228)

Reclassification of redeemable stock	(450,000)	(450)			(60,086)	(60,536)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees, directors and consultants (SIP)	134,500	135	364,360	—	—	364,495

Issuance of shares - private offering	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Net loss 3 months ended December 31, 2002	—	—	—	—	(536,701)	(536,701)

Accretion of redeemable stock	—	—	(669,907)	—	(342,717)	(1,012,624)

Balance December 31, 2002, as restated	10,587,834	$10,588	$—	$—	$(1,362,532)	$(1,351,944)

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002, as restated	10,587,834	$10,588	$—	$(1,362,532)	$(1,351,944)

Issuance of shares - private offering	136,668	136	409,864	—	410,000

Exercise of warrants	10,000	10	29,990	—	30,000

Issuance of shares to employees and directors for services rendered	21,000	21	70,839	—	70,860

Issuance of shares - public offering	3,750	4	20,621	—	20,625

Cancellation of stock repurchase agreement	450,000	450	669,907	402,803	1,073,160

Net income, six months ended June 30, 3003	—	—	—	285,524	285,524

Balance, June 30, 2003, as restated	11,209,252	$11,209	$1,201,221	$(674,205)	$538,225

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2003	2002
	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$285,524	$1,174,863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	100,299	63,638
Deferred income taxes	(56,304)	—
Provision for doubtful accounts and reserve for returns	24,994	—
(Gain) loss on disposal of property and equipment	5,352	(5,979)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,684,869)	(1,100,740)
Inventories	(4,874,201)	448,739
Prepaid expenses	(56,163)	101,521
Other assets	—	(19,876)
Increase in:
Accounts payable	3,869,895	147,043
Accrued expenses	117,032	5,482
Net cash provided by (used in) operating activities	(2,268,441)	814,691

Cash flows from investing activities:
Acquisitions of property and equipment	(766,399)	(44,171)
Proceeds from sale of equipment	—	11,000
Net cash used in investing activities	(766,399)	(33,171)

Cash flows from financing activities:
Proceeds from loans	16,228,000	11,800,000
Payments on revolving line of credit	(13,782,136)	(11,856,737)
Proceeds from issuance of stock	460,625	—
Principal payments on capital leases	(27,553)	(20,771)
Principal Payments on notes payable	(110,050)	—
Distribution to stockholders	—	(650,000)
Proceeds from related party note	10,640	14,360
Net cash provided by (used in) financing activities	2,779,526	(713,148)

Net Increase (Decrease) in Cash	(255,314)	68,372

Cash, Beginning	574,046	402,500
Cash, Ending	$318,732	$470,872

Cash Paid (Received) During the Period for:
Interest expense	$174,581	$164,310

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

NOTE 4                                                    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2003	December 31, 2002

Accounts receivable	$4,643,646	$2,958,777
Less allowance for doubtful accounts	(108,239)	(83,245)

	$4,535,407	$2,875,532

Bad debt expense for the six months ended June 30, 2003 was $53,817. There was no bad debt expense for the six months ended June 30, 2002.

NOTE 5                                                    INVENTORY

Inventory consisted of the following:

	June 30, 2003	December 31, 2002

Tiles	$9,327,589	$4,692,974
Inventory in transit	1,594,488	1,354,902

	$10,922,077	$6,047,876

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse.  The Company obtains legal title at the shipping point.  Inventory cost includes the purchase price and in-bound freight.

NOTE 6                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2003	December 31, 2002	Depreciation Period in Years

Furniture and fixtures	$337,904	$89,238	5-10
Machinery and equipment	433,290	326,165	7-10
Vehicles	223,458	207,071	5
Computer equipment	317,929	131,407	3-5
Leasehold improvements	355,846	108,220	7

	1,668,427	862,101
Less accumulated depreciation	(421,615)	(372,599)

	$1,246,812	$489,502

Depreciation expense for the six months ended June 30, 2003 and 2002 was $100,299 and $63,638, respectively. (See Note 9)

NOTE 7                                                    NOTES PAYABLE

The Company has outstanding notes payable as follows:

	June 30, 2003	December 31, 2002

Notes Payable – Related Parties	$338,662	$448,712
Notes Payable – Unrelated Parties	126,280	113,652

	464,942	562,364
Less current portion	(57,832)	(48,780)

	$407,110	$513,584

Interest expense related to these notes for the six months ended June 30, 2003 and 2002 was $25,489 and $32,682, respectively.

Long-term debt maturities for all notes payable for the next five years and thereafter are as follows:

2003	$32,285
2004	50,578
2005	25,880
2006	7,622
2007	7,622
2008 & thereafter	340,955

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

NOTE 10                                             INCOME TAXES

At March 31, 2003 the Company had useable net operating loss carryforwards of approximately $718,000 for income tax purposes, available to offset future taxable income of the U.S. entity, expiring through 2022.  No valuation allowance has been recorded due to the certainty of the Company’s ability to generate future taxable income.

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

Stock Compensation Plan

On December 27, 2001, IWT Tesoro Corporation adopted the “Stock Incentive Plan.”  The Company’s Stock Incentive Plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock.  Under the plan, the options granted are non-qualified stock options, incentive stock options, and restricted stock.  The aggregate total common stock that may be issued is 4,000,000 shares.  For the six months ended June 30, 2003, 21,000 restricted shares were issued to employees, directors and consultants for services rendered.  For the six months ended June 30, 2002, no restricted shares were issued to employees, directors and consultants for services rendered under the “Stock Incentive Plan.”    The aggregate total of restricted shares issued under the Stock Incentive Plan is 145,500 through June 30, 2003.  These shares are currently not registered and are subject to Rule 144 without any additional restrictions imposed by the Compensation Committee at the present time.

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

Under this private offering, the Company sold 220,002 units for a total of $660,000.  In addition, 15,000 warrants were exercised for a total of $45,000.

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

NOTE 18                                             RESTATEMENT

The Company has restated the consolidated balance sheets as of June 30, 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended as described below:

Accounts Receivable

Management determined that the Company had been incorrectly calculating the allowances for product returns.  Management revised this calculation and determined that accounts receivable and net sales were overstated by approximately $48,000 as of and for the period ended June 30, 2003.

Accrued Expenses

Management determined that the Company had been incorrectly calculating the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $383,000 as of June 30, 2003.

Sample and Display Boards

Management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement decreased net income by approximately $194,000 for the three months ended June 30, 2003. This change also reduced property and equipment as of June 30, 2003 by approximately $2,565,000.

Deferred Taxes

In connection with the restatements for accounts receivable, accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a gross deferred tax assets at the period ended June 30, 2003 of approximately $718,000.

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

The effects of these changes are summarized as follows:

	June 30, 2003
	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheet:
Accounts receivable	$4,583,646	$(48,239)	$4,535,407
Property and equipment, net	3,811,678	(2,564,866)	1,246,812
Deferred tax assets	—	718,294	718,294
Accrued expenses	60,000	382,777	442,777
Deferred tax liability	29,652	(29,652)	—
Additional paid in capital	2,290,092	(1,088,871)	1,201,221
Retained earnings (deficit)	$484,860	$(1,159,065)	$(674,205)

	For the Quarter Ended June 30, 2003
	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated Statement of Operations:
Net Sales	$8,505,066	$(27,491)	$8,477,575
Gross profit	3,493,066	(27,490)	3,465,576
Operating expenses	2,785,675	282,145	3,067,820
Income (loss) before income taxes	603,936	(309,635)	294,301
Income tax benefit (expense)	(97,000)	140,211	43,211
Net Income (loss)	$506,936	$(169,424)	$337,512

Earnings (loss) per share:
Basic & diluted	$0.05	$(0.02)	$0.03

	For the Six Months June 30, 2003
	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated Statement of Operations:
Net Sales	$15,239,624	$(48,239)	$15,191,385
Gross profit	6,148,017	(48,239)	6,099,778
Operating expenses	5,165,702	520,935	5,686,637
Income (loss) before income taxes	798,600	(569,174)	229,220
Income tax benefit (expense)	(129,000)	185,304	56,304
Net Income (loss)	$669,600	$(384,076)	$285,524

Earnings (loss) per share:
Basic & diluted	$0.06	$(0.03)	$0.03

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

	Quarter Ending June 30,
	2001	2002	2003

Revenues	4,913,633	6,803,466	8,477,575
Cost of Goods Sold	3,271,102	4,193,483	5,011,999
Gross Margin	1,642,531	2,609,983	3,465,576
Gross Margin Percentage	33.43%	38.36%	40.88%
Operating Expenses	1,101,381	2,028,069	3,067,820

Quarter ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Sales for the quarter ended June 30, 2003 were $8,477,575 a 25% increase over sales for the quarter ended June 30, 2002. This growth follows a 38% growth from 2001 to 2002. We are a relatively small player in a growing market. We are entering new markets and adding new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1%. The tile market in the United States is approximately $2.1 billion and is growing at a five to seven percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods sold to 60% in 2002 from 64% in 2001 and 68% in 2000. While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.  The gross margin for the quarter ended June 30, 2003 was $3,465,576, a 33% increase over gross margin for the quarter ended June 30, 2002.  This increase in gross margin resulted from the increase in sales and a slight improvement in our cost of goods to 59.12% for the quarter ending June 30, 2003.

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

Operating expenses for the quarters ended June 30, 2003 and June 30, 2002 were $3,067,820 and $2,028,069, respectively. This increase of 51.2% was a result of increases in sales related expenses, such as commissions and delivery charges, driven by our revenue growth, and investments being made in people, infrastructure and corporate organization for future growth. With the acquisition of IWT in October 2002, we began to incur certain professional and operating expenses that are not reflected in the comparable period for 2002. In addition, we began to issue common stock to non-executive employees, outside directors and suppliers under the stock incentive plan. Generally Accepted Accounting Principles require that these shares be expensed in the period they are issued at the fair market value of these shares. We expect these expenses to continue.

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

Through it’s closing as of June 30, 2003, we raised $660,000 from units sales. We also raised an additional $45,000 from 15,000 warrants that were exercised. All of the investors were provided with, or otherwise had access to, information about us and our subsidiaries, including financial information. The proceeds from the offering and the warrant exercises were used for general corporate purposes, including paying fees to outside professionals and working capital.

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