Form 10QSB/A
period 2003-09-30
IWT TESORO CORP
filed 2005-08-31
CIK 1119190

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

☒ Yes                ☐No

State the number of shares outstanding of each of the issuer’s class of common equity, as of November 4, 2003:  11,225,541 shares

Transitional Small Business Disclosure Format: ☐ Yes          ☒ No

EXPLANATORY NOTE

Tesoro has restated the consolidated balance sheets as of September 30, 2003 and December 31, 2002, and the consolidated statements of operations, stockholders’ equity and cash flows for the nine month ended September 30, 2003 and 2002, respectively.  In particular, Management determined that Tesoro had been incorrectly calculation the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $271,000 as of September 30, 2003.  Additionally, management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement decreased net income by approximately $149,000 for the three months ended September 30, 2003 and $518,000 for the nine months ended September 30, 2003. This change also reduced property and equipment as of September 30, 2003 by approximately $2,714,000.  In connection with the restatements for accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a gross deferred tax asset for the three months ended September 30, 2003 of approximately $694,000.  Finally, as part of the recapitalization transaction of IWT effective October 1, 2002, the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2003. The maximum number of redeemable shares under the repurchase agreement was 450,000. The transaction was accounted for by reducing additional paid in capital to the extent a balance existed with the remaining portion of the transaction applied to accumulated deficit as of December 31, 2002.  During the three months ended September 30, 2003 the repurchase agreement was cancelled. The transaction was accounted for by increasing additional paid in capital to the extent it was reduced in the prior year with the remaining portion decreasing the accumulated deficit.

ITEM 1:          Financial Statement

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2003

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash	$647,634	$574,046
Accounts receivable, net allowance for doubtful accounts and returns	5,161,978	2,875,532
Inventories	12,160,220	6,047,876
Prepaid expenses	576,128	286,820
Deferred tax asset	694,320	597,196
Total current assets	19,240,280	10,381,470

Property and equipment, net	1,295,598	489,502

Other assets	338,458	191,725
	$20,874,336	$11,062,697

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$11,256,466	$5,403,816
Accrued expenses	694,808	330,140
Other liabilities	160,161	24,723
Current portion of capital lease obligations	62,644	47,222
Current portion of notes payable, other	59,227	48,780
Total current liabilities	12,233,306	5,854,681

Long-Term Debt:
Note payable, revolving line of credit	7,583,869	4,864,778
Capital lease obligations	165,877	108,438
Subordinated notes payable, stockholders	338,662	448,712
Notes payable, other	52,878	64,872
Total long-term debt	8,141,286	5,486,800
Total liabilities	20,374,592	11,341,481

Redeemable common stock (450,000 shares issued and outstanding)	—	1,073,160

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,222,059 and 10,587,834 issued and outstanding	11,222	10,588
Additional paid in capital	1,271,648	—
Accumulated deficit	(783,126)	(1,362,532)
	499,744	(1,351,944)
	$20,874,336	$11,062,697

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the period ended September 30,
	Three months ended		Nine months ended
	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue

Sales, net of discounts and returns	$8,955,693	$6,383,981	$24,147,078	$19,201,468
Cost of goods sold	5,373,248	3,787,715	14,464,855	11,593,515

Gross profit	3,582,445	2,596,265	9,682,223	7,607,953

Expenses
Payroll	1,536,324	805,698	3,939,553	2,581,635
Delivery	388,247	342,462	1,137,367	930,094
General and administrative	241,583	89,574	756,972	279,813
Lease expense	330,015	123,755	662,649	350,961
Depreciation and amortization	61,322	17,740	161,621	81,378
Insurance	88,157	92,201	248,123	259,355
Repairs and maintenance	114,267	62,317	284,267	166,425
Sales expenses	225,168	52,778	481,486	150,883
Advertising	282,426	(117,176)	859,541	256,991
Professional fees	64,425	1,969	303,062	45,869
Travel and entertainment	73,059	14,672	203,172	62,664
Bad debts	120,034	—	173,851	—
	3,525,027	1,485,990	9,211,664	5,166,068
Income from operations	57,418	1,110,275	470,559	2,441,885

Other income/(expenses)
Interest expense	(175,885)	(82,301)	(350,466)	(246,611)
Other expense	—	—	(5,723)	—
Other income	727	11,401	2,462	12,986
Gain (loss)on disposal	—	—	(5,352)	5,979
	(175,158)	(70,900)	(359,079)	(227,646)

Net income (loss) before taxes	(117,740)	1,039,375	111,480	2,214,239

Income tax benefit	8,819	—	65,123	—

Net income (loss)	$(108,921)	$1,039,375	$176,603	$2,214,239

Earnings (loss) per common share - Basic & diluted	$(0.01)	$0.12	$0.02	$0.25
Earnings (loss) per common share - Basic & diluted	$(0.01)	$0.12	$0.02	$0.25

Weighted Average Common Shares Outstanding:
Basic	11,216,961	9,000,000	11,167,720	9,000,000
Diluted	11,560,143	9,000,000	11,510,902	9,000,000

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2001, as restated	9,000,000	$9,000	$116,400	$(84,000)	$(776,789)	$(735,389)

Year Ended December 31, 2002:
Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000		84,000

Net income, nine months ended September 30,2002	—	—	—	—	2,214,239	2,214,239

Balance September 30, 2002 - Before Recapitalization	9,000,000	9,000	116,400	—	(426,570)	(301,170)

Recapitalization, October 1, 2002	1,800,000	1,800	(116,400)	—	3,542	(111,058)

Balance After Recapitalization on October 1, 2002	10,800,000	10,800	—	—	(423,028)	(412,228)

Reclassification of redeemable stock	(450,000)	(450)			(60,086)	(60,536)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees, directors and consultants	134,500	135	364,360	—	—	364,495

Issuance of shares - private offering	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Net loss 12 months ended December 31, 2002	—	—	—	—	(536,701)	(536,701)

Accretion of redeemable stock	—	—	(669,907)	—	(342,717)	(1,012,624)

Balance December 31, 2002, as restated	10,587,834	$10,588	$—	$—	$(1,362,532)	$(1,351,944)

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002, as restated	10,587,834	$10,588	$—	$(1,362,532)	$(1,351,944)

Issuance of shares - private offering	136,668	136	409,864	—	410,000

Exercise of warrants	10,000	10	29,990	—	30,000

Issuance of shares to employees and directors for services rendered	21,000	21	70,839	—	70,860

Cancellation of shares issued to consultant	(5,000)	(5)	(27,495)	—	(27,500)

Issuance of shares - public offering	21,557	22	118,543	—	118,565

Cancellation of stock repurchase agreement	450,000	450	669,907	402,803	1,073,160

Net income, nine months ended September 30, 2003	—	—	—	176,603	176,603

Balance, September 30, 2003, as restated	11,222,059	$11,222	$1,271,648	$(783,126)	$499,744

See notes to financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2002
	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$176,603	$2,214,239
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	161,621	81,378
Deferred income taxes	(97,124)	—
Provision for doubtful accounts and reserve for returns	98,887	—
(Gain) loss on disposal of property and equipment	5,352	(5,979)
Stock issued for services and compensation	43,360	—
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,385,333)	(882,966)
Inventories	(6,112,344)	523,140
Prepaid expenses	(289,308)	(520,800)
Other assets	(146,733)	(36,349)
Increase in:
Accounts payable	5,852,650	550,065
Accrued expenses	500,106	8,499
Net cash provided by (used in) operating activities	(2,192,263)	1,931,227

Cash flows from investing activities:
Acquisitions of property and equipment	(844,535)	(23,170)
Proceeds from sale of equipment	—	11,000
Net cash used in investing activities	(844,535)	(12,170)

Cash flows from financing activities:
Proceeds from revolving line of credit	31,466,902	18,500,000
Payments on revolving line of credit	(28,722,817)	(18,612,514)
Proceeds from issuance of stock	558,565	—
Principal payments on capital leases	(43,021)	(27,991)
Proceeds from related party note	—	125,273
Principal Payments on notes payable	(39,193)	—
Repayment of stockholder loan	(110,050)	—
Distribution to stockholders	—	(1,864,020)
Net cash provided by (used in) financing activities	3,110,386	(1,879,252)

Net Increase in Cash	73,588	39,805

Cash, Beginning	574,046	402,500
Cash, Ending	$647,634	$442,305

Cash Paid (Received) During the Period for:
Interest expense	$350,466	$246,611

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

NOTE 4                 ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2003	December 31, 2002

Accounts receivable	$5,344,110	$2,958,777
Less allowance for doubtful accounts and returns	(182,132)	(99,253)

	$5,161,978	$2,875,532

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

NOTE 6                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2003	December 31, 2002	Depreciation Period in Years

Furniture and fixtures	$303,371	$89,238	5-10
Machinery and equipment	477,994	326,165	7-10
Vehicles	262,434	207,071	5
Computer equipment	322,392	131,407	3-5
Leasehold improvements	409,125	108,220	7
	1,775,316	862,101
Less accumulated depreciation	(479,718)	(372,599)

	$1,295,598	$489,502

Depreciation expense for the nine months ended September 30, 2003 and 2002 was $161,621 and $81,378, respectively.

NOTE 7                 NOTES PAYABLE

The Company has outstanding notes payable as follows:

	September 30, 2003	December 31, 2002

Notes Payable – Related Parties	$338,662	$448,712
Notes Payable – Unrelated Parties	112,105	113,652

	450,767	562,364
Less current portion	(59,227)	(48,780)

	$391,540	$513,584

Interest expense related to these notes for the nine months ended September 30, 2003 and 2002 was $32,008 and $47,500, respectively.

Long-term debt maturities for all notes payable for the next five years and thereafter are as follows:

2003	$18,070
2004	50,578
2005	25,880
2006	7,622
2007	7,622
2008 & thereafter	340,995

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

Total lease expense under operating leases was $662,649 and $350,961 for the nine months ended September 30, 2003 and 2002, respectively.

Total interest expense under capital leases was $9,831 and $8,330 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 10               INCOME TAXES

At September 30, 2003 the Company had usable net operating loss carryforwards of approximately $694,000 for income tax purposes, available to offset future taxable income of the U.S. entity, expiring through 2022. No valuation allowance has been recorded due to the certainty of the Company’s ability to generate future taxable income.

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

NOTE 18               RESTATEMENT

The Company has restated the consolidated balance sheets as of September 30, 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the nine months then ended as described below:

Accounts Receivable

Management determined that the Company had been incorrectly calculating the allowances for product returns.  Management revised this calculation and determined that accounts receivable and net sales were overstated by approximately $62,000 as of and for the period ended September 30, 2003.

Accrued Expenses

Management determined that the Company had been incorrectly calculating the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $271,000 as of September 30, 2003.

Sample and Display Boards

Management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement decreased net income by approximately $149,000 for the three months ended September 30, 2003 and $518,000 for the nine months ended September 30, 2003. This change also reduced property and equipment as of September 30, 2003 by approximately $2,714,000.

Deferred Taxes

In connection with the restatements for accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a net deferred tax asset for the year ended September 30, 2003 of approximately $694,000.

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

NOTE 18         RESTATEMENT (continued)

	September 30, 2003
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet:
Accounts receivable	$5,224,476	$(62,498)	$5,161,978
Property and equipment, net	4,009,986	(2,714,388)	1,295,598
Deferred tax assets	22,399	671,921	694,320
Accrued expenses	263,602	431,206	694,808
Deferred tax liability	—	—	—
Additional paid in capital	2,360,519	(1,088,871)	1,271,648
Retained earnings (deficit)	$664,174	$(1,447,300)	$(783,126)

	For the Three Months Ended September 30, 2003
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations:
Net Sales	$8,969,586	$(13,893)	$8,955,693
Gross profit	3,596,338	(13,893)	3,582,445
Operating expenses	3,327,076	197,951	3,525,027
Income (loss) before			—
income taxes	94,104	(211,844)	(117,740)
Income tax benefit (expense)	11,314	(2,495)	8,819
Net Income (loss)	$105,418	$(214,339)	$(108,921)

Earnings (loss) per share:
Basic	$0.01	$(.02)	$(0.01)
Diluted	$0.01	$(.02)	$(0.01)

	For the Nine Months Ended September 30, 2003
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations:
Net Sales	$24,209,576	$(62,498)	$24,147,078
Gross profit	9,744,721	(62,498)	9,682,223
Operating expenses	8,492,779	718,885	9,211,664
Income (loss) before		—	—
income taxes	892,704	(781,224)	111,480
Income tax benefit (expense)	(43,790)	108,913	65,123
Net Income (loss)	$848,914	$(672,311)	$176,603)

Earnings (loss) per share:
Basic	$0.08	$(.06)	$0.02
Diluted	$0.08	$(.06)	$0.02

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

	Quarter Ending September 30,
	2001	2002	2003

Revenues	4,966,258	6,383,982	8,955,693
Cost of Goods Sold	3,092,352	3,787,716	5,373,248
Gross Margin	1,873,906	2,596,266	3,582,445
Gross Margin Percentage	37.73%	40.67%	40.00%
Operating Expenses	1,384,586	1,485,990	3,525,027

Quarter ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Sales for the quarter ended September 30, 2003 were $8,955,693 a 40% increase over sales for the quarter ended September 30,2002. This growth follows a 28% growth from 2001 to 2002. We are a relatively small player in a growing market. We are entering new markets and adding new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1%. According to Floor Covering Weekly, the tile market in the United States was approximately $2.34 billion in 2002 and is growing at a 11.4% percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% in 2002 from 64% in 2001 and 68% in 2000. While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.  The gross margin for the quarter ended September 30, 2003 was $3,582,445, a 38% increase over gross margin for the quarter ended September 30, 2002.

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

Operating expenses for the quarters ended September 30, 2003 and September 30, 2002 were $3,525,027 and $1,485,990, respectively. This increase of 137.2% was a result of increases in sales related expenses, such as commissions and delivery charges, driven by our revenue growth, and investments being made in people, infrastructure and corporate organization for future growth. With the acquisition of IWT in October 2002, we began to incur certain professional and operating expenses that are not reflected in the comparable period for 2002. In addition, we began to issue common stock to non-executive employees, outside directors and suppliers under the incentive stock plan. Generally Accepted Accounting Principles require that these shares be expensed in the period they are issued at the fair market value of these shares. We expect these expenses to continue.

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

Through its closing as of September 30, 2003, we raised $660,000 from units sold. We also raised an additional $45,000 from 15,000 warrants that were exercised. All of the investors were provided with, or otherwise had access to, information about the Company and its subsidiaries, including financial information. The proceeds from the offering and the warrant exercises were used for general corporate purposes, including paying fees to outside professionals and working capital.

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

IWT TESORO CORPORATION

August 30, 2005	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

August 30, 2005	/s/ Forrest Jordan
Forrest Jordan, Chief Financial Officer