Form 10KSB/A
period 2003-12-31
IWT TESORO CORP
filed 2005-08-31
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Tesoro has restated the consolidated balance sheets as of December 31, 2003 and 2002, and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  In particular, Management determined that Tesoro had been incorrectly calculating the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $400,000 and $204,000 for the years ended December 31, 2003 and 2002, respectively. Management also determined that the Company had been incorrectly calculating the allowances for product returns.  Management revised this calculation and determined that accounts receivable and net sales were overstated by approximately $55,000 as of and for the year ended December 31, 2003.  Additionally, management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement increased the net loss for 2003 by approximately $758,000 and decreased net income for 2002 by approximately $616,000. This change also reduced property and equipment as of December 31, 2003 and 2002 by approximately $2,980,000 and $2,223,000, respectively. In connection with the restatements for accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a gross deferred tax asset for the year ended December 31, 2002 of approximately $597,000.  At December 31, 2003 a valuation allowance was recorded, as needed, to reduce net deferred tax asset to an amount considered by management more likely than not to be realized for the year then ended.  Finally, as part of the recapitalization transaction of IWT effective October 1, 2002 (see Note 1), the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2003. The maximum number of redeemable shares under the repurchase agreement was 450,000. The transaction was accounted for by reducing additional paid in capital to the extent a balance existed with the remaining portion of the transaction applied to accumulated deficit as of December 31, 2002. During the year ended December 31, 2003 the repurchase agreement was cancelled. The transaction was accounted for by increasing additional paid in capital to the extent it was reduced in the prior year with the remaining portion decreasing the accumulated deficit. Other than the financial statements and related notes, and Management’s Discussion and Analysis set forth in Item 6 of this periodic report, which takes into account the effect of the restatement, all other information is as described in Amendment No. 1 to the 10-KSB/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission on September 23, 2004.

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

IWT currently leases approximately 147,000 square feet in Palm City, Florida, of which 5,000 square feet is for office space and the remaining 142,000 square feet is for warehouse space. The term of the lease is for 10 years as follows:

2004	$ 908,639
2005	$ 851,887
2006	$ 872,437
2007	$ 893,800
2008	$ 915,650
2009 and thereafter	An aggregate of $3,866,100
TOTAL	$ 8,308,513

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

The high and low bid and ask price for the stock is as follows:

	High Bid Price	Low Bid Price	High Ask Price	Low Ask Price
12/17/03 – 12/31/03	$5.25	$5.00	$6.50	$6.00
1/1/04 – 3/23/04	$6.00	$4.50	$6.50	$5.25

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

(d)           Securities Authorized to be Issued upon our Equity Compensation Plans

Equity Compensation Plan Information

	Number of Securities to be issued upon Exercise of Outstanding options, warrants and rights	Weighted- average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column)
Equity compensation plans approved by stockholders	306,668		$3,568,832
Equity compensation plans not approved by stockholders	-0-	-0-	-0-

Total	306,668		$(3,568,832)

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

	Fiscal Year Ending December 31
	2001	2002	2003
Revenues	100%	100%	100%
Cost of Goods Sold	64%	60%	61%
Gross Margin	36%	40%	39%
Operating Expenses	29%	34%	41%

December 31, 2003 compared to December 31, 2002

Sales for the year ended December 31, 2003 were $32,604,546 a 29% increase over sales for the year ended December 31, 2002. This growth follows a 31% growth from 2002 to 2001 and a 29% growth from 2001 to 2000. We are a relatively small player in a growing market. We are entering new markets and adding new products; and we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1.5%. The tile market in the United States is approximately $2.34 billion and is growing at a five to seven percent rate.

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

Our earnings before interest, taxes, depreciation and amortization (EBITDA) fell from $1.53 million in 2002 to a loss of $520,241 in 2003.

We have included reconciliation from our net income to EBITDA

	2003	2002

Net income (loss)	$(1,865,317)	$1,667,538
Interest expense	480,139	328,920
Income taxes benefit (expense)	597,196	(597,174)
Depreciation	267,741	129,732
EBITDA	$(520,241)	$1,529,016

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

Making it easy for our customers to sell product is a key success factor for us. We have an extensive sampling and display program that augments the training and marketing support we provide our customers

Liquidity and Capital Resources

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

During 2003, Tesoro completed a public offering of units substantially similar to those described above at $5.50 per unit. We received net proceeds of $1,292,500 after offering costs of $82,500.  The proceeds were used for inventory and working capital purposes.  All of the warrants were outstanding at December 31, 2003.

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

On November 21, 2000, our subsidiary, IWT, entered into a new loan and security agreement with a financial institution totaling $5 million as a revolving loan, for a period of three years, with an option to renew for one additional year. This was amended and restated effective November 13, 2002 and the amount of the maximum credit was increased from $5 million to $7.5 million.  On September 10, 2003, we entered into a new loan and security agreement with Fleet Capital, a division of Fleet Bank, N.A.  The new facility, a revolving line of credit, has a maximum limit of $17,000,000. The interest rate on this loan is calculated with reference to the Base rate and or LIBOR (London Interbank Offered Rate).  The balance due at December 31,2003 was $9,599,340.

ITEM 7.  FINANCIAL STATEMENTS

Kantor, Geisler & Oppenheimer, PA

Certified Public Accountants & Associates

7705 Davie Road Extension

Hollywood, Florida 33024

(954) 432-3100 (305) 620-0616 (954) 436-6898 Fax

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

/s/ KANTOR, GEISLER & OPPENHEIMER, PA

Hollywood, Florida

January 23, 2004, except as to Note 18, which is as of August 30, 2005

Member of the American Institute of Certified Public Accountants

Member of the Center for Public Company Audit Firms

Member of the Florida Institute of Certified Public Accountants

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash	$867,361	$574,046
Accounts receivable, net allowance for doubtful accounts of $175,000 and $83,245	4,852,705	2,875,532
Inventories	13,058,839	6,047,876
Prepaid expenses	754,281	286,820
Note receivable arising from sale of stock	550,000	—
Deferred tax asset	—	597,196
Total current assets	20,083,186	10,381,470

Property and equipment, net	1,236,979	489,502

Other assets	382,101	191,725
	$21,702,266	$11,062,697

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,859,161	$5,403,816
Accrued expenses	536,963	354,863
Current portion of capital lease obligations	63,152	47,222
Current portion of notes payable, other	42,719	48,780
Total current liabilities	10,501,995	5,854,681

Long-Term Debt:
Note payable, revolving line of credit	9,599,340	4,864,778
Capital lease obligations	149,183	108,438
Subordinated notes payable, stockholders	338,662	448,712
Notes payable, other	42,560	64,872
Total long-term debt	10,129,745	5,486,800
Total liabilities	20,631,740	11,341,481

Redeemable common stock (450,000 shares issued and outstanding)	—	1,073,160

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,622,702 and 10,587,834 issued and outstanding	11,623	10,588
Additional paid in capital	3,883,949	—
Accumulated deficit	(2,825,046)	(1,362,532)
	1,070,526	(1,351,944)
	$21,702,266	$11,062,697

See Notes to Consolidated Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
	(Restated)	(Restated)
Revenue

Sales, net of discounts and returns	$32,604,546	$25,387,708
Cost of goods sold	19,814,514	15,268,535

Gross profit	12,790,032	10,119,173

Expenses
Payroll	6,270,931	4,045,537
Delivery	1,576,816	1,245,174
General and administrative	749,054	637,202
Lease expense	1,031,559	479,905
Depreciation	267,741	129,732
Insurance	353,752	324,699
Repairs and maintenance	386,190	250,378
Sales expenses	712,816	144,396
Advertising	1,311,802	1,179,077
Professional fees	388,342	150,085
Travel and entertainment	309,009	104,831
Bad debts	204,581	3,085
	13,562,593	8,694,101
Income (loss) from operations	(772,561)	1,425,072

Other income/(expenses)
Interest expense	(480,139)	(328,920)
Other expense	(15,421)	(15,788)
	(495,560)	(344,708)

Net income (loss) before taxes	(1,268,121)	1,080,364

Income tax benefit (expense)	(597,196)	597,174

Net income (loss)	$(1,865,317)	$1,677,538

Earnings (loss) per common share - basic & diluted	$(0.17)	$0.15

Weighted Average Common Shares Outstanding:
Basic and diluted	11,197,655	10,845,775

See Notes to Consolidated Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2001, as restated	9,000,000	$9,000	$116,400	$(84,000)	$(776,789)	$(735,389)

Year Ended December 31, 2002:
Distributions, September 30, 2002	—	—	—	—	(1,864,020)	(1,864,020)

Payment of subscription receivable	—	—	—	84,000		84,000

Net income, nine months ended September 20,2002	—	—	—	—	2,214,239	2,214,239

Balance September 30, 2002 - Before Recapitalization	9,000,000	9,000	116,400	—	(426,570)	(301,170)

Recapitalization, October 1, 2002	1,800,000	1,800	(116,400)	—	3,542	(111,058)

Balance After Recapitalization on October 1, 2002	10,800,000	10,800	—	—	(423,028)	(412,228)

Reclassification of redeemable stock	(450,000)	(450)			(60,086)	(60,536)

Issuance of shares in exchange for legal services	15,000	15	40,635	—	—	40,650

Issuance of shares to employees, directors and consultants	134,500	135	364,360	—	—	364,495

Issuance of shares - private offering	83,334	83	249,917	—	—	250,000

Exercise of warrants	5,000	5	14,995	—	—	15,000

Net loss 3 months ended December 31, 2002	—	—	—	—	(536,701)	(536,701)

Accretion of redeemable stock	—	—	(669,907)	—	(342,717)	(1,012,624)

Balance December 31, 2002, as restated	10,587,834	$10,588	$—	$—	$(1,362,532)	$(1,351,944)

See Notes to Consolidated Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002, as restated	10,587,834	$10,588	$—	$(1,362,532)	$(1,351,944)

Issuance of shares - private offering	236,668	237	959,764	—	960,001

Exercise of warrants	80,000	80	239,920	—	240,000

Issuance of shares to employees and directors for services rendered	18,200	18	55,441	—	55,459

Issuance of shares - public offering	250,000	250	1,292,250	—	1,292,500

Cancellation of stock repurchase agreement	450,000	450	669,907	402,803	1,073,160

Issuance of shares officer’s performance based stock options			666,667		666,667

Net loss	—	—	—	(1,865,317)	(1,865,317)

Balance, December 31, 2003, as restated	11,622,702	$11,623	$3,883,949	$(2,825,046)	$1,070,526

See Notes to Consolidated Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,865,317)	$1,677,538
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	341,073	156,307
Deferred income taxes	597,196	(597,174)
Common stock issued for services and compensation	722,128	405,145
Provision for doubtful accounts and reserve for returns	259,581	3,085
(Gain) loss on disposal of property and equipment	18,757	(5,979)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,236,753)	(786,221)
Inventories	(7,010,963)	(1,062,449)
Deposit on purchase of inventories	—	—
Prepaid expenses and other assets	(513,560)	(280,438)
Increase in:
Accounts payable	4,455,345	1,242,495
Accrued expenses	182,120	203,779
Net cash provided by (used in) operating activities	(5,050,393)	956,088

Cash flows from investing activities:
Acquisitions of property and equipment	(1,029,310)	(58,048)
Proceeds from sale of equipment	20,000	11,000
Net cash used in investing activities	(1,009,310)	(47,048)

Cash flows from financing activities:
Proceeds from revolving line of credit	42,239,607	26,010,639
Payments on revolving line of credit	(37,662,341)	(25,105,628)
Collection on notes receivable arising from sale of stock	—	—
Proceeds from issuance of stock	1,942,500	349,000
Payments of long-term debt	(128,994)	(113,125)
Loan financing costs	(85,000)	—
Proceed from issuance of long-term debt	157,296	—
Repayment of stockholder loan	(110,050)	(25,000)
Distribution to stockholders	—	(1,864,020)
Proceeds from related party note	—	10,640
Net cash provided by (used in) financing activities	6,353,018	(737,494)

Net Increase in Cash	293,315	171,546

Cash, Beginning	574,046	402,500
Cash, Ending	$867,361	$574,046

Cash Paid During the Period for:
Interest expense	$473,056	$302,345
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$172,667	$100,544
Note receivable arising from the sale of stock	$550,000	$—
Recapitalization	$—	$(111,058)

See Notes to Consolidated Financial Statements.

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

	2003	2002
	(as restated)	(as restated)

Net income (loss)	$(1,865,317)	$1,677,538
Add: Stock based employee compensation cost determined under fair value based method for all awards, net of related tax effects.	(2,281)	(2,697)

Pro-forma net income (loss)	$(1,867,598)	$1,674,841)

Net income (loss) per share - basic
As reported	$(0.17)	$0.15

Pro-forma	$(0.17)	$0.15

Net income (loss) per share - diluted
As reported	$(0.17)	$0.15

Pro-forma	$(0.17)	$0.15

Advertising

Advertising costs are charged to operations in the year incurred and were $1,311,802 and $1,179,077 for the years ended December 31, 2003 and 2002, respectively.

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

NOTE 5                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31
	2003	2002
	(as Restated)	(as Restated)
Furniture and fixtures	$307,247	$89,238
Machinery and equipment	477,996	326,165
Vehicles	211,215	207,071
Computer equipment	329,747	131,407
Leasehold improvements	409,125	108,220
	1,735,330	862,101
Less accumulated depreciation	(498,351)	(372,599)

	$1,236,979	$489,502

Depreciation expense for the years ended December 31, 2003 and 2002 was approximately $267,000 and $129,000, respectively.

NOTE 6                                                    NOTES PAYABLE

The Company has outstanding notes payable as follows:

	December 31
	2003	2002
Notes Payable – Related Parties

Notes payable to three majority stockholder; interest rate 10% per year; due December 31, 2025; no prepayment penalty; subject to Subordination Agreement of new line of credit.	$338,662	$448,712

Interest expense related to these loans was approximately $34,000 and $57,000 for the years ended December 31, 2003 and 2002, respectively.

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

A summary of the classification of deferred taxes at December 31, 2003 and 2002 are presented below:

	2003	2002

Current	$85,375	$0
Non-Current	950,300	597,196
Total	1,035,675	597,196
Valuation allowance	1,035,675	0
Net deferred tax asset	$0	$597,196

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets (liabilities) were as follows:

	2003	2002

Deferred tax assets
Net operating loss	$327,403	$188,291
Accounts receivable	45,156	31,325
Accrued expenses	40,219	—
Deferred compensation – Stock options	250,867	—
Accumulated depreciation	368,704	377,095
Other	3,326	485
	1,035,675	597,196
Less: Valuation Allowance	(1,035.675)	—
Net deferred tax assets	$—	$597,196

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2003		2002
	(Restated)		(Restated)
	Amount	%	Amount	%

Income tax at statutory rate	$(431,162)	(34.0)	$(201,994)	(34.0)

Permanent items	34,981	2.8	6,321	1.0

State taxes, net of federal benefit	(42,298)	(3.3)	(20,891)	(3.5)

Effect of S-Corporation conversion	—	—	(380,610)	(64.0)

Change in valuation Allowance	$1,035,675		$—

Income tax provision (benefit)	$597,196		$(597,174)	100.5%

NOTE 10                                             STOCKHOLDERS’ EQUITY

Common Stock

During March 2003, the Company completed a private placement of its securities, which was initiated in 2002.  As a result, the Company issued an aggregate of 220,002 shares of its unregistered common stock at $3.00 per unit, resulting in aggregate proceeds of $660,000.  (See Note 13)

During December 2003, the Company completed a public offering of its securities.  As a result, the Company issued an aggregate of 250,000 shares of its registered common stock at $5.50 per unit, resulting in aggregate net proceeds of $1,292,500 after offering costs of $82,500.  (See Note 14)

In December 2003, the Company completed a private placement of its unregistered securities and signed a subscription agreement with an investor to purchase 100,000 units at $5.50 per unit.  Each unit consisted of one (1) share of common stock and one warrant to purchase one additional share at $7.00 per share.  In addition, the investor signed a stock pledge agreement and a promissory note for $550,000, at 3.0% interest per year, with a maturity date of June 30, 2004.  The investor pledged the 100,000 shares to IWT Tesoro Corporation until the promissory note is paid in full.

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

For purpose of valuing warrants, the Company used the Black-Scholes option pricing model with the following assumptions for the years ended December 31:

	2003	2002

Expected dividend yield	0%	0%
Risk free interest rate	2.12%	2.27%
Expected time of exercise	2 years	3 years
Expected volatility	0.01%	0%

The average value of the warrants at the issue date was $0.01 and $0.29 during 2003 and 2002, respectively.

Changes during the years are presented as follows:

	Number of Warrants	Common Stock	Weighted Average Exercise Price

Balance at January 1, 2002	—	—	$—
Issued	125,000	125,000	3.00
Exercised	5,000	5,000	3.00
Forfeited	—	—	—
Balance at December 31, 2002	120,000	120,000	3.00

Issued	555,000	555,000	5.52
Exercised	80,000	80,000	3.00
Forfeited	—	—	—
Balance at December 31, 2003	595,000	595,000	$5.35

Warrants outstanding and exercisable at December 31, 2003 are as follows:

	WARRANTS OUTSTANDING			WARRANTS EXERCISABLE
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00-7.00	245,000	4.6 years	$4.04	245,000	$4.04
$7.00	350,000	2.8 years	$7.00	350,000	$7.00

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

	Years Ended December 31,
	2003	2002
	(Restated)
Net income (loss)	$(1,865,317)	$1,677,538

Add: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,281)	(2,697)

Pro forma net income (loss)	$(1,867,598)	$1,674,841

Earnings (loss) per share – Basic and Diluted:
As reported	$(0.17)	$0.15
Pro forma	$(0.17)	$0.15

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

For financial statement disclosure purposes, the fair market value of each stock option granted to officers and employees during 2002 was established at the date of grant using the Black-Scholes option pricing model in accordance with Statement No. 123, with the following assumptions:

Expected dividend yield	0%
Risk free interest rate	2.32%
Expected time of exercise	3 years
Expected volatility	0%

	Number of Securities Underlying Options	Percent of Total Authorized Options Available Under the Plan in Fiscal Year	Exercise or Base Price	Expiration Date	Value of Options at Grant Date Using an Option Pricing Model

Officers	306,667	11%	$3.00	11/23/2012	$0.20

No options were granted.  During 2003, 133,332 options expired.

Options outstanding and exercisable at December 31, 2003 are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00	306,667	8.9	$3.00	306,667	$3.00

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

NOTE  18                                          RESTATEMENT OF 2003 AND 2002 FINANCIAL STATEMENT

The Company has restated the consolidated balance sheets as of December 31, 2002 and 2002, and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended as described below:

Accounts Receivable

Management determined that the Company had been incorrectly calculating the allowances for product returns.  Management revised this calculation and determined that accounts receivable and net sales were overstated by approximately $55,000 as of the year ended December 31, 2003.

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

Deferred Taxes

In connection with the restatements for accounts receivable, accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in gross deferred tax asset and recorded a valuation allowance, as needed, to reduce net deferred tax assets to an amount considered by management more likely than not to be realized for the year ended December 31, 2003. At December 31, 2002 a gross deferred tax assets of approximately $598,000 was recorded. At December 31, 2003, a valuation allowance was recorded resulting in a net deferred tax asset of zero (See Note 9).

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

 The effects of these changes are summarized as follows:

	2003			2002
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
As of December 31:
Consolidated Balance Sheet:
Accounts receivable	$4,907,705	$(55,000)	$4,852,705	$2,875,532	$—	$2,875,532
Property and equipment, net	4,217,268	(2,980,289)	1,236,979	2,712,422	(2,222,920)	489,502
Deferred tax assets	249,397	(249,397)	—	34,348	562,848	597,196
Accrued expenses	137,292	399,671	536,963	151,064	203,799	354,863
Deferred tax liability	148,594	(148,594)	—	—	—	—
Additional paid in capital	4,972,820	(1,088,871)	3,883,949	(686,068)	686,068	0
Retained earnings (deficit)	(380,146)	(2,444,900)	(2,825,046)	(184,740)	(1,177,792)	(1,362,532)

	2003			2002
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
For the Year Ended December 31:
Consolidated Statement of
Operations:
Net Sales	$32,659,546	$(55,000)	32,604,546	$25,387,708	$—	$25,387,708
Gross profit	12,845,032	(55,000)	12,790,032	10,119,173	—	10,119,173
Operating expenses	12,609,330	953,263	13,562,593	7,874,786	819,315	8,694,101
Income (loss) before income taxes	(259,861)	(1,008,260)	(1,268,121)	1,899,679	(819,315)	1,080,364
Income tax benefit (expense)	64,455	(661,651)	(597,196)	34,348	562,826	597,174
Net Income (loss)	$(195,406)	$(1,669,911)	$(1,865,317)	$1,934,027	$(256,489)	$1,677,538
Earnings (loss) per share:
Basic and Diluted	$0.02	$(0.15)	$(0.17)	$0.19	$(0.04)	$0.15

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

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a).

Directors and Executive Officers

The following table includes the names, positions with Tesoro and ages of our Executive Officers and Directors.

Name	Age	Position
Henry J. Boucher, Jr.	56	• Tesoro: Chairman, President, Chief Executive Officer, Director • IWT Tesoro International Ltd.: Director • IWT Tesoro Transport, Inc.: President and Director

Forrest Jordan	56

•    Tesoro: Chief Financial Officer, Senior Vice President; Director
•    IWT: Senior Vice President, Treasurer, Secretary, Director •    IWT Tesoro International Ltd.: Director
•    IWT Tesoro Transport: Director

Paul F. Boucher	45	• Tesoro: Director, Senior Vice President • IWT: President, Director • IWT Tesoro International Ltd.: Director

Grey Perna	47	• Tesoro: Director, Senior Vice President • IWT: Senior Vice President, Director • IWT Tesoro International Ltd.: President, Director

James R. Edwards	52	• Tesoro: Secretary, Director

Carl G. Anderson, Jr.	59	• Tesoro: Director

James Lafond	61	• Tesoro: Director Subsequently, resigned in March 2004

Robert B. Rogers	68	• Tesoro: Director

Allen G. Rosenberg	56	• Tesoro: Director

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

James Lafond.    Jim has served as a Director of Tesoro since October 24, 2002. Through September 30, 2002, he served as PricewaterhouseCooper’s Area Managing Partner for the Greater Washington Area, which encompasses client service offices in Washington, D.C., Maryland and Virginia. In this role, Jim had oversight responsibility for all of the Firm’s lines of service, marketing and operations in metropolitan Washington, D.C. Over the course of his career, Jim has led PWC’s National Business Development and Industry Specialization functions, served as U.S. leader of the Marketing and Sales functions, and as Director of National Emerging Business Services, providing financial and tax advice to entrepreneurs and growing companies. Jim was admitted as a General Practice Partner in 1974 in Massachusetts, moved to New York in 1984, Florida in 1992 and to the Greater Washington area in late 1994. Subsequently, James retired from the Board of Directors in March 2004.

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

Summary Compensation Table

							Long-Term Compensation
		Annual Compensation					Awards			Payouts
Name and Principal Position	Year	Salary		Bonus	Other		Restricted	Options/		LTP	All Other
				($)	Annual Compensation ($)		Stock Awards ($)	SARs		Payouts ($)	Compensation

Henry J. Boucher, Jr.,	2003	$240,000		$25,000	$18,000	(2)	—	—		—	—
Chairman, Director, President,	2002	120,000		-0-	-0-		—	100,000	(3)	-0-	-0-
Chief Executive Officer(1)		—		—	—		—	—		—	—

Paul F. Boucher, Director,	2003	$263,066		$25,000	$40,150	(5)	—			-0-	$—
Senior Vice President,	2002	237,067	(4)	-0-	57,6539	(6)		100,000	(3)	-0-	621,340	(8)
President, International Wholesale Tile, Inc.	2001	193, 783		—	23,090	(7)	—	—		—	173,819	(8)
Forrest Jordan, Director, Senior	2003	$253,067		$25,000	$42,374	(9)	—			-0-	$—
Vice President, Vice President,	2002	237,067	(4)	-0-	49,000	(10)	—	100,000	(3)	-0-	621,340	(8)
Treasurer and Secretary,	2001	193,783		—	19,871	(11)	—	—		—	173,819	(8)
International Wholesale Tile, Inc.
Grey Perna, Director, Senior	2003	$253,067		$25,000	$49,558	(12)	—			-0-	$—
Vice President, Vice President,	2002	237,067	(4)	-0-	51,883	(13)	—	100,000	(3)	-0-	621,3409	(8)
International Wholesale Tile, Inc.	2001	193,783		—	22,688	(14)		—		—	173,819

(1)	Henry signed a Salary Deferral Agreement with Tesoro, which was terminated by our Board, with Henry abstaining from the vote.

(2)	This amount represents an automobile fringe benefit.

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

Date: August 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated, and which represents a majority of the Company’s Board of Directors

/s/ Henry J. Boucher, Jr.		August 30, 2005
Henry J. Boucher, Jr., Principal Executive Officer

/s/ Forrest Jordan		August 30, 2005
Forrest Jordan, Principal Financial Officer

/s/ Henry J. Boucher, Jr.		August 30, 2005
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director		August 30, 2005
James Edwards, Director

/s/ Paul F. Boucher		August 30, 2005
Paul F. Boucher, Director

/s/ Forrest Jordan		August 30, 2005
Forrest Jordan, Director

/s/ Grey Perna		August 30, 2005
Grey Perna, Director