Form 10-Q/A
period 2004-03-31
IWT TESORO CORP
filed 2005-09-02
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

EXPLANATORY NOTE

Tesoro has restated the consolidated balance sheets as of March 31, 2004 and December 31, 2003, and the consolidated statements of operations, stockholders’ equity and cash flows for the three month ended March 31, 2004 and 2003, respectively.  In particular, management determined that Tesoro had been incorrectly calculating the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $473,000 as of March 31, 2004. Management also determined that the Company had been incorrectly calculating the allowances for product returns. Management revised this calculation and determined that accounts receivable and net sales were overstated by approximately $77,000 as of the quarter ended March 31, 2004. Additionally, management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement increased net loss by approximately $412,000 for the three month ended March 31, 2004. This change also reduced property and equipment as of March 31, 2004 by approximately $3,392,000.  Finally, as part of the recapitalization transaction of IWT effective October 1, 2002 (see Note 1), the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2004. The maximum number of redeemable shares under the repurchase agreement was 450,000. The transaction was accounted for by reducing additional paid in capital to the extent a balance existed with the remaining portion of the transaction applied to accumulated deficit as of December 31, 2003.  During the year ended December 31, 2003 the repurchase agreement was cancelled. The transaction was accounted for by increasing additional paid in capital to the extent it was reduced in the prior year with the remaining portion decreasing the accumulated deficit. Other than the financial statements and related notes, and Management’s Discussion and Analysis set forth in Item 2 of this periodic report, which takes into account the effect of the restatement, all other information is described in Amendment No. 1 to the 10-Q/a for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on September 23, 2004.

PART I

ITEM 1:                                                     FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

Kantor, Sewell & Oppenheimer, PA

Certified Public Accountants and Associates

7705 Davie Road Extension

Hollywood, Florida 33024

(954) 432-3100  (305) 620-0616  (954) 436-6898 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IWT Tesoro Corporation and Subsidiaries

Westport, CT

We have reviewed the changes made to accompanying consolidated balance sheet of IWT Tesoro Corporation and its wholly-owned Subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2004 and 2003.  These revised interim financial statements are the responsibility of the Company’s management.

We conducted our review of the changes made in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ KANTOR, SEWELL & OPPENHEIMER, PA

Hollywood, Florida
April 27, 2004, except for Note 10 which is dated August 31, 2005

Member of the American Institute of Certified Public Accountants

Member of the Center for Public Company Audit Firms

Member of the Florida Institute of Certified Public Accountants

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash	$609,682	$867,361
Accounts receivable, net allowance for doubtful accounts and returns	5,679,421	4,852,705
Inventories	14,279,540	13,058,839
Prepaid expenses	681,426	754,281
Note receivable arising from sale of stock	—	550,000
Deposits on inventories	550,000
Total current assets	21,800,069	20,083,186

Property and equipment, net	1,218,630	1,236,979

Other assets	440,456	382,101
	$23,459,155	$21,702,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$11,453,496	$9,859,161
Accrued expenses	575,762	536,963
Current portion of capital lease obligations	49,065	63,152
Current portion of notes payable, other	38,512	42,719
Total current liabilities	12,116,835	10,501,995

Long-Term Debt:
Note payable, revolving line of credit	10,170,284	9,599,340
Capital lease obligations	153,895	149,183
Subordinated notes payable, stockholders	338,662	338,662
Notes payable, other	36,107	42,560
Total long-term debt	10,698,948	10,129,745
Total liabilities	22,815,783	20,631,740

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,675,702 and 11,622,702 issued and outstanding	11,676	11,623
Additional paid in capital	4,097,246	3,883,949
Accumulated deficit	(3,465,550)	(2,825,046)
	643,372	1,070,526
	$23,459,155	$21,702,266

See Notes to Consolidated Interim Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31,	March 31,
	2004	2003
	(Restated)	(Restated)
Revenue

Sales, net of discounts and returns	$9,534,632	$6,713,810
Cost of goods sold	5,810,414	4,079,608

Gross profit	3,724,218	2,634,202

Expenses
Payroll	1,668,156	1,177,642
Delivery	558,622	336,045
General and administrative	287,623	210,016
Lease expense	362,928	134,380
Depreciation	60,643	40,550
Insurance	160,598	74,828
Repairs and maintenance	100,685	82,371
Sales expenses	213,179	114,868
Advertising	642,152	265,567
Professional fees	83,105	124,843
Travel and entertainment	88,607	54,460
Bad debts	22,611	3,247
	4,248,909	2,618,817
Income (Loss) from operations	(524,691)	15,385

Other income/(expenses)
Interest expense	(122,266)	(75,949)
Other income	6,453	835
Loss on disposal	—	(5,352)
	115,813	(80,466)

Net loss before taxes	(640,504)	(65,081)

Income tax benefit	—	13,093

Net loss	$(640,504)	$(51,988)

Loss Per Share:
Basic	$(0.06)	$(0.00)
Diluted	$(0.06)	$(0.00)

Weighted Average Common Shares Outstanding -
Basic	11,634,724	11,081,516
Diluted	11,634,724	11,081,516

See Notes to Consolidated Interim Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002, as restated	10,587,834	$10,588	$—	$(1,362,532)	$(1,351,944)

Issuance of shares - private offering	236,668	237	959,764	—	960,001

Exercise of warrants	80,000	80	239,920	—	240,000

Issuance of shares to employees and directors for services rendered	18,200	18	55,441	—	55,459

Issuance of shares - public offering	250,000	250	1,292,250	—	1,292,500

Cancellation of stock repurchase agreement	450,000	450	669,907	402,803	1,073,160

Issuance of shares officer’s performance based stock options			666,667		666,667

Net loss, twelve months ended December 31, 2003	—	—	—	(1,865,317)	(1,865,317)

Balance, December 31, 2003, as restated	11,622,702	11,623	3,883,949	(2,825,046)	1,070,526

Exercise of warrants	38,000	38	123,462		123,500

Issuance of shares to employees and directors for services rendered	15,000	15	89,835		89,850

Net loss,three months ended March 31, 2004	—	—	—	(640,504)	(640,504)

	11,675,702	$11,676	$4,097,246	$(3,465,550)	$643,372

See Notes to Consolidated Interim Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(640,504)	$(51,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	65,658	40,550
Deferred income taxes	—	(13,094)
Common stock issued for services and compensation	89,850	43,360
Provision for doubtful accounts and reserve for returns	44,127	24,202
(Gain) loss on disposal of property and equipment	—	5,352
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(870,843)	(635,573)
Inventories	(1,220,701)	(2,448,590)
Deposit on purchase of inventories	(550,000)
Prepaid expenses and other assets	17,416	(158,886)
Increase in:
Accounts payable	1,594,335	2,651,145
Accrued expenses	38,799	15,200
Net cash used in operating activities	(1,431,863)	(528,322)

Cash flows from investing activities:
Acquisitions of property and equipment	(34,130)	(371,267)
Net cash used in investing activities	(34,130)	(371,267)

Cash flows from financing activities:
Proceeds from revolving line of credit	9,230,000	6,788,000
Payments on revolving line of credit	(8,659,056)	(6,060,817)
Proceeds from issuance of stock	123,500	440,000
Collection on notes receivable arising from sale of stock	550,000	(130,000)
Payments on capital leases and notes payable	(26,130)	(22,232)
Repayment of related party loan	—	(25,050)
Loan financing costs	(10,000)	—
Net cash provided by financing activities	1,208,314	989,901

Net Increase (Decrease) in Cash	(257,679)	90,312

Cash, Beginning	867,361	574,046
Cash, Ending	$609,682	$664,358

Cash Paid During the Period for:
Interest expense	$122,266	$75,949

Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$6,095	$—

See Notes to Consolidated Interim Financial Statements.

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

The effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provision of the SFAS No. 123, consisted of the following:

Three Months Ended March 31, 2004

Net loss as reported	$(640,504)
Plus total stock-based compensation cost, net of related tax effects, included in the determination of net loss as reported	—

Less stock-based compensation cost, net of related tax effects, determined under fair value based method for all awards	(54,563)

Pro-forma net loss	$(695,067)

Basic earnings per share
As reported	$(0.06)
Pro-forma	$(0.06)

Diluted earnings per share
As reported	$(0.06)
Pro-forma	$(0.06)

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

NOTE 6                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2004	December 31, 2003
	(as restated)	(as restated)

Furniture and fixtures	$315,566	$307,247
Machinery and equipment	479,483	477,996
Vehicles	222,216	211,215
Computer equipment	349,149	329,747
Leasehold improvements	409,125	409,125

	1,775,539	1,735,330
Less accumulated depreciation	(556,909)	(498,351)

	$1,218,630	$1,236,979

Depreciation expense for the three months ended March 31, 2004 was $60,643 and $40,550, respectively.

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

NOTE 10                                           RESTATEMENT

The Company has restated the consolidated balance sheet as of March 31, 2004, and the consolidated statements of operations, stockholders’ equity and cash flows for the three months then ended as described below:

Accounts Receivable

Management determined that the Company had been incorrectly calculating the allowances for product returns.  Management revised this calculation and determined that net sales were overstated by approximately $22,000 and $21,000 for the period ended March 31, 2004 and 2003, respectively. Accounts receivable was overstated by approximately $77,000 as of March 31, 2004.

Accrued Expenses

Management determined that the Company had been incorrectly calculating the accruals for sales commissions and rebates. Management revised this calculation and determined that accrued expenses were understated by approximately $473,000 and $295,000 as of March 31, 2004 and 2003, respectively.

Sample and Display Boards

Management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement increase net loss by approximately $412,000 for the three months ended March 31, 2004 and decrease net income by approximately $148,000 for the three months ended March 31, 2003. This change also reduced property and equipment as of March 31, 2004 by approximately $3,392,000.

Deferred Taxes

In connection with the restatements for accounts receivable, accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a net deferred tax asset and the company recorded a valuation allowance, as needed, to reduce net deferred tax asset to an amount considered by management more likely than not to be realized.

Additional Paid In Capital

As part of the recapitalization transaction of IWT effective October 1, 2002 the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2003. The maximum number of redeemable shares under the repurchase agreement was 450,000. On June 26, 2003, the Company voted to cancel the repurchase agreement. The transaction was accounted for by reducing additional paid in capital to the extent a balance existed with the remaining portion of the transaction applied to accumulated deficit as of December 31, 2002. As a result of the restatements described above, the recording of the cancellation of the repurchase agreement was also restated based on the restated balance in accumulated deficit and additional paid in capital.

The effects of these changes are summarized as follows:

	March 31, 2004			March 31, 2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet:
Accounts receivable	$5,755,937	$(76,516)	$5,679,421	$3,507,858	$(20,955)	$3,486,903
Property and equipment, net	4,610,798	(3,392,168)	1,218,630	3,358,786	(2,370,646)	988,140
Deferred tax assets	127,876	(127,876)	—	2,480	607,810	610,290
Accrued expenses	102,362	473,400	575,762	410,467	294,853	705,320
Deferred tax liability	149,072	(149,072)	—	—	—	—
Additional paid in capital	5,186,117	(1,088,871)	4,097,246	1,169,266	(686,068)	483,198
Accumulated deficit	$(633,532)	$(2,832,018)	$(3,465,550)	$(21,944)	$(1,392,576)	$(1,414,520)

	For the Quarter Ended March 31, 2004			For the Quarter Ended March 31, 2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Statement of
Operations:
Net Sales	$9,556,147	$(21,515)	$9,534,632	$6,734,765	$(20,955)	$6,713,810
Gross profit	3,745,733	(21,515)	3,724,218	2,655,157	(20,955)	2,634,202
Operating expenses	3,763,306	485,603	4,248,909	2,380,026	238,791	2,618,817
			—			—
Loss before income taxes	(133,386)	(507,118)	(640,504)	194,665	(259,746)	(65,081)
Income tax benefit (expense)	(120,000)	120,000	—	(31,869)	44,962	13,093
Net loss	$(253,386)	$(387,118)	$(640,504)	$162,796	$(214,784)	$(51,988)

Loss per share:
Basic & diluted	$(0.02)	$0.04	$(0.06)	$0.01	$(0.01)	$(0.00)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read along with our financial statements, which are included in another section of this filing.

Forward Looking Statements

Some of the statements made constitute “forward-looking statements”. For example, statements included in this prospectus regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future demand for our services and products, supply, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” we are making forward- looking statements.  These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. This report contains forward-looking statements that address, among other things,

•  our business and financing plans;

•  regulatory environments in which we operate or plan to operate; and

•  trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, roll out of products and services and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements (Cautionary Statements) include, among others,

•  our ability to raise capital;

•  our ability to continue distributing our products;

•  our ability to provide our products at competitive rates;

•  our ability to execute our business strategy in a competitive environment;

•  our degree of financial leverage;

•  regulatory considerations and risks related to international economics,

•  risks related to market acceptance and demand for our products and services;

•  our dependence on third party suppliers;

•  the impact of competitive services; and

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

Quarter Ended March 31,

	2002	2003	2004
Revenues	$6,014,020	$6,713,810	$9,534,632
Cost of Goods Sold	3,612,316	4,079,608	5,810,414
Gross Margin	2,401,704	2,634,202	3,724,218
Operating Expenses	1,652,009	2,618,817	4,248,909

March 31, 2004 compared to March 31, 2003

Sales for the quarter ended March 31, 2004 were $ 9,534,632 a 42% increase over sales for the quarter ended March 31, 2003.  This growth follows a 12% growth from March 31, 2002 to March 31, 2003.  The primary cause of the significant growth in sales is the startup of our sales channel for larger regional distributors.

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

Our loss before taxes for the quarter ended March 31 fell from $ 65,081 in 2003 to 640,504 in 2004.  The primary cause for the reduction in pre-tax earnings is the planned expansion of our sales and marketing efforts, including staff, in advance of opening new markets and channels of distribution.  Our sales growth in the quarter ended March 31, 2004 over the same period in 2003 is a result of these investments beginning to have impact.

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

IWT TESORO CORPORATION

September 2, 2005	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

September 2, 2005	/s/ Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer