Form 10-Q/A
period 2004-06-30
IWT TESORO CORP
filed 2005-09-06
CIK 1119190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of August 13, 2004:  11,695,612 shares

Transitional Small Business Disclosure Format:     ☐Yes        ☒No

EXPLANATORY NOTE

Tesoro has restated the consolidated balance sheets as of June 30, 2004 and December 31, 2003, and the consolidated statements of operations, stockholders’ equity and cash flows for the six month ended June 30, 2004 and 2003, respectively.  In particular, Management determined that Tesoro had been incorrectly calculating the accruals for sales commissions. Management revised this calculation and determined that accrued expenses were understated by approximately $600,000 as of June 30, 2004.  Management also determined that the Company had been incorrectly calculating the allowances for product returns. Management revised this calculation and determined that accounts receivable and net sales were overstated by approximately $108,000 as of the quarter ended June 30, 2004. Additionally, management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement increased net loss for the six months ended June 30, 2004 by approximately $497,000. This change also reduced property and equipment as of June 30, 2004 by approximately $3,647,000.  .  Finally, as part of the recapitalization transaction of IWT effective October 1, 2002 (see Note 1), the Company and each of the three stockholders of International Wholesale Tile, Inc. entered into a repurchase agreement to commence on January 1, 2004. The maximum number of redeemable shares under the repurchase agreement was 450,000. The transaction was accounted for by reducing additional paid in capital to the extent a balance existed with the remaining portion of the transaction applied to accumulated deficit as of December 31, 2003.  During the year ended December 31, 2003 the repurchase agreement was cancelled.  The transaction was accounted for by increasing additional paid in capital to the extent it was reduced in the prior year with the remaining portion decreasing the accumulated deficit.  Other than the financial statements and related notes and Management's Discussion and Analysis set forth in Item 2 of this periodic report, which takes into account the effect of the restatement, all other information is described in Amendment No. 1 to the 10-Q/a for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on September 23, 2004.

PART 1

 ITEM 1:                          FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004

[Kantor, Sewell & Oppenheimer, PA Letterhead]

Certified Public Accountants and Associates
7705 Davie Road Extension
Hollywood, Florida 33024
(954) 432-3100   (305) 620-0616   (954) 436-6898 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IWT Tesoro Corporation and Subsidiaries

Westport, CT

We have reviewed the changes made to accompanying consolidated balance sheet of IWT Tesoro Corporation and its wholly-owned Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six-month periods ended June 30, 2004 and 2003.  These revised interim financial statements are the responsibility of the Company's management.

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

/s/ KANTOR, SEWELL & OPPENHEIMER, PA

Hollywood, Florida

July 23, 2004, except for Note 11 which is dated August 31, 2005

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash	$661,144	$867,361
Accounts receivable, net allowance for doubtful accounts	7,215,153	4,852,705
Inventories	15,427,926	13,058,839
Prepaid expenses	509,825	754,281
Note receivable arising from sale of stock	—	550,000
Deposit on Inventories	550,000	—
Total current assets	24,364,048	20,083,186

Property and equipment, net	1,625,306	1,236,979

Other assets	587,721	382,101
	$26,577,075	$21,702,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$12,092,307	$9,859,161
Accrued expenses	810,043	536,963
Current portion of capital lease obligations	34,106	63,152
Current portion of notes payable, other	34,458	42,719
Total current liabilities	12,970,914	10,501,995

Long-Term Debt:
Note payable, revolving line of credit	12,411,294	9,599,340
Capital lease obligations	156,835	149,183
Subordinated notes payable, stockholders	338,662	338,662
Notes payable, other	47,959	42,560
Total long-term debt	12,954,750	10,129,745
Total liabilities	25,925,664	20,631,740

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,695,102 and 11,622,702 issued and outstanding	11,695	11,623
Additional paid in capital	4,172,052	3,883,949
Accumulated deficit	(3,532,336)	(2,825,046)
	651,411	1,070,526
	$26,577,075	$21,702,266

See Notes to Consolidated Interim Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the period ended June 30,
	Three months ended		Six months ended
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue

Sales, net of discounts and returns	$11,585,016	$8,477,575	$21,119,648	$15,191,385
Cost of goods sold	7,144,406	5,011,999	12,954,820	9,091,607

Gross profit	4,440,610	3,465,576	8,164,828	6,099,778

Expenses
Payroll	1,847,144	1,225,587	3,515,300	2,403,229
Delivery	535,117	413,075	1,093,739	749,120
General and administrative	276,862	305,373	564,485	515,389
Lease expense	390,810	198,254	753,738	332,634
Depreciation	68,216	59,749	128,859	100,299
Insurance	209,284	85,138	369,882	159,966
Repairs and maintenance	129,837	87,629	230,522	170,000
Sales expenses	261,943	141,450	475,122	256,318
Advertising	480,307	311,548	1,122,459	577,115
Professional fees	81,455	113,794	164,560	238,637
Travel and entertainment	88,535	75,653	177,142	130,113
Bad debts	22,598	50,570	45,209	53,817
	4,392,108	3,067,820	8,641,017	5,686,637
Income (loss) from operations	48,502	397,756	(476,189)	413,141

Other income/(expenses)
Interest expense	(139,111)	(98,632)	(261,377)	(174,581)
Other expense	—	(5,723)	—	(5,723)
Other income	2,290	900	8,743	1,735
Gain (loss) on disposal	21,533	—	21,533	(5,352)
	(115,288)	(103,455)	(231,101)	(183,921)

Net income (loss) before taxes	(66,786)	294,301	(707,290)	229,220

Income tax benefit	—	43,211	—	56,304

Net income (loss)	$(66,786)	$337,512	$(707,290)	$285,524

Earnings (loss) per common share -
Basic	$(0.01)	$0.03	$(0.06)	$0.02
Diluted	(0.01)	0.03	(0.06)	0.02

Weighted Average Common Shares Outstanding -
Basic	11,687,377	11,142,691	11,661,050	11,142,691
Diluted	11,687,377	11,645,873	11,661,050	11,485,873

See notes to consolidated financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002, as restated	10,587,834	$10,588	$—	$(1,362,532)	$(1,351,944)

Issuance of shares - private offering	236,668	237	959,764	—	960,001

Exercise of warrants	80,000	80	239,920	—	240,000

Issuance of shares to employees and directors for services rendered	18,200	18	55,441	—	55,459

Issuance of shares - public offering	250,000	250	1,292,250	—	1,292,500

Cancellation of stock repurchase agreement	450,000	450	669,907	402,803	1,073,160

Issuance of shares officer’s performance based stock options			666,667		666,667

Net loss, twelve months ended December 31, 2003	—	—	—	(1,865,317)	(1,865,317)

Balance, December 31, 2003, as restated	11,622,702	11,623	3,883,949	(2,825,046)	1,070,526

Exercise of warrants	45,500	45	147,830		147,875

Issuance of shares to employees and directors for services rendered	26,900	27	140,273		140,300

Net loss, six months ended June 30, 2004	—	—	—	(707,290)	(707,290)

Balance, June 30, 2004	11,695,102	$11,695	$4,172,052	$(3,532,336)	$651,411

See notes to consolidated financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
	(Restated)	(Restated)

Cash flows from operating activities:
Net income (loss)	$(707,290)	$285,524
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	128,859	100,299
Deferred income taxes	—	(56,304)
Provision for doubtful accounts and reserve for returns	97,966	24,994
(Gain) loss on disposal of property and equipment	(21,533)	5,352
Stock issued for services and compensation	140,300	—
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,460,414)	(1,684,869)
Inventories	(2,369,087)	(4,874,201)
Prepaid expenses	40,491	(56,163)
Deposits for inventories	(550,000)	—
Increase in:
Accounts payable	2,233,146	3,869,895
Accrued expenses	273,080	117,032
Net cash used in operating activities	(3,194,482)	(2,268,441)

Cash flows from investing activities:
Acquisitions of property and equipment	(473,214)	(766,399)
Proceeds from sale of equipment	25,000	—
Net cash used in investing activities	(448,214)	(766,399)

Cash flows from financing activities:
Proceeds from revolving line of credit	21,330,000	16,228,000
Payments on revolving line of credit	(18,518,046)	(13,782,136)
Proceeds from issuance of stock	147,875	460,625
Proceeds from related party debt	—	10,640
Principal payments on capital leases	(73,350)	(27,553)
Principal Payments on notes payable	—	(110,050)
Collection on notes receivable for stock	550,000	—
Net cash provided by financing activities	3,436,479	2,779,526
Net Decrease in Cash	(206,217)	(255,314)
Cash, Beginning	867,361	574,046
Cash, Ending	$661,144	$318,732

Cash Paid During the Period for:
Interest expense	$261,377	$174,581

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

The effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provision of the SFAS No. 123, consisted of the following:

Six months ended June 30, 2004

Net loss as reported	$(707,290)

Add: Stock-based compensation cost determined under fair value based method for all awards, net of related tax effects	(54,563)

Pro-forma net loss	$(761,853)

Basic and diluted earnings per share
As reported	$(0.06)
Pro-forma	$(0.06)

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

NOTE 6                            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2004	December 31, 2003

Furniture and fixtures	$397,100	$307,247
Machinery and equipment	520,976	477,996
Vehicles	214,942	211,215
Computer equipment	350,984	329,747
Leasehold improvements	698,466	409,125

	2,182,468	1,735,330
Less accumulated depreciation	(557,162)	(498,351)

	$1,625,306	$1,236,979

Depreciation expense for the six months ended June 30, 2004 and 2003 was $128,859 and $100,299, respectively.

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

For the six months ended June 30, 2004 and 2003, interest expense related to the credit lines amounted to $257,987 and $143,634, respectively.

NOTE 8                            STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2004, the Company issued 45,500 shares of common stock pursuant to warrants exercised at $3.25 per share, for a total of $147,875.

During the six months ended June 30, 2004, the Company issued 16,900 shares of common stock to consultants for services rendered, based on the trading price at the date of issuance, for a total of $97,800, resulting in an immediate charge to operations.

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

NOTE 11       RESTATEMENT

The Company has restated the consolidated balance sheet as of June 30, 2004, and the consolidated statements of operations, stockholders’ equity and cash flows for the six months then ended as described below:

Accounts Receivable

Management determined that the Company had been incorrectly calculating the allowances for product returns.  Management revised this calculation and determined that net sales were overstated by approximately $31,000 and $27,000 for the three months ended June 30, 2004 and 2003 respectively. Accounts receivable was overstated by approximately $108,000 for the period ended June 30, 2004.

Accrued Expenses

Management determined that the Company had been incorrectly calculating the accruals for sales commissions and rebates. Management revised this calculation and determined that accrued expenses were understated by approximately $600,000 as of June 30, 2004. Operating expenses were understated by approximately $127,000 and $88,000 for the three months ended June 30, 2004 and 2003, respectively.

Sample and Display Boards

Management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement increased net loss by approximately $254,000 and $194,000 for the three months ended June 30, 2004 and 2003, respectively. This change also reduced property and equipment as of June 30, 2004 by approximately $3,647,000.

Deferred Taxes

In connection with the restatements for accounts receivable, accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a net deferred tax asset and the company recorded a valuation allowance, as needed, to reduce the net deferred tax asset to an amount considered by management more likely than not to be realized.

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

NOTE 11       RESTATEMENT (continued)

The effects of these changes are summarized as follows:

	June 30, 2004			June 30, 2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet:
Accounts receivable	$7,322,910	$(107,757)	$7,215,153	$4,583,646	$(48,239)	$4,535,407
Property and equipment, net	5,271,853	(3,646,547)	1,625,306	3,811,678	(2,564,866)	1,246,812
Deferred tax assets	76,972	(76,972)	—	—	718,294	718,294
Accrued expenses	209,644	600,399	810,043	60,000	382,777	442,777
Deferred tax liability	13,768	(13,768)	—	29,652	(29,652)	—
Additional paid in capital	5,260,923	(1,088,871)	4,172,052	2,290,092	(1,088,871)	1,201,221
Retained earnings (deficit)	$(203,300)	$(3,329,036)	$(3,532,336)	$484,860	$(1,159,065)	$(674,205)

	For the Quarter Ended June 30, 2004			For the Quarter Ended June 30, 2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations:
Net Sales	$11,616,257	$(31,241)	11,585,016	$8,505,066	$(27,491)	$8,477,575
Gross profit	4,471,851	(31,241)	4,440,610	3,493,066	(27,490)	3,465,576
Operating expenses	4,010,729	381,379	4,392,108	2,785,675	282,145	3,067,820
Income (loss) before income taxes	345,834	(412,620)	(66,786)	603,936	(309,635)	294,301
Income tax benefit	84,400	(84,400)	—	(97,000)	140,211	43,211
Net Income (loss)	$430,234	$(497,020)	$(66,786)	$506,936	$(169,424)	$337,512

Earnings (loss) per share:
Basic & diluted	$0.04	(0.05)	$(0.01)	$0.05	$(0.02)	$0.03

	For the Six Month Ended June 30, 2004			For the Six Months Ended June 30, 2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations:
Net Sales	$21,172,404	$(52,756)	$21,119,648	$15,239,624	$(48,239)	$15,191,385
Gross profit	8,217,584	(52,756)	8,164,828	6,148,017	(48,239)	6,099,778
Operating expenses	7,774,037	866,980	8,641,017	5,165,702	520,935	5,686,637
Income (loss) before income taxes	212,446	(919,736)	(707,290)	798,600	(569,174)	229,220
Income tax benefit	(35,600)	35,600	—	(129,000)	185,304	56,304
Net Income (loss)	$176,846	$(884,136)	$(707,290)	$669,600	$(384,076)	$285,524

Earnings (loss) per share:
Basic & diluted	$0.02	(0.08)	$(0.06)	$0.06	$(0.03)	$0.03

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

	Quarter Ending June 30,
	2002	2003	2004

Revenues	$6,803,466	$8,477,575	$11,585,016
Cost of Goods Sold	4,193,483	5,011,999	7,144,406
Gross Margin	2,609,983	3,465,576	4,440,610
Gross Margin Percentage	38.36%	40.87%	38.33%
Operating Expenses	$2,028,069	$3,067,820	$4,392,108

Quarter ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Sales for the quarter ended June 30, 2004 were $11,585,016, a 37% increase over sales for the quarter ended June 30, 2003. This growth follows a 25% growth from 2002 to 2003. We are a relatively small player in a growing market. We are entering new markets and adding new products; therefore, we expect to be able to grow faster than the market as a whole for the next several years. Our share of this market is approximately 1.5%.  The tile market in the United States is approximately $2.5 billion and is growing at a seven to ten percent rate.

As we grow, we have been able to purchase product at lower prices and have consequently lowered our cost of goods to 60% for the year ended December 2003, from 60% in 2002 and 64% in 2001.  While there are certainly finite limits to improving our gross margin percentage, it is imperative that we maintain these ratios as we grow.  The gross margin for the quarter ended June 30, 2004 was $4,440,610, a 28% increase over gross margin for the quarter ended June 30, 2003.  This increase in gross margin resulted primarily from the increase in sales, somewhat offset by a slight increase in our cost of goods to 61.5% ending June 30, 2004.

Our operating expenses for the quarter ended June 30, 2004 have increased by $1,324,288 over the same period in 2003.  Our commissions and outbound freight costs vary with sales and represent approximately $310,000 of this increase.  The balance of the cost increase relates to the expansion of our distribution channels to include home center stores and builder-based dealers.   We currently maintain between ten and twelve million square feet of product in our warehouse.  Our inventory turns in 2003 were approximately 1.5 times.  We expect to maintain turns during 2004 to 2.0.  However, we cannot assure anyone that we will be successful in attaining these expectations. Availability of product is a key success factor in maintaining these turn ratios.

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

Liquidity and Capital Resources

We had cash balances of $661,144 and $867,361 at the end of June 30, 2004 and December 31, 2003, respectively.  We have financed our growth with new equity capital and increased borrowings from our commercial lender.  Thus, we have not generated positive cash flows from operations during the quarter ended June 30, 2004.  Tesoro expects to continue to grow and make use of outside capital for the foreseeable future.  We cannot assure anyone; however, that we will be able to obtain outside capital or if we do, that it will be on terms beneficial us.

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

IWT TESORO CORPORATION

September 2, 2004	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

September 2, 2004	/s/ Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer