Form 10-Q/A
period 2004-09-30
IWT TESORO CORP
filed 2005-11-14
CIK 1119190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q-A

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

EXPLANATORY NOTE

IWT Tesoro Corporation (Tesoro) has restated the consolidated balance sheets as of September 30, 2004 and December 31, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2004 and the stockholders’ equity and cash flows for the nine months ended September 30, 2004 and 2003, respectively.  In particular, Management determined that Tesoro had been incorrectly calculating the accruals for sales commissions and rebates. Management revised this calculation and determined that accrued expenses were understated by approximately $583,000 as of September 30, 2004. Commission and rebate expenses were overstated for the three month period ended September 30, 2004 by approximately $18,000 and understated for the three month period ended September 30, 2003 by approximately $48,000. Commission and rebate expenses were understated for the nine month period ended September 30, 2004 and 2003 by approximately $183,000 and $227,000, respectively. Management also determined that the Company had been incorrectly calculating the allowances for product returns. Management revised this calculation and determined that accounts receivable was overstated by approximately $106,000 as of September 30, 2004. Net sales were understated for the three months ended September 30, 2004 by approximately $2,000 and overstated by approximately $14,000 for the three months ended September 30, 2003. Net sales were overstated for the nine months ended September 20, 2004 and 2003 by approximately $51,000 and $63,000, respectively.

Additionally, management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement increased net loss by approximately $231,000 and $149,000 for the three months ended September 30, 2004 and 2003, respectively. The adjustments resulting from the restatement increased the net loss by approximately $897,000 and $492,000 for the nine months ended September 30, 2004 and 2003, respectively. This change also reduced property and equipment as of September 30, 2004 by approximately $3,877,000.

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

PART 1

ITEM 1:                                               FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheets September 30, 2004 (as restated) (unaudited) and December 31, 2003 (as restated)	2

Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003(as restated) (unaudited)	3

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2003 (as restated) and the nine months ended September 30, 2004 (as restated) (unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (as restated) (unaudited)	5

Notes to Consolidated Financial Statements (as restated) (unaudited)	6-12

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	December 31,
	2004	2003
	(Restated)	(Restated)

Current assets:
Cash	$563,543	$867,361
Accounts receivable, net allowance for doubtful accounts and returns of $225,923 and $175,000	7,125,507	4,852,705
Inventory	17,094,832	13,058,839
Note receivable arising from sale of stock	—	550,000
Prepaid expenses	368,208	754,281
Exclusive agreement, related party	503,378	—
Total current assets	25,655,468	20,083,186

Property and equipment, net	1,652,646	1,236,979

Intangible assets, net	—

Other assets	650,849	382,101
	$27,958,963	$21,702,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003
	(Restated)	(Restated)

Current liabilities:
Accounts payable	$11,914,458	$9,859,161
Accrued expenses and other liabilities	866,769	536,963
Current portion of lease obligation	75,800	63,152
Current portion of notes payable, other	23,526	42,719
Total current liabilities	12,880,553	10,501,995

Note payable, revolving line of credit	14,329,695	9,599,340
Capital lease obligations	155,067	149,183
Subordinated notes payable, stockholders	338,662	338,662
Notes payable, other	49,953	42,560
Total long-term debt	14,873,377	10,129,745
Total liabilities	27,753,930	20,631,740

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized, 11,697,102 and 11,622,702 issued and outstanding	11,697	11,623
Additional paid in capital	4,178,800	3,883,949
Accumulated deficit	(3,985,464)	(2,825,046)
	205,033	1,070,526

	$27,958,963	$21,702,266

See Notes to Consolidated Interim Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the period ended September 30,
	Three months ended		Nine months ended
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Sales, net of discounts and returns	$11,052,268	$8,955,693	$32,171,915	$24,147,078
Cost of goods sold	6,733,909	5,373,248	19,688,729	14,464,855

Gross profit	4,318,359	3,582,445	12,483,186	9,682,223

Expenses
Depreciation and amortization	90,500	61,322	215,214	161,621
Payroll and related expenses	2,137,650	1,536,324	5,652,950	3,939,553
General and administrative	2,412,076	1,927,381	7,413,081	5,110,490
	4,640,226	3,525,027	13,281,245	9,211,664
Income (loss) from operations	(321,867)	57,418	(798,059)	470,559

Other income/(expenses)
Interest expense	(150,806)	(175,885)	(412,183)	(350,466)
Other income	19,548	727	28,291	2,462
Other expense	—	—	—	(5,723)
Gain (loss) on disposal	—	—	21,533	(5,352)
	(131,258)	(175,158)	(362,359)	(359,079)

Net income (loss) before taxes	(453,125)	(117,740)	(1,160,418)	111,480

Income tax benefit	—	8,819	—	65,123

Net income (loss)	$(453,125)	$(108,921)	$(1,160,418)	$176,603

Earnings (loss) per common share - basic	$(0.04)	$(0.01)	$(0.10)	$0.02

Weighted-average common shares outstanding	11,695,906	11,216,961	11,672,754	11,167,720

Earnings (loss) per common share - diluted	$(0.04)	$(0.01)	$(0.10)	$0.02

Weighted-average common and dilutive potential common shares outstanding	*11,695,906	11,560,143	11,733,087	11,510,902

*The effect of stock options and warrants have not been included for the three month period ended September 30, 2004, as their effect would have been anti-dilutive

See Notes to Consolidated Interim Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002, as restated	10,587,834	10,588	—	(1,362,532)	(1,351,944)

Issuance of shares - private offering	236,668	237	959,764	—	960,001

Exercise of warrants	80,000	80	239,920	—	240,000

Issuance of shares to employees and directors for services rendered	18,200	18	55,441	—	55,459

Issuance of shares - public offering	250,000	250	1,292,250	—	1,292,500

Cancellation of stock repurchase agreement	450,000	450	669,907	402,803	1,073,160

Issuance of shares officer’s performance based stock options			666,667		666,667

Net loss, twelve months ended December 31, 2003	—	—	—	(1,865,317)	(1,865,317)

Balance, December 31, 2003, as restated	11,622,702	11,623	3,883,949	(2,825,046)	1,070,526

Exercise of warrants	45,500	45	147,830	—	147,875

Issuance of shares to consultant for services rendered	17,000	17	98,333	—	98,350

Issuance of shares to employees and directors for services rendered	10,400	10	44,065	—	44,075

Issuance of shares to customers	1,500	2	4,623	—	4,625

Net loss, nine months ended September 30, 2004				(1,160,418)	(1,160,418)

Balance, September 30, 2004, as restated	11,697,102	11,697	$4,178,800	$(3,985,464)	$205,033

See Notes to Consolidated Interim Financial Statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,160,418)	$176,603

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization (including amortization of deferred financing fees)	215,214	161,621
(Gain) loss on disposal of property and equipment	(21,533)	5,352
Deferred income taxes	—	(97,124)
Common stock issued for services or promotions	147,050	43,360
Provision for doubtful accounts and reserve for returns	123,065	99,253
Other non-cash items affecting earnings	(15,976)	—
Changes in operating assets and liabilities
Receivables	(2,395,867)	(2,385,699)
Inventories	(4,035,993)	(6,112,344)
Other assets and prepaid expenses	(289,328)	(436,041)
Accounts payable	2,055,297	5,852,650
Accrued expenses and other liabilities	329,806	500,106
Net cash used in operating activities	(5,048,693)	(2,192,263)

Cash flows from investing activities:
Additions to property and equipment	(611,097)	(844,535)
Proceeds from sale of equipment	25,000	—
Net cash used in investing activities	(586,097)	(844,535)

Cash flows from financing activities:
Proceeds from revolving line of credit	34,530,000	31,466,902
Repayment on revolving line of credit	(29,799,645)	(28,722,817)
Repayments of long-term debt	(99,628)	(82,214)
Proceeds from the issuance of long-term debt	106,360	—
Loan financing costs	(10,000)	—
Proceeds from issuance of stock	147,875	558,565
Collection on notes receivable arising from sale of stock	550,000	—
Repayment of subordinated debt	—	(110,050)
Costs related to stock purchase activities	(94,000)	—
Net cash provided by financing activities	5,330,962	3,110,386

Net increase (decrease) in cash	(303,818)	73,588
Cash, beginning of period	867,361	574,046

Cash, end of period	$563,543	$647,634

Cash paid (received) during the period for:
Interest expense	$412,183	$273,213
Income taxes	$—	$65,123

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

The effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provision of the SFAS No. 123, is presented below:

	For the period ended September 30,
	Three months ended		Nine months ended
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)

Net income (loss) as reported	$(453,125)	$(108,921)	$(1,160,418)	$176,603
Deduct: Stock-based employee compensation expense determined under the fair value based method for all options, net of related tax effects	—	—	(36,012)	(40,459)
Pro forma net income (loss)	$(453,125)	$(108,921)	$(1,196,430)	$136,144

Basic earnings per share
As reported	$(0.04)	$(0.01)	$(0.10)	$0.02
Pro-forma	$(0.04)	$(0.01)	$(0.10)	$0.02

Diluted earnings per share
As reported	$(0.04)	$(0.01)	$(0.10)	$0.02
Pro-forma	$(0.04)	$(0.01)	$(0.10)	$0.02

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

	For the period ended September 30,
	Three months ended		Nine months ended
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)

Earnings(loss) per common share - basic	$(0.04)	$(0.01)	$(0.10)	$0.02

Weighted-average common shares outstanding	11,695,906	11,216,961	11,672,754	11,167,720

Earnings(loss) per common share - diluted	$(0.04)	$(0.01)	$(0.10)	$0.02

Weighted-average common and dilutive potential common shares outstanding	11,756,240	11,560,143	11,733,087	11,510,902

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

NOTE 4                                               INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2004	2003
	(as restated)	(as restated)
Tiles	$15,626,237	$11,102,115
Inventory in transit	1,468,595	1,956,724

	$17,094,832	$13,058,839

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.  Inventory cost includes purchase price and in-bound freight.

NOTE 5                                                 EXCLUSIVE AGREEMENT

During February 2004, the Company entered into an agreement with an Italian supplier and stockholder to develop an exclusive line of tile. The agreement required a deposit of $550,000 which will be reduced at a rate of 10% of each shipment for this exclusive line.  The first shipment was received on September 9th, 2004. On September 30, 2004 the deposit balance is $503,378.

NOTE 6                                                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2004	2003
	(as restated)	(as restated)
Furniture and fixtures	$442,297	$307,247
Machinery and equipment	537,053	477,996
Vehicles	233,501	211,215
Office and computer equipment	364,190	329,747
Leasehold improvements	700,022	409,125

	2,277,063	1,735,330
Less accumulated depreciation	(624,417)	(498,351)
	$1,652,646	$1,236,979

Depreciation expense for the nine months ended September 30, 2004 and 2003 is $191,963 and $161,621, respectively.

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

NOTE 11                                          INCOME TAXES

Income tax expense for the three and nine month period ended September 30, 2004 was $-0- as the provision for income taxes, computed by applying the Federal statutory rate to income before taxes, was reduced by the increase in the deferred tax valuation allowance during the period.  For the three and nine month periods ended September 30, 2003, the Company recorded a benefit for income tax of $8,819 and 65,123, respectively, resulting from the recognition of the tax benefit of operating loss carryforwards.

NOTE 12                                          RESTATEMENT

The Company has restated the consolidated balance sheet as of September 30, 2004, and the consolidated statements of operations for the three and nine months then ended and stockholders’ equity and cash flows for the nine months then ended as described below:

Accounts Receivable

Management determined that the Company had been incorrectly calculating the allowances for product returns.  Management revised this calculation and determined that net sales were understated for the three months ended September 30, 2004 by approximately $2,000 and overstated by approximately $14,000 for the three months ended September 30, 2003. Net sales were overstated for the nine months ended September 20, 2004 and 2003 by approximately $51,000 and $63,000, respectively. Accounts receivable was overstated by approximately $106,000 for the period ended September 30, 2004.

Accrued Expenses

Management determined that the Company had been incorrectly calculating the accruals for sales commissions and rebates.  Management revised this calculation and determined that accrued expenses were understated by approximately $583,000 as of September 30, 2004. Commission and rebate expenses were overstated for the three month period ended September 30, 2004 by approximately $18,000 and understated for the three month period ended September 30, 2003 by approximately $48,000. Commission and rebate expenses were understated for the nine month period ended September 30, 2004 and 2003 by approximately $183,000 and $227,000, respectively.

Sample and Display Boards

Management reassessed its methodology for accounting for sample and display boards and determined that this promotional merchandise should have been expensed when distributed rather than capitalized and depreciated. The adjustments resulting from the restatement increased net loss by approximately $231,000 and $149,000 for the three months ended September 30, 2004 and 2003, respectively. The adjustments resulting from the restatement increased net loss by approximately $897,000 and $492,000 for the nine months ended September 30, 2004 and 2003, respectively.  This change also reduced property and equipment as of September 30, 2004 by approximately $3,877,000.

Deferred Taxes

In connection with the restatements for accounts receivable, accrued expenses and sample and display boards described above, the related tax effect was recorded resulting in a net deferred tax asset for the period ended September 30, 2003 of approximately $694,000.  For the period ended September 30, 2004, the related tax effect was recorded resulting in a net deferred tax asset and the Company recorded a valuation allowance, as needed, to reduce net deferred tax asset to an amount considered by management more likely than not to be realized.

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

The effects of these changes are summarized as follows:

	September 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheet:
Accounts receivable	$7,231,416	$(105,909)	$7,125,507
Property and equipment, net	5,530,049	(3,877,403)	1,652,646
Deferred tax assets	163,781	(163,781)	—
Accrued expenses	283,818	582,951	866,769
Deferred tax liability	32,106	(32,106)	—
Additional paid in capital	5,267,671	(1,088,871)	4,178,800
Retained earnings (deficit)	(376,397)	(3,609,067)	(3,985,464)

	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Operations:
Net Sales	$11,050,421	$1,847	$11,052,268	$8,969,586	$(13,893)	$8,955,693
Gross profit	4,316,512	1,847	4,318,359	3,596,338	(13,893)	3,582,445
Operating expenses	4,426,824	213,402	4,640,226	3,327,076	197,951	3,525,029
Income (loss) before - income taxes	(241,570)	(211,555)	(453,125)	94,104	(211,844)	(117,740)
Income tax benefit (expense	68,473	(68,473)	—	11,314	(2,495)	8,819
Net Income (loss)	$(173,097)	$(280,028)	$(453,125)	$105,418	$(214,339)	$(108,921)

Earnings (loss) per share:
Basic	$(0.01)	(0.02)	$(0.04)	$0.01	$(0.02)	$(0.01)
Diluted	$(0.01)	(0.02)	$(0.04)	$0.01	$(0.02)	$(0.01)

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Operations:
Net Sales	$32,222,825	$(50,910)	32,171,915	$24,209,576	$(62,498)	$24,147,078
Gross profit	12,534,096	(50,910)	12,483,186	9,744,721	(62,498)	$9,682,223
Operating expenses	12,200,861	1,080,384	13,281,245	8,492,779	718,885	$9,211,664
Income (loss) before - income taxes	(29,124)	(1,131,294)	(1,160,418)	892,704	(781,224)	111,480
Income tax benefit (expense	32,873	(32,873)	—	(43,790)	108,913	65,123
Net Income (loss)	$3,749	$(1,164,167)	$(1,160,418)	$848,914	$(672,311)	$176,603

Earnings (loss) per share:
Basic	$0.00	(0.10)	$(0.10)	$0.08	$(0.06)	$0.02
Diluted	$0.00	(0.10)	$(0.10)	$0.08	$(0.06)	$0.02

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Quarter Ending September 30,
	2002	2003	2004
	(as restated)	(as restated)	(as restated)
Revenues	$6,383,982	$8,955,693	$11,052,268
Cost of Goods Sold	3,787,716	5,373,248	6,733,909
Gross Margin	2,596,266	3,582,445	4,318,359
Gross Margin Percentage	40.67%	40.00%	39.07%
Operating Expenses	1,485,990	3,525,027	4,640,226

Quarter ended September 30, 2004 Compared to Quarter September 30, 2003

Sales for the quarter ended September 30, 2004 were $11,052,268 a 23% increase over sales for the quarter ended September 30, 2003. This growth follows a 40% growth from 2002 to 2003. The violent weather experienced in Florida and the Gulf Coast during August and September 2004 had a dampening impact on our sales for the quarter ended September 30, 2004.  While we sustained little or no physical damage from the storms, the storms themselves and the resulting power outages that forced us to close our warehouses, coupled with the physical losses sustained by our dealer customers, temporarily slowed our growth.   We believe that over the next few months, we will recover a majority of the lost sales.

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

The gross margin percentage has remained fairly constant for the last three years. The gross margin percentage decreased less than 1% during the three months ended September 30th, 2002 to the three months ended September 30th, 2003 and decreased less than 1% during the three months ended September 30th, 2003 to the three months ended September 30th, 2004. We have been able to maintain a fairly consistent product purchase price by monitoring our costs and adjusting our selling price.

The gross margin for the quarter ended September 30, 2004 was $4,318,359, a 21% increase over gross margin for the quarter ended September 30, 2003.  This compares with a 38% growth rate from the three months ending September 30, 2003 to the same period in 2002.  The slow down in growth of gross margin resulted from the same storm related factors outlined above.

Our operating expenses for the quarter ended September 30, 2004 have increased by $1,115,199 over the same period in 2003, an increase of 31.6%.  Our commission expense and outbound freight costs vary with sales and represent approximately $208,000 of this increase.  The balance of the cost increase relates to the expansion of our distribution channels to include home center stores and builder-based dealers.

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

	Nine Months Ending September 30,
	2002	2003	2004
	(as restated)	(as restated)	(as restated)
Revenues	$19,201,468	$24,147,078	$32,171,915
Cost of Goods Sold	11,593,515	14,464,855	19,688,729
Gross Margin	7,607,953	9,682,223	12,483,186
Gross Margin Percentage	39.62%	40.10%	38.80%
Operating Expenses	5,166,068	9,211,664	13,281,245

Nine Months ended September 30, 2004 Compared to Nine Months September 30, 2003

Sales for the nine months ended September 30, 2004 were $32,171,915 a 33% increase over sales for the nine months ended September 30, 2003. This growth follows a 26% growth from 2002 to 2003. The violent weather, experienced in Florida and the Gulf Coast during August and September 2004, had a dampening impact on our sales for the nine months ending September 30, 2004.  While we sustained little or no physical damage from the storms, the storms themselves and the resulting power outages that forced us to close our warehouses for several days, coupled with the physical losses sustained by our dealer customers, temporarily slowed our growth.   We believe that over the next few months, we will recover a majority of the lost sales.   The growth in our nation wide wholesale-to wholesale sales channel during the nine months ending September 30, 2004 partially offset the storm related issues.

The gross margin percentage has remand fairly constant for the last three years. The gross margin percentage increased less than .5% during the nine months ended September 30th, 2002 to the nine months ended September 30th, 2003 and decreased less than 1.5% during the nine months ended September 30th, 2003 to the nine months ended September 30th, 2004. We have been able to maintain a fairly consistent product purchase price by monitoring our costs and adjusting our selling price.

The gross margin for the nine months ended September 30, 2004 was $12,483,186, a 29% increase over gross margin for the nine months ended September 30, 2003.  This compares with a 27% growth rate from the nine months ending September 30, 2003 to the same period in 2002.

Our operating expenses, consisting of payroll and related expenses, depreciation and amortization and general and administrative, for the nine months ended September 30, 2004 increased by $4,069,581 over the same period in 2003, an increase of 44.1%.  Our commission expense and outbound freight costs vary with sales and represent approximately $370,808 of this increase.  The remainder of the increase relates to the personnel, facilities and marketing costs incurred to expand our distribution channels to include home center stores and builder-based dealers. Depreciation and amortization expense increased by $53,593 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  General and administrative expenses increased by approximately $2,300,000 primarily due to the new occupancy costs relating to the increased warehouse capacity to support the new channels of distribution and the associated advertising and marketing costs.

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

Changes in Financial Position for the nine months ended September 30, 2004 from the year ended December 31, 2003

Accounts receivable and inventory have increased by $2,272,802 and $4,035,993 respectively at the nine months period ended September 30, 2004 from the year ended December 31, 2003.  The increases in these account balances relate primarily to our growth in sales during the nine months ended September 30, 2004.  Our accounts receivable balance for the nine months ended September 30, 2004 represented approximately 1.96 months of sales and the inventory turns for the same period was 1.57 times.  Both of these ratios were impacted by the storms that struck Florida and the Gulf Coast resulting in a slow down of our sales during the months of August and September of 2004.  We expect to regain these lost sales in the up coming months.

We also have increased our investment in property and equipment by $541,733 net of depreciation $126,066 for the nine months ended September 30, 2004 from the year ended December 31, 2003.  During the nine months ending September 30, 2004, we increased the square footage of our administrative offices by adding a second floor to our existing space (approximately 5,000 additional square feet) within the current warehouse facility, at a cost of approximately $450,000.  The balance of the increase relates to cost of sample boards and displays for the new sales channels for our dealer based builders and home center stores.

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

ITEM 3:                                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 4:                                               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with preparing its Annual Report on Form 10-K for the fiscal year ended December 31, 2004,  on Form 10-Q, Tesoro’s management, with participation of the Company’s principal executive officer and principal financial officer, have performed an evaluation of the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) to ensure that information required to be disclosed by Tesoro in the reports that Tesoro files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

•              Incorrectly estimated its allowances for product returns.

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

Status of Management’s Plan for Improvement

As of September 30, 2005, Tesoro has made the following progress in the implementation of its plan for improvement:

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

Exclusive of implementing the changes in Tesoro’s procedures and control resulting from management’s improvements described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding section

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting and include an assertion in our 2007 annual report as to the effectiveness of our internal controls over financial reporting. Subsequently, our independent registered public accounting firm, McGladrey & Pullen LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediate.

PART II – OTHER INFORMATION

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

IWT TESORO CORPORATION

November 10, 2005	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

November 10, 2005	/s/ Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer