Form 10-Q
period 2005-09-30
IWT TESORO CORP
filed 2005-11-18
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 0-31267

IWT TESORO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	91-2048019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Post Road West, Suite 10, Westport, CT  06880

(Address of principal executive offices)

(203) 221-2770

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

☒Yes                ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   ☐Yes                          ☒No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes                                    ☒No

State the number of shares outstanding of each of the issuer’s class of common equity, as of November 14, 2005: 11,701,102 shares

IWT TESORO CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Nine months Ended September 30, 2005

PART 1 – FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$712,961	$507,677
Accounts receivable, net of allowance for doubtful accounts and returns of $323,246 and $270,013	9,354,416	7,883,756
Inventories	29,034,469	21,578,829
Deposit on purchase of inventories	374,332	366,667
Prepaid expenses	784,786	271,104
Total current assets	40,260,964	30,608,033

Property and equipment, net	1,842,354	1,762,065

Other assets	820,901	758,997
	$42,924,219	$33,129,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$15,271,542	$15,282,653
Accrued expenses and other liabilities	1,253,205	997,432
Current portion of capital lease obligations	71,595	80,943
Current portion of notes payable, other	29,415	18,218
Note payable, revolving line of credit	21,461,097	—
Total current liabilities	38,086,854	16,379,246

Long-Term Debt:
Note payable, revolving line of credit	—	16,047,220
Note payable, convertible debt net of discounts	1,045,000	—
Capital lease obligations	115,888	170,425
Subordinated notes payable, stockholders	—	338,662
Notes payable, other	84,909	37,487
Total long-term debt	1,245,797	16,593,794
Total liabilities	39,332,651	32,973,040

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,701,102 and 11,697,102 issued and outstanding	11,701	11,697
Additional paid in capital	8,016,396	4,178,800
Accumulated deficit	(4,436,529)	(4,034,442)
	3,591,568	156,055
	$42,924,219	$33,129,095

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended September 30,		The nine months ended September 30,
	2005	2004	2005	2004

Net Sales	$14,006,762	$11,052,268	$42,141,461	$32,171,915
Cost of Goods Sold	8,277,926	6,733,909	25,443,315	19,688,729
Gross Profit	5,728,836	4,318,359	16,698,146	12,483,186
Operating Expenses:
Warehouse and distribution	2,206,240	1,389,693	5,817,625	3,972,777
Sales and marketing	1,923,521	1,657,820	5,381,340	4,951,181
General and administrative	1,679,630	1,592,713	4,907,866	4,357,287
	5,809,391	4,640,226	16,106,831	13,281,245
Income (Loss) from Operations	(80,555)	(321,867)	591,315	(798,059)
Other Expenses, net:
Interest expense	(528,524)	(150,806)	(1,133,285)	(412,183)
Other income (expenses)	(8,799)	19,548	139,883	49,824
	(537,323)	(131,258)	(993,402)	(362,359)
Loss Before Income Taxes	(617,878)	(453,125)	(402,087)	(1,160,418)

Income Tax Benefit (Expense)	—	—	—	—
Net Loss	$(617,878)	$(453,125)	$(402,087)	$(1,160,418)
Loss Per Share:
Basic	$(0.05)	$(0.04)	$(0.03)	$(0.10)

Diluted	$(0.05)	$(0.04)	$(0.03)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	11,701,102	11,695,906	11,698,417	11,672,754
Diluted	11,701,102	11,695,906	11,698,417	11,672,754

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	11,697,102	$11,697	$4,178,800	$(4,034,442)	$156,055

Issuance of shares to employees	4,000	4	10,596	—	10,600

Discount on convertible debt, net of loan costs of $241,000	—	—	3,827,000	—	3,827,000

Net loss, nine months ended September 30, 2005	—	—	—	(402,087)	(402,087)

Balance, September 30, 2005	11,701,102	$11,701	$8,016,396	$(4,436,529)	$3,591,568

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net loss	$(402,087)	$(1,160,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298,758	215,214
Amortization of loan discount	113,000	—
Loss (Gain) on disposal of property and equipment	16,900	(21,533)
Common stock issued for services and compensation	10,600	147,050
Provision for doubtful accounts and returns	53,233	123,065
Other	—	(15,976)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,523,893)	(2,395,867)
Inventories	(7,455,640)	(4,035,993)
Deposit on purchase of inventories	82,352	—
Prepaid expenses and other assets	(544,571)	(289,328)
Increase in:
Accounts payable	(11,111)	2,055,297
Accrued expenses	255,773	329,806
Net cash used in operating activities	(9,106,686)	(5,048,683)

Cash flows from investing activities:
Acquisitions of property and equipment	(247,564)	(611,097)
Proceeds from sale of equipment	—	25,000
Net cash used in investing activities	(247,564)	(586,097)

Cash flows from financing activities:
Proceeds from revolving line of credit	50,813,050	34,530,000
Payments on revolving line of credit	(45,399,173)	(29,799,645)
Proceeds from convertible debt	4,394,338	—
Collection on notes receivable arising from sale of stock	—	550,000
Proceeds from issuance of stock	—	147,875
Proceeds from long-term debt	—	106,360
Payments of long-term debt	(102,421)	(99,628)
Costs related to stock purchase activities	—	(94,000)
Loan financing costs	(146,260)	(10,000)
Net cash provided by financing activities	9,559,534	5,330,962

Net Increase (decrease) in Cash	205,284	(303,818)
Cash, Beginning	507,677	867,361
Cash, Ending	$712,961	$563,543

Cash Paid During the Period for:
Interest expense	$1,020,285	$412,183
Income tax	$26,777	$—

Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$97,155	$95,361

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2005

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

Pro forma information regarding net income(loss) and earnings(loss) per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 3.58%, and 2.20%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company’s common stock of 60.79% and 21.51% and expected lives of ten years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2005 was $1.57 and in 2004 it was $1.21.

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

A total of 50,000 options were granted to directors of the Company during the nine months ended September 30, 2005. During the nine months ended September 30, 2004 a total of 45,000 options were granted to directors of the Company and 5,000 options were granted to employees. The effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of the SFAS No. 123, is presented below:

	For the nine months ended September 30,
	2005	2004
		(Restated)
Net loss as reported	$(402,087)	$(1,160,418)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all options, net of related tax effects	(37,902)	(36,012)

Pro forma net loss	$(439,989)	$(1,196,430)

Loss per share - Basic
As reported	$(0.03)	$(0.10)
Pro forma	$(0.04)	$(0.10)
Loss per share - Diluted
As reported	$(0.03)	$(0.10)
Pro forma	$(0.03)	$(0.10)

Earnings per Share

Basic and diluted loss per share for the three and nine month periods ended September 30, 2005 and 2004 are equal as the effect of the common stock options and warrants were antidilutive.

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

Recent Accounting Pronouncements

In November, 2004, the FASB issued SFAS No. 151 “Inventory Costs” an amendment to Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  Additionally this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”).  SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements.  This Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method.  SFAS No. 123 (R) is effective for the Company’s the interim and annual periods beginning after January 1, 2006. Although we have not yet completed our analysis of the impact of adopting SFAS No. 123(R), we believe the impact is likely to be material to our financial statements.

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement 143, Accounting for Asset Retirement Obligations (FASB 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB 143 and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainly exists about the timing and/or method of settlement.

Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently assessing the impact of the adoption of FIN 47.

On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. We will adopt SFAS 154 at December 31, 2005 and do not anticipate any material change to our operating results as a result of this adoption.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified for comparative purposes to conform to the 2005 presentation. These reclassifications had no effect on net income (loss).

NOTE 2                                                    INVENTORIES

Inventories consisted of the following:

	September 30, 2005	December 31, 2004

Tiles	$26,944,837	$17,034,540
Inventory in transit	2,089,632	4,544,289
	$29,034,469	$21,578,829

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 3                                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2005	December 31, 2004

Furniture and fixtures	$293,468	$289,560
Machinery and equipment	858,189	657,553
Vehicles	288,064	258,272
Office and computer equipment	490,239	533,803
Leasehold improvements	644,340	719,560
	2,574,300	2,458,748
Less accumulated depreciation	731,946	696,683
	$1,842,354	$1,762,065

Depreciation expense for the nine months ended September 30, 2005 and 2004 was approximately $247,500 and $192,000, respectively.

NOTE 4                                                    NOTES PAYABLE, REVOLVING LINE OF CREDIT

On December 31, 2004, the Company and its commercial lender amended and restated the existing revolving line of credit agreement providing up to $25,000,000 with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 6.41% to 7.25% at September 30, 2005) payable monthly.  The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at September 30, 2005 and December 31, 2004 was $21,461,097 and $16,047,220, respectively. The line matures September 10, 2006 and contains certain covenants requiring the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and certain inventory turnover ratio.

For the three months ended September 30, 2005 and 2004, interest expense related to the credit line amounted to $365,011 and $170,868, respectively. For the nine months ended September 30, 2005 and 2004, interest expense related to the credit line amounted to $941,312 and $391,511 respectively.

NOTE 5                                                    STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2005, the Company issued 4,000 shares of common stock to several employees under the Stock Incentive Plan for services rendered, based on the trading price at the date of issuance, for a total of $10,600, resulting in an immediate charge to operations.

NOTE 6                                                    INCOME TAXES

Income tax expense for the three and nine month periods ended September 30, 2005 and 2004 were $-0- as the benefit for income taxes, computed by applying the Federal statutory rate to loss before income taxes, was reduced by the increase in the deferred tax valuation allowance during the period, to adjust deferred taxes to the amount considered by management more likely than not to be realized

NOTE 7                                                    NOTE PAYABLE – CONVERTIBLE DEBT

On August 25, 2005, the Company issued a secured convertible term note in the aggregate amount of $5,000,000 resulting in net proceeds of $4,759,000.  Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 1.5%. On September 30, 2005 the interest rate was 8.25%.  The note matures on August 25, 2008.  The note is convertible into common stock of the Company at an initial conversion rate of $2.74 per share.  Based upon the closing price per share of the Company’s common stock on the date of issuance, there was an intrinsic value associated with the beneficial conversion feature of $2,072,000, which is presented as a discount on the convertible note and amortized over the term of the note. In connection with the convertible note, the Company issued to the holder of the note a five-year warrant to purchase 511,883 shares of the Company’s common stock at an exercise price of $3.15 per share and an option to purchase 1,170,110 shares of the Company’s common stock at an exercise price of $0.001 per share.  The fair value for these options and warrants was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.06, dividend yields of 0% and a volatility factor of the expected market price of the common stock of 60.79%.  Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and option and allocated $1,996,000 of the proceeds from the note to the warrant and option, which is presented as a discount on the convertible note, net of amortization to be taken over the three-year term of the note.  There are no financial covenants.

The balance of the note as of September 30, 2005, net of unamortized discounts is as follows:

Principal amount of notes	$5,000,000
Discount for beneficial conversion features	(2,014,444)
Discount for fair value of warrants and options	(1,940,556)

Balance as of September 30, 2005, net of unamortized discounts	$1,045,000

Interest expense related to the note amounted to $40,382 during the period of August 25, 2005 to September 30, 2005.

Amortization of discounts for the beneficial conversion features and warrant and option resulted in charges to interest expense totaling $113,000 during the three months ended September 30, 2005.

The note is secured by a lien on substantially all the assets of the Company, subject to a first priority lien of the Company’s primary financial lender.

The holder of the note has agreed that it will not convert the note, or exercise any warrant or option, into common stock in amounts that would cause the holder’s aggregate beneficial ownership of the Company’s common stock to exceed 4.99%, without 120 days prior notice, or 19.199%, without stockholder approval.

NOTE 8                                                    NEW SUBSIDIARIES

On June 6th, 2005, the Company organized the Import Flooring Group, Inc. (IFG). IFG will provide agency services by directly importing tile, natural stone, hardwood, laminate, and carpet and rug floor coverings from foreign factories to wholesale tile distributors within the United States.

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

IWT Tesoro Corporation (The Company) delivers premium floor covering products such as porcelain, ceramic and natural stone tiles, hardwood, laminate, carpet and rugs from around the world, to floor covering dealers, home center stores, national homebuilder buying groups, and to wholesalers. The Company’s primary operating subsidiary, IWT distributes its product lines which include porcelain, ceramic and natural stone tiles, through its network of regional distribution centers located in the southern regions of the United States using its company-operated trucks, common carrier or commercial delivery services. The Company’s new subsidiary, IFG provides floor covering product lines that include natural stone and tiles, hardwood, laminate, carpet and rug to large flooring distributors throughout the United States and Canada. IFG maintains a relatively small amount of backup inventory to support its customers’ short term product needs.

The Company reported a net loss of ($617,878) or diluted loss per share of $ (0.05), for the third quarter of 2005 compared to a net loss of ($453,125) or loss per share of ($.04) for the third quarter of 2004. The increased net loss resulted from the start up costs associated with the new subsidiary, IFG. These start up costs include salaries, office and warehouse rent, travel and related expenses and marketing material. These expenses exceeded revenue by approximately $240,000 in IFG’s first quarter of operation. IWT’s results were approximately unchanged for the three months ended September 30, 2005 compared to September 30, 2004. Both quarters were hampered by hurricanes that disrupted the distribution chain. IWT continues to expand its business north and west to minimize the effects of these weather related business disruptions. Management expects that the IFG’s revenues will grow in the final quarter of the year to a point where they become profitable for the year ended December 31, 2005.

Results of Operations

Results of Operations for the three months ended September 30, 2005, 2004 and 2003

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Quarter ending September 30,
	September 30, 2005	September 30, 2004	September 30, 2003
		(Restated)	(Restated)

Revenues	$14,006,762	$11,052,268	$8,955,693
Cost of Goods Sold	8,277,926	6,733,909	5,373,248
Gross Margin	5,728,836	4,318,359	3,582,445
Gross Margin Percentage	40.90%	39.07%	40.00%
Operating Expenses	$5,809,391	$4,640,226	$3,525,027

Quarter ended September 30, 2005 Compared to Quarter September 30, 2004

Net sales for the three months ended September 30, 2005 increased $2,954,494 or approximately 26.7% over the reported net sales for the three months ended September 30, 2004. This growth follows a 23.4% increase in net sales for the three months ended September 30, 2004 over the three months ended September 30, 2003. The Company’s continued growth rate exceeds industry growth rates. We believe we will continue to exceed industry growth rates as a result of continued expansion into national markets.

Gross profit for the three months ended September 30, 2005 was $5,728,836 (40.9% of net sales) compared to $4,318,359 (39.1% of net sales) for the three months ended September 30, 2004. The third quarter 2005 gross profit increase was a direct result of a new pricing structure implemented in March 2005.  This new pricing structure will enable us to maintain an approximate gross margin of 38%.

Our operating expenses for the three months ended September 30, 2005 were $5,809,391 (41.5% of net sales) compared to $4,640,226 (42.0% of net sales) for the three months ended September 30, 2004. The operating expense to sales ratio has remained relatively stable for the quarter ended September 30, 2005 when compared to the quarter ended September 30, 2004. IWT’s operating expense structure is primarily variable with sales revenue. A large component of these operating expenses include sales commissions, marketing and merchandizing costs and delivery costs, of which each grow proportionately with sales. While management believes that there are economies of scale to be gained related to warehousing and administrative costs; we estimate that the operating expenses of IWT will remain in the range experienced in the most recent quarter. However, the IFG’s operating expense structure is primarily fixed with regards to sales revenue. A large component of IFG’s operating expenses includes facilities rent and administrative costs which remain constant as sales grow, therefore resulting in a decreasing operating expense ratio. As IFG continues to grow and becomes a larger proportion of the Company’s business, management expects the overall operating ratio to decrease.

The Net Loss before Income Taxes for the three months ended September 30, 2005 was $617,878 compared to a Net Loss before Income Taxes of $453,125 for the three months ended September 30, 2004. The increased loss is attributable to the increased interest costs. Net interest costs for the quarter ended September 30, 2005 were approximately $528,000 as compared to $151,000 for the quarter ended September 30, 2004. The Company increased its debt through the placement of a $5,000,000 subordinate debt facility during the quarter ended September 30, 2005. The increased debt, the discount accretion, the deferred acquisition cost and the general increase in the effective interest rate have all contributed to the increase in the cost of borrowed money.

Results of Operations for the Nine months ended September 30, 2005, 2004 and 2003

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Nine Months Ending September 30,
	September 30, 2005	September 30, 2004	September 30, 2003
		(restated)	(restated)

Revenues	$42,141,461	$32,171,915	$24,147,078
Cost of Goods Sold	25,443,315	19,688,729	14,464,855
Gross Margin	16,698,146	12,483,186	9,682,223
Gross Margin Percentage	39.62%	38.80%	40.10%
Operating Expenses	$16,106,831	$13,281,245	$9,211,664

 Nine months ended September 30, 2005 Compared to Nine months ended September 30,, 2004 and 2003

Sales for the nine months ended September 30, 2005 were $42,141,461, a 31.0% increase over sales for the nine months ended September 30, 2004. This growth follows a 33.2% increase for the same period ended in 2004 compared with 2003. The Company’s growth rate continues to exceed industry growth rates. We believe we will continue to exceed industry growth rates as a result of our continued expansion into national markets.

The gross margin for the nine months ended September 30, 2005 was $16,698,146 (39.62% of net sales) compared to $12,483,186 (38.8% of net sales) for the nine months ended September 30, 2004. The slightly higher gross margin for the nine months ended September 30, 2005 is a result of the March 2005 new pricing structure. This new price structure was implemented as a direct result of increasing material and import costs.

Our operating expenses for the nine months ended September 30, 2005 have increased by $2,825,586 over the same period in 2004, an increase of 21.3%. This compares with a 44.2% increase for the period ended September 30, 2004 from 2003.  The decrease in the current percentage of operating expenses was a result of the Company’s incremental costs incurred in 2003 and 2004 to building an infrastructure to support the most recent past year’s growth, current growth and plans for future growth.

The Net Loss before Income Taxes for the nine months ended September 30, 2005 is $402,087 compared to a net loss of $1,160,418 for the nine months ended September 30, 2004.  The 2.65% decrease in loss is attributed to continued growth in sales distribution channels and a decrease in incremental operating expenses.

Changes in Financial Position for the nine months ended September 30, 2005 from the year ended December 31, 2004

Accounts receivable and inventory have increased by $1,470,660 and $7,455,640 respectively during the nine month period ended September 30, 2005 from the year ended December 31, 2004.  The increases in these account balances relate primarily to our growth in sales and the expansion of our distribution channels. At September 30, 2005 our accounts receivable balance represented approximately 2.0 months of sales and at December 31, 2004 it represented 2.11 months of sales. This decrease is attributed to a slight improvement in our rate of collections.  At September 31, 2005 inventory turns were 1.22 and at December 31, 2004 inventory turns were 1.38.  The decrease in inventory turns is a result of expansion efforts which require a minimum stock level within these various markets.

We had a net increase in our investment in property and equipment of $80,289 net of depreciation for the nine months ended September 30, 2005 from the year ended December 31, 2004.  The net increase was primarily due to investments in leasehold furnishings for the IFG and warehouse machinery and computer equipment for the IWT.

Our liabilities for accounts payable decreased $11,111 and revolving line of credit increased $5,413,877 for the nine months ended September 30, 2005 from the year ended December 31, 2004.  The net increase in our long term debt relates directly to the placement of a $5,000,000 subordinated debt facility to fund our sales growth throughout the United States and Canada.

Liquidity and Capital Resources

We had cash balances of approximately $713,000 at September 30, 2005 and $507,700 at December 31, 2004.   We have financed our growth with new subordinated debt and increased borrowings from our commercial lender.

Our senior bank credit facility is $25 million and our subordinated facility is $5 million for a total of $30 million; The Company expects the combination of these credit facilities to be sufficient to support its growth in accounts receivable and inventory through 2005. Our rapid growth is expected to continue requiring the Company to seek outside capital to supplement earnings and strengthen our balance sheet. We believe that the working capital required to finance the necessary growth in inventory will be provided by our existing line of credit. The current balance of our commercial line of credit is approximately $21.5 million which leaves approximately $3.5 million of available working capital. We expect to raise additional capital, either debt or equity, through both the public and private markets during 2005.  However, we cannot assure anyone that we will be able to obtain outside capital, or if we do, that it will be on terms beneficial to us.

The balance due at September 30, 2005 for our subordinated debt was $5 million. The balance due at September 30, 2005 to our commercial lender for the use of the revolving line of credit was approximately $21.5 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, limit our unfunded capital expenditures, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio.

Critical Accounting Policies

There were no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004.

Forward-Looking Information

Some statements made in this Quarterly Report on Form 10-Q, are “forward-looking statements” and are not historical facts.  For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future demand for our services and products, supply, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “would”, “anticipate,” “believe,” “estimate,” “plan” or “expect” or the negative of these terms and similar expressions, we are making forward- looking statements.  You should be aware that these forward-looking statements are subject to risks and uncertainties.  Additionally, our forward-looking statements speak only as of the date of this report.  Other than as required by law, we undertake no obligation to update or revise these statements, whether as a result of new information, future events or otherwise.   New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them.  Factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements include, among other things are changes in the industry, energy costs, timing and level of capital expenditures and introduction of new products.

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

Based on that evaluation, Tesoro’s principal executive officer and principal financial officer have concluded that its disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. At this time, management has determined that the Company’s current system of disclosure controls and procedures are sufficient i) to ensure that data errors, control problems, or acts of fraud are detected and ii) to confirm that appropriate corrective action, including process improvements, is undertaken in a timely manner.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting and include an assertion in our

2007 annual report as to the effectiveness of our internal controls over financial reporting. Subsequently, our independent registered public accounting firm, McGladrey & Pullen LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediate

PART II

ITEM 1:    LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2005, as part of the closing of a $5.0 million private offering of debt securities with Laurus Master Fund, Ltd., Laurus provided us with a secured revolving note with a maximum availability of $5.0 million, which is currently convertible into 1,824,818 shares of common stock at a conversion price of $2.74 per share, including the amount under the secured convertible minimum borrowing note.  We also issued warrants that allow Laurus to purchase up 511,883 shares of our common stock at $3.15 per share through August 25, 2010, and options to purchase 1,170,110 shares of our common stock at $.001 per share through August 25, 2010, but which are subject to a one-year lock-up through August 25, 2006.  Of the $5.0 million in proceeds received, $45,000 was paid to Laurus’ counsel for legal fees and $2,000 for escrow fees.  We also paid $195,000 to Laurus Capital Management, LLC for management fees in connection with the transaction through closing and to Laurus of $25,000 for due diligence fees.  These offering expenses paid on behalf of Laurus totaled $267,000 and were paid in cash.  After these expenses, we received net proceeds of approximately $4,759,000. Of the net proceeds, we extinguished debts totaling $338,662 to three Tesoro executive officers and directors and the remaining proceeds were used for general corporate purposes.

The sale of these securities were deemed to be exempt from registration under the Securities act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereafter, as transactions by an issuer not involving a public offering. Laurus represented its intention to acquire the securities for investment only and not with a view for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising. Laurus is an accredited investor and had adequate access, through their relationship with the Company, to information, including financial, about the Company.  None of these transactions involved any underwriters, underwriting discounts or commissions.

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
10.10

Employment Agreement between International Wholesale Tile, Inc. and Forrest Jordan (exhibits omitted) (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.11

Employment Agreement between International Wholesale Tile, Inc. and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest Jordan’s Employment Agreement with the exception of the employee’s name and address)

10.12

Employment Agreement between International Wholesale Tile, Inc. and Grey Perna (this document is omitted as it is substantially similar to Forrest Jordan’s Employment Agreement with the exception of the employee’s name and address)

10.13

Subordination Agreement between Congress Financial Corporation (Florida). and Forrest Jordan (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.14

Subordination Agreement between Congress Financial Corporation (Florida). and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.15

Subordination Agreement between Congress Financial Corporation (Florida). and Grey Perna (this document is omitted as it is substantially similar to Forrest Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.16

Amended and Restated Loan and Security Agreement between by and between Fleet Capital Corporation, IWT Tesoro Corporation and International Wholesale Tile, Inc. effective December 31, 2004 (filed as an Exhibit to the Company Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2005)

10.17

Form of Security Agreement dated as of August 25, 2005, by and between IWT Tesoro Corporation and International Wholesale Tile, Inc., on the one hand, and Laurus Master Fund Ltd., on the other hand (without exhibits). (filed as an exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

10.18

Form of Secured Term Note, dated as of August 25, 2005, by Tesoro and IWT in favor of Laurus Master Fund, Ltd. (filed as an exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

10.19

Form of Subsidiary Guaranty, dated as of August 25, 2005, by the Tesoro’s subsidiaries in favor of Laurus Master Fund (filed as an exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

10.20

Form of Common Stock Purchase Warrant, by Tesoro in favor of Laurus Master Fund., Ltd. dated August 25, 2005 (filed as an exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

10.21	Form of Funds Escrow Agreement dated August 25, 2005 (filed as an exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)
10.22	Form of Funds Escrow Agreement dated August 25, 2005 (filed as an exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2005).
10.23	Minimum Borrowing Note in favor of Laurus date August 25, 2005 (filed as an Exhibit to the Company

Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2005
10.24	Option Agreement to Laurus dated August 25, 2005 (filed as an Exhibit to the Company Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2005
13	Annual report to security holders (filed as an exhibit to the Company Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2005).
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

(b)         Reports on Form 8-K

Form 8-K, filed on August 26, 2005, regarding the Company’s subordinated debt agreements with Laurus Master Fund, Ltd for $5.0 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

November 18, 2005	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

November 18, 2005	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer