Form 10-Q/A
period 2005-09-30
IWT TESORO CORP
filed 2006-05-18
CIK 1119190

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

☐ Yes                 ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes                 ☒ No

State the number of shares outstanding of each of the issuer’s class of common equity, as of May 10, 2006 11,926,900 shares

IWT TESORO CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Nine months Ended September 30, 2005

INDEX

PART I	FINANCIAL INFORMATION

Item I.	Financial Statements

Consolidated Balance Sheets as of September 30, 2005, as restated and December 31, 2004
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2005, as restated and for the Three Months and Nine months Ended September 30, 2004
Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2005, as restated
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005, as restated and for the Nine Months Ended September 30, 2004
Notes to the Consolidated Interim Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART 1 – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2005	2004
	(Restated)
ASSETS
Current Assets:
Cash	$712,961	$507,677
Accounts receivable, net allowance for doubtful accounts and returns of $323,256 and $270,013	9,354,416	7,883,756
Inventories	29,034,469	21,578,829
Deposit on purchase of inventories	374,332	366,667
Prepaid expenses	784,786	271,104
Total current assets	40,260,964	30,608,033

Property and equipment, net	1,842,354	1,762,065

Other assets	1,055,207	758,997
	$43,158,525	$33,129,095
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$15,271,542	$15,282,653
Accrued expenses and other liabilities	1,253,205	997,432
Current portion of capital lease obligations	71,595	80,943
Current portion of notes payable, other	29,415	18,218
Note payable, revolving line of credit	21,461,097	—
Total current liabilities	38,086,854	16,379,246

Long-Term Debt:
Note payable, revolving line of credit	—	16,047,220
Note payable, convertible debt (net of discounts of $4,861,112)	138,888	—
Embedded derivative liability, at fair value	5,910,773	—
Capital lease obligations	115,888	170,425
Subordinated notes payable, stockholders	—	338,662
Notes payable, other	84,909	37,487
Total long-term debt	6,250,458	16,593,794
Total liabilities	44,337,312	32,973,040

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,701,102 and 11,697,102 issued and outstanding	11,701	11,697
Additional paid in capital	4,189,396	4,178,800
Accumulated deficit	(5,379,884)	(4,034,442)
	(1,178,787)	156,055
	$43,158,525	$33,129,095

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended		The nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net Sales	$14,006,762	$11,052,268	$42,141,461	$32,171,915
Cost of Goods Sold	8,277,926	6,733,909	25,443,315	19,688,729
Gross Profit	5,728,836	4,318,359	16,698,146	12,483,186
Operating Expenses:
Warehouse and distribution	2,206,240	1,389,693	5,817,625	3,972,777
Sales and marketing	1,923,521	1,657,820	5,381,340	4,951,181
General and administrative	1,686,324	1,592,713	4,914,560	4,357,287
	5,816,085	4,640,226	16,113,525	13,281,245
Income (Loss) from Operations	(87,249)	(321,867)	584,621	(798,059)
Other Expenses:
Interest expense	(554,412)	(150,806)	(1,159,173)	(412,183)
Change in fair value of derivative	(910,773)	—	(910,773)	—
Other	(8,799)	19,548	139,883	49,824
	(1,473,984)	(131,258)	(1,930,063)	(362,359)
Loss Before Income Taxes	(1,561,233)	(453,125)	(1,345,442)	(1,160,418)

Income Tax Benefit (Expense)	—	—	—	—
Net Loss	$(1,561,233)	$(453,125)	$(1,345,442)	$(1,160,418)
Loss Per Share:
Basic	$(0.13)	$(0.04)	$(0.12)	$(0.10)
Diluted	$(0.13)	$(0.04)	$(0.12)	$(0.10)

Weighted Average Common Shares Outstanding:

Basic	11,701,102	11,695,906	11,698,417	11,672,754
Diluted	11,701,102	11,695,906	11,698,417	11,672,754

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total
			(Restated)	(Restated)
Balance, December 31, 2004	11,697,102	$11,697	$4,178,800	$(4,034,442)	$156,055

Issuance of shares to employees	4,000	4	10,596	—	10,600

Net income, nine months ended September 30, 2005, as restated	—	—	—	(1,345,442)	(1,345,442)

Balance, September 30, 2005, as restated	11,701,102	$11,701	$4,189,396	$(5,379,884)	$(1,178,787)

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,345,442)	$(1,160,418)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	305,452	215,214
Amortization of loan discount	138,888	—
Change in fair value of derivatives	910,773	—
Loss (Gain) on disposal of property and equipment	16,900	(21,533)
Common stock issued for services and compensation	10,600	147,050
Provision for doubtful accounts and reserve for returns	53,233	123,065
Other non-cash items affecting earnings		(15,976)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,523,893)	(2,395,867)
Inventories	(7,455,640)	(4,035,993)
Deposit on purchase of inventories	82,352	—
Prepaid expenses and other assets	(614,696)	(289,328)
Increase in:
Accounts payable	(11,111)	2,055,297
Accrued expenses	255,773	329,806
Net cash used in operating activities	(9,176,811)	(5,048,683)

Cash flows from investing activities:
Acquisitions of property and equipment	(247,564)	(611,097)
Proceeds from sale of equipment	—	25,000
Net cash used in investing activities	(247,564)	(586,097)

Cash flows from financing activities:
Proceeds from revolving line of credit	50,813,050	34,530,000
Payments on revolving line of credit	(45,399,173)	(29,799,645)
Proceeds from issuance of convertible debt, options and warrants	5,000,000	—
Repayment of Notes payable, subordinate debt	(338,662)
Debt issurance costs	(267,000)
Collection on notes receivable arising from sale of stock	—	550,000
Proceeds from issuance of stock	—	147,875
Proceeds from long-term debt	—	106,360
Payments of long-term debt	(102,421)	(99,628)
Costs related to stock purchase activities	—	(94,000)
Loan financing costs	(76,135)	(10,000)
Net cash provided by financing activities	(9,629,659)	5,330,962

Net Increase (decrease) in Cash	205,284	(303,818)

Cash, Beginning	507,677	867,361
Cash, Ending	$712,961	$563,543

Cash Paid During the Period for:
Interest expense	$1,020,285	$412,183
Income tax	$26,777	$—
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$97,155	$95,361
Reclassification of Note payable to embedded derivative liability	$5,000,000	$—

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

Stock-Based Compensation (continued)

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

A total of 50,000 options were granted to directors of the Company during the nine months ended September 30, 2005. During the nine months ended September 30, 2004 a total of 45,000 options were granted to directors of the Company and 5,000 options were granted to employees. The effect on net loss and loss per share if the Company had applied the fair value recognition provision of the SFAS No. 123, is presented below:

	For the nine months ended Septebmer 30,
	2005	2004
	(Restated)

Net loss as reported	$(1,345,442)	$(1,160,418)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all options, net of related tax effects	(37,902)	(36,012)

Pro forma net loss	$(1,383,344)	$(1,196,430)

Loss per share - Basic
As reported	$(0.12)	$(0.10)
Pro forma	$(0.12)	$(0.10)
Loss per share - Diluted
As reported	$(0.12)	$(0.10)
Pro forma	$(0.12)	$(0.10)

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

Derivative Financial Instruments

The Company occasionally enters into a financial instrument that contains a derivative instrument that is embedded in the financial instrument. Upon entering into the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract carried at fair value. In cases where (1) host contract is measure at fair value, with changes in fair value report in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from the host contract, the entire contract is carried on the balance sheet at fair value.

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

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified for comparative purposes to conform to the 2005 presentation. These reclassifications had no effect on net loss.

NOTE 2                 INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2005	2004

Tiles	$26,944,837	$17,034,540
Inventory in transit	2,089,632	4,544,289
	$29,034,469	$21,578,829

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 3                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2005	2004

Furniture and fixtures	$293,468	$289,560
Machinery and equipment	858,189	657,553
Vehicles	288,064	258,272
Office and computer equipment	490,239	533,803
Leasehold improvements	644,340	719,560
	2,574,300	2,458,748
Less accumulated depreciation	731,946	696,683
	$1,842,354	$1,762,065

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

On August 25, 2005, the Company issued a secured revolving note in the aggregate amount of $5,000,000 resulting in net proceeds of $4,733,000 after debt issuance costs of $267,000. Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 1.5%. On December 31, 2005, the interest rate was 8.75%. The note matures on August 25, 2008. The note is convertible into common stock of the Company at an initial conversion rate of $2.74 per share. Because the agreement contains certain non-standard anti-dilution provisions and requirements to settle any conversion option with registered shares, the Company is required to account for the conversion option as an embedded derivative requiring separate accounting treatment in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the embedded conversion option and classified $2,068,000 as a derivative liability that is adjusted to fair value at each reporting date with changes in fair value reported in earnings. In connection with the convertible notes, the Company issued to the holder of the note a five-year warrant to purchase 511,883 shares of the Company’s common stock at an exercise price of $3.15 per share and an option to purchase 1,170,110 shares of the Company’s common stock at an exercise price of $0.001 per share. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and option and classified $3,100,000 and $692,000, respectively, as a derivative liability that is adjusted to fair value at each reporting date with changes in fair value reflected in earnings. The fair value of the options, warrants, and embedded conversion option was estimated at the date of issuance using the Black-Scholes option-pricing model using the following weighted average assumptions: risk-free rate of 4.06%, dividend yields of 0%, and volatility factors of the expected market price of the Company’s common stock of 60.79%.

The excess of the fair value of the derivative liability over the principal amount of the notes of $860,486 was recorded as an expense in the period of issuance and the remaining fair value of $5,000,000 was recorded as a discount to the convertible debt to be amortized into expense over the three-year terms of the notes.

The balance of the note and embedded derivative as of September 30, 2005, net of unamortized discounts is as follows:

Derivative liability at date of issuance	$5,000,000
Change of Fair value	910,773
Derivative liability as of December 31, 2005	5,910,733

Principal amount of Notes	$5,000,000
Fair value-Conversion Features	(1,764,629)
Fair value-Warrants and options	(3,235,371)
Accretion of discount to interest expense	138,888
Balance as of September 30, 2005, net of Unamortized discounts	$138,888

Interest expense related to the note amounted to $40,382 during the period of August 25, 2005 to September 30, 2005.

Amortization of discounts for the warrant and option resulted in charges to interest expense totaling $138,888 during the three months and nine months ended September 30, 2005.

The increase in the fair value of the embedded conversion option resulted in charges to expense totaling $910,773 during the three and nine months ended September 30, 2005.

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

NOTE 9                 RESTATEMENT

The Company has restated the consolidated balance sheet as of September 30, 2005, and the consolidated statements of operations for the three and nine months then ended and stockholders’ equity and cash flows for the nine months then ended as described below:

Note Payable – Convertible Debt

Management initially accounted for this transaction as if derivative accounting for the embedded option was not required under EITF 00-19. Subsequently the Company determined that derivative accounting was required. The adjustment resulting from the restatement increased the net loss by approximately $943,400 for the three and nine months ended September 30, 2005. This change also increased other assets by approximately $234,300, increased long term debt by approximately $5,004,700 and decreased paid in capital by approximately $3,827,000 as of September 30, 2005.

	September 30, 2005
	As Previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheet:
Other assets	$820,901	$234,306	1,055,207
Note payable, convertible debt net of discounts	1,045,000	906,112	138,888
Embedded derivatives liability	—	(5,910,773)	5,910,773
Additional paid in capital	8,016,396	3,827,000	4,189,396
Accumulated deficit	(4,436,529)	943,355	(5,379,884)

	The three months ended September 30, 2005			The nine months ended September 30, 2005
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Operations:
Operations
Net Sales:	$14,006,762	$—	$14,006,762	$42,141,461	$—	$42,141,461
Gross profit	5,728,836	—	5,728,836	16,698,146	—	16,698,146
Operating expenses	5,809,391	6,694	5,816,085	16,106,831	6,694	16,113,525
Interest expense	528,524	25,888	554,412	1,133,285	25,888	1,159,173
Change in fair value of derivative	—	910,773	910,773	—	910,773	910,773
Loss before-income taxes	(617,878)	(943,355)	(1,561,233)	(402,087)	(943,355)	(1,345,442)
Income tax benefit (expense)	—	—	—	—	—	—
Net Loss	$(617,878)	$(943,355)	$(1,561,233)	$(402,087)	$(943,355)	$(1,345,442)
Loss per share:
Basic	$(0.05)	$(0.08)	$(0.13)	$(0.03)	$(0.08)	$(0.12)
Diluted	$(0.05)	$(0.08)	$(0.13)	$(0.03)	$(0.08)	$(0.12)
Weighted Average Common Shares Outstanding:
Basic	11,701,102		11,701,102	11,698,417		11,698,417
Diluted	11,701,102		11,701,102	11,698,417		11,698,417

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

The Company reported a net loss of $1,561,233 or diluted loss per share of $0.13, for the third quarter of 2005 compared to a net loss of $453,125 or loss per share of $.04 for the third quarter of 2004. The increased net loss resulted from the change in the fair value of the embedded derivative and the start up costs associated with the new subsidiary, IFG. These start-up costs include salaries, office and warehouse rent, travel and related expenses and marketing material. The expenses exceeded revenue by approximately $240,000 in IFG’s first quarter of operation. IWT’s results were approximately unchanged for the three months ended September 30, 2005 compared to September 30, 2004. Both quarters were hampered by hurricanes that disrupted the distribution chain. IWT continues to expand its business north and west to minimize the effects of these weather related business disruptions. Management expects that the IFG’s revenues will grow in the final quarter of the year to a point where they become profitable for the year ended December 31, 2005.

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

	Quarter ending September 30,
	September 30,	September 30,	September 30,
	2005	2004	2003
	(Restated)

Revenues	$14,006,762	$11,052,268	$8,955,693
Cost of Goods Sold	8,277,926	6,733,909	5,373,248
Gross Margin	5,728,836	4,318,359	3,582,445
Gross Margin Percentage	40.90%	39.07%	40.00%
Operating Expenses	$5,816,085	$4,640,226	$3,525,027

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

Our operating expenses for the three months ended September 30, 2005 were $5,816,085 (41.5% of net sales) compared to $4,640,226 (42.0% of net sales) for the three months ended September 30, 2004. The operating expense to sales ratio has remained relatively stable for the quarter ended September 30, 2005 when compared to the quarter ended September 30, 2004. IWT’s operating expense structure is primarily variable with sales revenue. A large component of these operating expenses include sales commissions, marketing and merchandizing costs and delivery costs, of which each grow proportionately with sales. While management believes that there are economies of scale to be gained related to warehousing and administrative costs; we estimate that the operating expenses of IWT will remain in the range experienced in the most recent quarter. However, the IFG’s operating expense structure is primarily fixed with regards to sales revenue. A large component of IFG’s operating expenses includes facilities rent and administrative costs which remain constant as sales grow, therefore resulting in a decreasing operating expense ratio. As IFG continues to grow and becomes a larger proportion of the Company’s business, management expects the overall operating ratio to decrease.

The Net Loss before Income Taxes for the three months ended September 30, 2005 was $1,561,233 compared to a Net Loss before Income Taxes of $453,125 for the three months ended September 30, 2004. The increased loss result from the change in the fair value of the embedded derivative and increase interest cost associated with the convertible debt instrument entered into August 2005, as more fully describe in Note 7 to September 30, 2005 consolidated financial statements and the start up costs associated with the new subsidiary, IFG. Net interest costs for the quarter ended September 30, 2005 were approximately $554,000 as compared to $151,000 for the quarter ended September 30, 2004. The Company increased its debt through the placement of a $5,000,000 convertible debt facility during the quarter ended September 30, 2005. The increased debt, the discount accretion and the general increase in the effective interest rate have all contributed to the increase in the cost of borrowed money

Results of Operations for the Nine months ended September 30, 2005, 2004 and 2003

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Nine Months Ending September 30,
	September 30,	September 30,	September 30,
	2005	2004	2003
	(restated)

Revenues	$42,141,461	$32,171,915	$24,147,078
Cost of Goods Sold	25,443,315	19,688,729	14,464,855
Gross Margin	16,698,146	12,483,186	9,682,223
Gross Margin Percentage	39.62%	38.80%	40.10%
Operating Expenses	$16,113,525	$13,281,245	$9,211,664

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

Our operating expenses for the nine months ended September 30, 2005 have increased by $2,832,280 over the same period in 2004, an increase of 21.3%. This compares with a 44.2% increase for the period ended September 30, 2004 from 2003. The decrease in the current percentage of operating expenses was a result of the Company’s incremental costs incurred in 2003 and 2004 to building an infrastructure to support the most recent past year’s growth, current growth and plans for future growth.

The Net Loss before Income Taxes for the nine months ended September 30, 2005 is $1,345,442 compared to a net loss of $1,160,418 for the nine months ended September 30, 2004. The increase in loss is the result of the change in the fair value of the embedded derivative and increase cost associated with the convertible debt instrument entered into in August 2005, as more fully describe in Note 7 to the consolidated financial statement and the start up costs associated with the new subsidary, IFG.

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

Our liabilities for accounts payable decreased $11,111 and revolving line of credit increased $5,413,877 for the nine months ended September 30, 2005 from the year ended December 31, 2004. The net increase in our long term debt relates directly to the placement of a $5,000,000 subordinated debt facility resulting in net proceeds of $4,733,000, net of issuance costs of $267,000, as more fully described in Note 7 of the consolidated financial statement. The Company accounts for the subordinated debt facility as an embedded derivative. The excess fair value of the derivative liability over the principal amount of the note of $910,773 was record as an expense in the period ended September 30, 2005, resulting in a derivative liability of $5,910,773. The Company issued warrants and options in connection with the subordinated debt facility and recorded their fair value of $5,000,000 as a discount to the debt amortized these costs of $138,888 into interest expense over the three-year term of the note

Liquidity and Capital Resources

We had cash balances of approximately $713,000 at September 30, 2005 and $507,700 at December 31, 2004. We have financed our growth with new convertible debt and increased borrowings from our commercial lender.

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

The balance due at September 30, 2005 for our subordinated debt was $5 million. The balance due at September 30, 2005 to our commercial lender for the use of the revolving line of credit was approximately $21.5 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, limit our unfunded capital expenditures, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio. At September 30, 2005 the Company was in compliance with these covenants.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2005, as part of the closing of a $5.0 million private offering of debt securities with Laurus Master Fund, Ltd., Laurus provided us with a secured revolving note with a maximum availability of $5.0 million, which is currently convertible into 1,824,818 shares of common stock at a conversion price of $2.74 per share, including the amount under the secured convertible minimum borrowing note. We also issued warrants that allow Laurus to purchase up 511,883 shares of our common stock at $3.15 per share through August 25, 2010, and options to purchase 1,170,110 shares of our common stock at $.001 per share through August 25, 2010, but which are subject to a one-year lock-up through August 25, 2006. Of the $5.0 million in proceeds received, $45,000 was paid to Laurus’ counsel for legal fees and $2,000 for escrow fees. We also paid $195,000 to Laurus Capital Management, LLC for management fees in connection with the transaction through closing and to Laurus of $25,000 for due diligence fees. These offering expenses paid on behalf of Laurus totaled $267,000 and were paid in cash. After these expenses, we received net proceeds of approximately $4,733,000. Of the net proceeds, we extinguished debts totaling $338,662 to three Tesoro executive officers and directors and the remaining proceeds were used for general corporate purposes.

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

ITEM 6:                  EXHIBITS AND REPORTS ON FORM 10-Q-A

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
10.10

Employment Agreement between International Wholesale Tile, Inc. and Forrest Jordan (exhibits omitted) (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.11

Employment Agreement between International Wholesale Tile, Inc. and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest Jordan’s Employment Agreement with the exception of the employee’s name and address)

10.12

Employment Agreement between International Wholesale Tile, Inc. and Grey Perna (this document is omitted as it is substantially similar to Forrest Jordan’s Employment Agreement with the exception of the employee’s name and address)

10.13

Subordination Agreement between Congress Financial Corporation (Florida). and Forrest Jordan (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.14

Subordination Agreement between Congress Financial Corporation (Florida). and Paul F. Boucher (this document is omitted as it is substantially similar to Forrest Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.15

Subordination Agreement between Congress Financial Corporation (Florida). and Grey Perna (this document is omitted as it is substantially similar to Forrest Jordan’s Subordination Agreement with the exception of the employee’s name and address)

10.16

Amended and Restated Loan and Security Agreement between by and between Fleet Capital Corporation, IWT Tesoro Corporation and International Wholesale Tile, Inc. effective December 31, 2004 (filed as an Exhibit to the Company Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2005).

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
10.23

Minimum Borrowing Note in favor of Laurus date August 25, 2005 (filed as an exhibit to the Company registration statement on Form S-1, filed with the Securities and Exchange Commission on September 21, 2005)

10.24	Option Agreement to Laurus dated August 25, 2005 (filed as an exhibit to the Company registration statement on Form S-1, filed with the Securities and Exchange Commission on September 21, 2005)
10.26

Form of Securities Purchase Agreement dated as of February 10, 2006, between IWT Tesoro Corporation and Laurus Master Fund Ltd. (without exhibits) (filed as an exhibit to the Company periodic report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2006).

10.27

Form of Secured Term Note dated as of February 10, 2006, in favor of Laurus Master Fund Ltd. (filed as an exhibit to the Company periodic report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2006).

10.28

Form of Common Stock Purchase Warrant, by Tesoro in favor of Laurus Master Fund, Ltd., dated as of February 10, 2006, (filed as an exhibit to the Company periodic report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2006).

10.29

Form of Registration Rights Agreement dated as of February 10, 2006, between IWT Tesoro Corporation and Laurus Master Fund Ltd. (filed as an exhibit to the Company periodic report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2006).

10.30

Ratification and Reaffirmation Agreement by IWT Tesoro Corporation and each of its subsidiaries dated February 10, 2006, (filed as an exhibit to the Company periodic report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2006).

10.31

Form of Registration Rights Agreement dated as of August 25, 2005, by and between IWT Tesoro Corporation one hand, and Laurus Master Fund Ltd., as amended December 9, 2005, and as further amended on April 15, 2006 (filed as an exhibit to the Company’s periodic report on Form 8-K/A, filed with the Securities and Exchange Commission on May 8, 2006, and on May 10, 2006).

10.32

Amended and Restated Registration Rights Agreement dated May 3, 2006 between IWT Tesoro Corporation and Laurus Master Funds, Ltd. (filed as an exhibit to the Company’s periodic report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2006).

10.33

Form of Securities Purchase Agreement dated May 3, 2006 between Tesoro and Laurus Master Fund dated May 3, 2006 (filed as an exhibit to the Company’s periodic report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006).

10.34

Form of Common Stock Purchase Warrant by Tesoro in favor of Laurus Master Funds., Ltd. (filed as an exhibit to the Company’s periodic report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006).

10.35

Amended and Restated Registration Rights Agreement dated May 3, 2006 between IWT Tesoro Corporation and Laurus Master Funds, Ltd. (filed as an exhibit to the Company’s periodic report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006).

10.36

Reaffirmation and Ratification Agreement dated May 3, 2006 by Tesoro and its subsidiaries (filed as an exhibit to the Company’s periodic report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006).

10.37	Second Amended and Restated Senior Subordination Agreement between Laurus Master Fund, Ltd. and

Bank of America, N.A dated May 3, 2006 (filed as an exhibit to the Company’s periodic report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006).
16

Letter from Kantor Sewell & Oppenheimer, P.A., concurring with statements concerning their resignation (filed as an exhibit to the Company Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2004).

21	Subsidiaries of Registrant (filed as an Exhibit to the Company registration statement on Form S-1, filed with the Securities and Exchange Commission on September 21, 2005
31.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Forrest Jordan, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Forrest Jordan, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Included in this filing. Exhibits are available without charge, upon request of IWT Tesoro.

(6)	Reports on Form 8-K.

(b)   Reports on Form 8-K

Form 8-K, filed on August 26, 2005, regarding the Company’s subordinated debt agreements with Laurus Master Fund, Ltd for $5.0 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

May 18, 2006	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

May 18, 2006	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer