Form 10-K
period 2005-12-31
IWT TESORO CORP
filed 2006-05-19
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

Commission File No. 000-31267

IWT TESORO CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	91-2048019
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

191 Post Road West, Suite 10, Westport, Connecticut 06880

(Address of principal executive offices)(zip code)

(203) 221-2770

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $6,251,010

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  11,926,900 shares as of May 17, 2006

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

FORWARD LOOKING STATEMENTS

Statements made in this Annual Report are “forward-looking statements” and are not historical facts. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future demand for our services and products, supply, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “would”, “anticipate,” “believe,” “estimate,” “plan” or “expect” or the negative of these terms and similar expressions we are making forward- looking statements. You should be aware that these forward-looking statements are subject to risks and uncertainties. Additionally, our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise these statements, whether because of new information, future events or otherwise. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements include, among other things:

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

ITEM 1.        DESCRIPTION OF BUSINESS

Executive Summary

IWT Tesoro Corporation’s (Tesoro) primary business is as a wholesale distributor of building materials, specifically hard floor and wall coverings. We do not sell directly to any end user. Our products consist of ceramic, porcelain and natural stone floor, wall and decorative tile. We import a majority of these products from suppliers and manufacturers in Europe, South America, and the Near and Far East.

Our markets currently include the United States and Canada. We distribute to our customers from three regional warehouses located in Florida, Texas and California. Tesoro provides value added services for our customers ranging from maintaining significant inventories to fulfill daily orders for smaller customers to shipping full truckloads of mixed manufacturers’ product to larger distributors to containers of product shipped directly to our customers from the manufacturer. We also offer private label programs for branded retail sales customers, buying groups, large homebuilders and home center store chains.

Our competition comes from the major full line flooring companies such as Mohawk and Shaw Industries. On a regional basis, there are a number of distributors that import competing products and distribute them to smaller dealers. Many of these regional distributors maintain retail operations as well. These larger distributors are becoming Tesoro’s customers for products that are manufactured for us on an exclusive basis which can ship direct from the factory.

Tesoro’s focus is on bringing value to its customers in the form of broad product assortment, current design and competitive pricing. Some of the key components of this focus are:

•      Maintaining strong relationships with suppliers that allow us to influence design, buy in large quantity and select the best manufacturers

•      Locating product close to our customers to control freight costs, including shipping in our own trucks whenever possible

•      Shipping smaller customer orders the same day they are received

•      Meeting  larger customers’ needs for volume by shipping full truck loads domestically or container volume direct from the foreign factory

•      Supporting our products with aggressive marketing and merchandising programs

To date, we have financed our growth with revolving debt facilities currently provided by Bank of America and Laurus Funds. We have also used public and private offerings of our common stock. If adequate financing is not available, we will most likely be forced to slow down our growth.

Background

IWT Tesoro Corporation was organized in Nevada on May 3rd, 2000, originally under the name “Ponca Acquisition Corporation”. Effective October 1, 2002, Tesoro acquired all of the outstanding common stock of International Wholesale Tile, Inc. (IWT) from its three shareholders. IWT was organized in Florida and has been in continuous operations since 1994. In exchange for the IWT stock, the IWT shareholders each received 3.0 million Tesoro shares, representing 87% of Tesoro’s then outstanding common stock

Tesoro is the parent company and currently has four wholly-owned subsidiaries and one of its subsidiaries has a wholly-owned subsidiary as follows:

Our principal executive office is located at 191 Post Road West, Suite 10, Westport, CT 06880. Our telephone number is (203) 221-2770. Our web site can be found at http://www.iwttesoro.com. Information contained on our web site is not part of this report.

Tesoro’s Business Strategy

We believe that our corporate strategy to develop or acquire subsidiaries will bring unique expertise and competitive advantages to our targeted markets in the area of building supply distribution. Each of our current subsidiaries meets this criterion. Through our subsidiaries, we can offer a wide range of product at attractive price points, whether our customers want to buy a small amount of product for a specific project or large amount, for inventory and resale. While focused on the same strategy, each subsidiary has slightly different objectives.

International Wholesale Tile, Inc.’s (IWT) Business Objectives

IWT believes that it has built a reputation for dependability and reliability by supplying quality products with superior customer service at competitive prices. As part of our business model, we have established what we consider is a close relationship with flooring dealers throughout the Sunbelt area of the United States. We feel that we currently provide a purchasing and delivery experience for our customers that meets their business needs and capacities.

The following are the critical success factors with respect to our strategy and philosophy:

•      Supplying quality products;

•      Providing outstanding customer service;

•      Offering competitive pricing;

•      Introducing high quality new products to the marketplace; and

•      Distributing products only on a wholesale level and not directly to the consumer.

While we ship product in quantities that can range from small cut orders to full pallets to complete truckloads of mixed products. The current core of our business is the cut order. Cut order sales include less than a pallet of mixed floor, wall and decorative tiles specific to a project. This special handling and the reputation we enjoy as, what we feel is a dependable supplier allows us to maintain above average margins. We do not operate any retail outlets. This non-competitive relationship is unique in the ceramic floor and wall tile distribution industry, has been a key factor in our growth and defines us as a “value added reseller” rather than merely a distributor.

Other keys success factors include:

•      Actively merchandising programs,

•      Assisting our dealers to meet their customers’ demand, with products presented in attractive easy to visualize environments, and

•      Acting as the extension of our dealer networks’ stock availability by warehousing levels consistent with the dealers’ delivery requirements.

Other Tesoro Subsidiaries’ Business Strategies

•      IWT Tesoro International (International) aims to leverage the international purchasing network in order to sustain the expansion of Tesoro’s business. This subsidiary expects to established relationships in the form of partnerships with a number of granite and tile manufacturers from around the world, including Italy, Spain, Turkey, Brazil and China. Based on these partnerships, International hopes to use these advantages to strengthen our market position within the building products industry.

•      IWT Tesoro Transport (Transport), a federally licensed freight broker (USDOT) that handles inbound and outbound freight operations. Given that this subsidiary has recently begun generating revenue, although de minimus, Tesoro plans to expand from a regional to a national distribution system following the recent efforts to generate sales nationwide.

•      The Tile Club (TTC) intends to acquire licensing, manufacturing and distribution rights for high-end designer and artistic based decorative tiles and to act as an agent for foreign manufacturers from whom IWT has acquired exclusive distribution rights.

•      Import Flooring Group, Inc. distributes floor and wall covering materials under exclusive agreements with manufacturers to member customers in the United States, Canada and Mexico. Its primary objective is to build a membership based buying group made up of full line flooring distributors in each service area. Members pay an annual fee to IFG for rights to sell specific products in specific geographies.

Pricing Strategy

We maintain a wide distribution of price points for the products we import. Our pricing strategy provides flexibility to customers allowing them to purchase products in quantities that best fit their sales inventory capacities. The lowest volume product package is the cut order or project specific unit. For the cut order unit, we act as a customer fulfillment center. We pick product from full pallets of different material, reassemble and repackage it for the customer. The next level of unit includes single pallets of uniform material shipped individually to the customers’ location. Above the pallet unit is the full truckload of mixed pallets. We land these to our warehouses and reship to the customer. We carry significant levels of inventory to meet the demand for these units and ship most orders within three days of the customers’ order. Our customers can also by product units directly from the factory. These factory shipped units are full container volumes. The customer can land the product, i.e. pay the freight and duties or purchase the product landed to their location in which case we handle the shipping

Distribution Centers

Our warehousing and distribution centers currently contain over 480,000 square feet of storage space, in which we maintain over 25.0 million square feet of product ready for immediate shipment to our customers. In 2005, our warehouse configuration included 310,000 square feet in Palm City, FL, 120,000 square feet in Dallas, Texas and 40,000 square feet in Pomona, CA. As we expand, we will likely need additional satellite warehouse locations.

Branded Products

IWT has created Tesoro The Collection®, a branded collection of high quality porcelain floor and wall tiles complemented by coordinated decorative borders and listellos. It supports this collection with an extensive merchandising program including grouted display boards and racks, and institutional marketing and advertising. We prominently display the Tesoro line at all of the national and regional flooring exhibitions in which we participate.

Factors for Tesoro’s Success

In order to meet our corporate goal of building a national building materials distribution company that is a value added reseller, Tesoro must be successful at accomplishing most, if not all the following objectives:

•              Augment our client base and market penetration by expanding nationally

•              Establishing sub-distribution centers in the West, Midwest and Northeast regions,

•              Creating dealer networks in new territories,and

•              Expanding value added services;

•              Deepen our current customer base penetration by increasing our market share with current dealer customers;

•              Maintain our high level of customer service and satisfaction;

•              Obtain adequate capital to support the necessary inventory levels required by our customers;

•              Continue strengthening our relationships with suppliers to ensure a continuous flow of high quality, competitively priced contemporary designs;

•              Ensure a continuous flow of high quality, current design and competitively priced products;

•              Increase the number and breadth of products we carry, and

•              Strengthen our consolidated balance sheet by reducing our debt to equity ratio .

On a short-term basis, we intend to look to acquire assets of businesses with products and services that complement ours. We further intend to grow by acquiring or merging with existing regional distributors. We also expect to expand our international activities to handle our relationships with foreign manufacturers.

The Floor and Wall Tile Covering Industry

The July 18/25, 2005 edition of Floor Covering Weekly (FCW) reported that U.S. floor covering sales for 2004, the last full year for which data is available, reached $22.8 billion, in wholesale dollars, up 8.4% from 2003. The market for ceramic floor and wall tile products in the United States, Tesoro’s major product line, reached $2.86 billion in 2004 up 12.6% from 2003. Sales of ceramic floor and wall products reached approximately 3.2 billion square feet in 2004. By 2010, the consumption of ceramic floor and wall tile in the US is expected to reach 4.3 billion square feet (source; Tile Magazine (www.tilemagazine.com), with an estimated increase of 6% per year (source: www.ceramicworldweb.it). For 2004 Ceramic tile is the second most widely used floor covering material in the U.S., with a market share, according to FCW, of 12.4% behind carpet (62.3%) and ahead of hardwood (10.5%).

The per square foot wholesale price for the products in the floor covering market varies widely. The average price per square foot in 2004, according to FCW, was $0.83. The price ranges from $2.45 for hardwood to $0.48 for vinyl. Ceramic floor and wall tile’s average price in 2004 was $0.91 down from an average of $1.02 in 1997. By contrast, the price of hardwood flooring has increased to $2.45 from $1.83 in 1997. Other types of flooring materials, including carpet have remained relatively stable.

While increasing interest rates may have a temporary impact on the new home construction industry, studies show that over any length of time the impact is minimal. This is particularly true in the Sunbelt (southern and southwestern United States) where we have our strongest presence. Of course, we cannot assure anyone that these estimates will be achieved or if met, will occur when expected.

The following economic activities positively affect the US floor and wall covering market:

•      U.S. population growth, requiring new and renovated housing and commercial space,

•      Housing starts reached 1.96 million units in 2004, growing by 5.9%, which was the best performance in 26 years,

•      In 2004, the new construction market rebound was driven by a 7.4% surge in the residential sector,

•      2004 issuance of building permits was up 7.1%,

•      New, one-family home sales rose 10.0% in the South, our primary market;

•      Low mortgage rates made homes affordable for an expanding number of households while the refinancing of existing mortgages improved consumers’ financial positions and provided increased funds for spending for remodeling,

•      Increasing average house size (up approximately 12% since 1994), and

(“US Ceramic Tile Market- 2005 Edition”, published by Market Studies, Inc., a recognized industry market research firm. As new information becomes available, we will update these statistics).

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

Sales in the floor covering industry are influenced by economic and market factors including:

•      consumer confidence;

•      spending for durable goods;

•      interest rates;

•      turnover in housing, the condition of the residential and commercial construction industries; and

•      the overall strength of the economy.

“US Ceramic Tile Market- 2005 Edition”, published by Market Studies, pointed to a market growth rate for ceramic tile of 10.0% in 2004

Products

We purchase our products on the world market. We import approximately 50% of our products are from Italy, 30% from Spain and the balance from Brazil, Turkey and China. Each foreign manufacturer has registered agents in the United States that work with us, as well as with other distributors. We believe that we maintain close personal contact with our suppliers, visiting the plants regularly and working with suppliers to influence design, quality and reliability. We do not currently purchase any raw materials, but only finished goods. Our principal suppliers and the countries in which each is located include:

Italy	Spain	Brazil	Turkey	China	United States

Acif	Alfa Porcelanico	Delta Ceramica	Vitra-Eczacibasis	MegaCera USA	American Marazzi
Ceramicasa	Cermaica	Incepa Ceramicos	Ege Seramik America
Ceramiche Castelvetro		Lume Cermica
Ricchetti Ceramic
Uda Ceramica
Isla Tiles

We carry over 200 separate product lines. A product line consists of several profiles, sizes (of the same tile design, i.e. six inch by six inch, twelve inch by twelve inch) and matching or coordinating borders. Annually we add and delete lines to keep the selection current with industry and consumer trends. For example, in 2005, we added hardwood, laminate, area rugs and carpet to our product mix. We estimate that there is a 10% turn over in the lines annually. This translates into approximately 20 new lines added each year replacing a similar number of deleted lines. We believe we have ample time to transition into the product lines as the time to manufacture and ship new lines can exceed nine months. This lead-time, allows us to draw down inventory of deleted lines to a minimum level before being eliminated from stock.

We maintain a wide distribution of price points for our product. We establish basic price levels based on the volume of product purchased. We also add additional charges for handling of material. Within price levels there are variances based on the quality, source and composition of the product. The average wholesale price of ceramic floor and wall tile has continued to decline over the long term, reaching $0.91 per square foot in 2004. The 2004 price is a slight rebound from its low of $0.89 per square foot experienced in 2003. According to the industry magazine, Floor Covering Weekly (July 2004), the market for high- end porcelain tiles and decorative/designer tile has been increasing. The 2004 price seems to bare this out. We emphasize this high-end tile and stone by selectively marketing them to dealers and distributors with customer bases that demand such products

We ship product to our customers in quantities ranging from “cut order” specific to a consumer’s project to full pallets of a single product to full container and truckload packages. These larger quantities allow our customers to stock their own product to service cash and carry consumers.

We import a majority of our products into the Port of Miami. In 2004, we expanded our distribution facilities to Dallas, Texas. Product imported for distribution from our Dallas facility arrives via the Port of Houston. In addition, we also import products into the port of Long Beach, California. Orders that are shipped directly from the manufacturer to our customers may enter through any number of U.S. ports.

Inventory

We are committed to maintaining inventory levels that support the sales of our customer network. We currently maintain over $28.8 million of product in inventory, representing over 2,500 SKU’s (individually numbered product items). We also act as the warehouse and fulfillment source for many of our approximately 2,700 dealers and wholesale customers. We target an inventory turn over rate of 1.5 to 2.0. This turn rate is established to minimize out of stock situations and to attain our goal of same day shipping for qualified orders.

Industry trends toward product packages, floor and wall tile combinations and the pre-organized tile, borders, decorative listellos, bull nose and end caps, increases the number of parts we must carry in stock to ensure that our customers can meet the demand of their consumer.

Freight and Transportation Costs

We base our distribution costs on a number of factors including, among others,

•      factory cost,

•      freight (international and domestic), and

•      duties, tariffs, taxes and other regulatory costs.

Ocean freight charges differ from country to country therefore, we base our selling price is based on factors specific to each international manufacturer. We pay most of our international manufacturers in U.S. dollars. The strength of the U.S. dollar relative to a specific country’s currency will have an impact on the price we pay for product. Additionally, we also take into account that title to our products transfers at the port of the originating country. We generally ship between 10 and 20 containers at any one time. We currently estimate that our maximum exposure for loss would be approximately $150,000. Based on maritime loss history, cost of ocean marine insurance and our ultimate ability to subrogate against the freight carrier, we self-insure in the event of loss after title is taken. Our in-bound freight cost, gasoline, fuel and other surcharges have increased our shipping costs of which we have not yet passed on to our customers. As such, our gross margins may be lower because we are currently absorbing these increased costs.

As a result of increasing out-bound freight costs, we organized IWT Tesoro Transportation, Inc., a federally licensed freight carrier. By working with this subsidiary to supply a portion of our shipping needs, we hope to have more control over these costs.

Revenue Source

We generate all our revenue from the U.S. territory and currently have no sales outside the country. Within the United States, the majority of our revenue is derived from the southeastern quadrant of the country. On a per product basis, the sales of hard flooring and wall covering materials generate the largest share of revenue.

Customer Base and Distribution Channels

When IWT first began business in 1994, it started our distribution history focusing on the traditional small and mid-sized floor-covering dealers in the southeastern United States. Later, it expanded its distribution channels over larger regional distributors outside the southeastern United States, home center stores and floor-covering dealers that focus on the builders of new construction units. We maintain separate and coordinated sales forces for each channel of distribution. We sell different product series in each channel to avoid market saturation or channel conflict.

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

Merchandising

The market for ceramic tiles, once characterized by little or no brand recognition, is beginning to enter into branding agreements with well-known designer names such as Ralph Lauren and Laura Ashley. In May 2002, IWT introduced our proprietary brand Tesoro-The Collection®. Tesoro is a collection of porcelain tiles and decorative inserts, borders, and accents that are marketed throughout the United States. We have invested in specifically designed display racks that communicate the quality and value of our Tesoro brand that we believe assists our dealers in communicating product combinations to the consumer. We are continually updating these displays with new products. We have a fifteen-year manufacturer’s warranty program for Tesoro-The Collection® products that we believe elevate the quality position of our products.

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

Credit and Collection Procedures

•      We maintain strict criteria for credit approval:

•      Potential customers must complete our credit application;

•      Credit must be approved by our credit department; and

•      We may require a personal guaranty.

Once approved, typically our dealers receive 30-day terms. Our bulk truckload customers may be offered extended terms of payment. We generally provide a 15-day grace period and new orders are held and not shipped once an outstanding invoice is 60 days or older. We have purchased credit insurance for these extended term customers to offset some of the risk inherent in the extending of longer credit terms.

Additionally, to be an IWT customer, a business must, at a minimum:

•      Have a storefront designed to market tile

•      Sell to retail customers

•      Operate at least one forklift

•      Accept material in bulk

Marketing, Promotion and Sales

Marketing

We currently employ 1 full-time individual to develop our marketing and advertising material. Our public relations and marketing activities focus on supporting our customer’s sales efforts. We use trade magazines articles, specifically designed mailer programs and trade shows as our primary communication devices.

Sales

Our commission based sales force work with dealers to place the products in showrooms, educate the dealers regarding the quality and variety of product available to them and work with our internal customer service staff to facilitate delivery. IWT employs a twenty-three person full time sales force, most of who have been with us for five years after spending many years in various facets of the tile business. IFG also has an experienced sales force staffed by four full time sales people.

Competition

We compete in the flooring industry with both large national companies that supply both soft and hard materials and with smaller regional distributors that focus specifically on ceramic, porcelain and stone. Vertically integrated companies such as Shaw Industries and Mohawk, the two largest flooring providers, account for over 60% of the hard surface market in the U.S. While maintaining their dominant positions in the carpet market, both companies are moving aggressively into the hard flooring sector. Dal-tile, a subsidiary of Mohawk; manufactures, wholesales and retails tile on a national basis.

Regional competitors such as Master Tile, Florida Tile and Arizona Tile act as both wholesalers and retailers. In their markets, each supplies smaller dealers and distributors and also operates branded retail outlets. We currently only distribute at the wholesale level.

We believe that our competitive strengths include:

•      Focusing solely on the wholesale segment of the distribution process. We do not own or operate direct to consumer locations. We work exclusively through dealers and stocking distributors or buying groups who service the buying public. As a result, we do not compete with our customers. Our customers can buy specific materials from us to meet a consumer’s need, i.e. “cut orders” or can stock limited amounts of product for cash and carry business by purchasing larger quantities.

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

Government Regulations

The Federal Trade Commission regulates our wholesale operations. The Federal Motor Carriers Administration regulates Transport’s freight activities. International is an exempt company subject to Bermudian commercial law. We do not expect to import product into Bermuda and will therefore maintain our exempt status. Both federal and state authorities regulate the distribution and sale of imported products. We have obtained all required federal and state permits, licenses and bonds to operate our businesses. We make no assurances that our operations and profitability will not be subject to more restrictive regulations, oversight, or increased taxation by foreign, federal, state or local agencies.

We currently purchase our products from foreign manufacturers in U.S. dollars. Our fund transfers are relatively large. The Office of the Comptroller of the Currency (USOCC) monitors these activities. Should the Euro continue to strengthen against the US dollar, we could see an increase in our cost of product that we may not be able to pass on to our customers and therefore we could suffer a detrimental impact on our profitability. Our competitors rely as heavily on imported product as we do. Therefore, we do not see any change in the competitive landscape for ceramic tile because of the strength of the Euro.

Acquisitions and other Interests

Tesoro intends to expand its operating activities through internal geographical growth and through acquisition. We have had preliminary discussions with manufacturers, product aggregators and agencies in Spain, Italy and Brazil. In the United States, we plan to expand our geographical position by acquiring the assets of similar, but smaller, distributors. We cannot assure anyone, however, that any of these discussions will result in the intended acquisitions or that any acquisitions, if made, will generate the planned revenue or profits.

Intellectual Property

We incorporate our proprietary brand Tesoro® in connection with a collection of porcelain tiles and decorative inserts, borders, and accents. With respect to this brand, we rely on common law and Lanham act protection. In December 2004, we were granted federal trademark protection for our mark Tesoro The Collection®. We make no assurances that any trademark or other protections will be meaningful. We are not aware of any claims of infringement against us and we have not been involved in any related court proceedings.

We are also in preliminary discussions to create unique artwork and high-end tile designs for national distribution.

Employees

Tesoro and its subsidiaries currently employ 117 people, of which 113 are full-time and 4 are part-time, including 41 warehouse staff and 23 salespeople covering sales in the United States and Canada. None of its employees are members of any union. The remaining 49 employees include customer service, accounting and administrative positions. IWT believes that its relationships with its employees are good. Tesoro currently has three employees, Transport has one employee and IFG has five employees. Neither International nor The Tile Club currently has any employees.

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

ITEM 1A. RISK FACTORS

WE WILL LIKELY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR ACQUISITIONS AND GROWTH. IF WE CANNOT SECURE ADDITIONAL FUNDS, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS.

To raise additional capital, we may sell additional equity securities, accept debt financing, or obtain financing through a bank or other entity. There is no limit as to the amount of debt we may incur nor have we adopted any ratio of our equity to debt. If we need to obtain additional financing, it may not be available or it may not be available on terms acceptable to us. Likewise, an offering of our securities may not be successful. If additional funds are raised through issuing additional stock, the value of our outstanding stock may be significantly diluted.

Our future capital requirements will depend upon many factors, including the following:

•      The magnitude of the inventory we must carry to adequately support our customers;

•      The volume of sample material and product we must have in place with our customers to help merchandise our products;

•      The number of different product variations demanded by our customers;

•      Currency fluctuations, particularly with respect to the Euro Dollar against the U.S. Dollar and

•      The rate at which we expand our operations.

WE HAVE SUFFERED NET LOSSES FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 RESULTING IN A WORKING CAPITAL DEFICIT.

Our managements plan with regard to these matters includes the following:

•      Decrease projected operating costs including sales & marketing and administrative overhead;

•      Reduce product cost by opening regional warehouses;

•      Expand national home center customer base.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE, WHICH COULD RESULT IN A LOWER PRICE FOR OUR SECURITIES.

Our quarterly results may be affected by a variety of factors, some of which are beyond our control, including, for example, the following:

•      Introducing new products or pricing programs by our competitors;

•      Increased transportation costs;

•      Increases in selling and marketing expenses, as well as other operating expenses;

•      Adverse weather conditions;

•      Economic conditions specific to our industry.

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

OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN CERTAIN PROVISIONS THAT COULD HINDER A CHANGE IN OUR CORPORATE CONTROL.

Certain provisions of our articles and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable to our stockholders. Only our directors may call annual stockholder meetings and only our directors, officers or stockholders holding not less than a majority of all shares entitled to vote may call a special stockholder meeting. Likewise, our bylaws require notice procedures with regard to stockholder proposals and nominations of candidates for electing directors are required. Furthermore, vacancies on our Board, including newly created directorships, may be filled by a majority of our directors then in office and not by our stockholders.

WE MAY BE UNABLE TO OBTAIN PRODUCTS ON A TIMELY BASIS, WHICH COULD MATERIALLY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

We currently do not manufacture any of the products we distribute. Our business depends primarily upon a continuous supply of material from third party suppliers. We currently obtain our products from one domestic and 40 foreign manufacturers. While we believe this large group of suppliers insulates us from the effect of any one supplier, international supply relationships are sensitive to geo-political situations beyond our control. In particular, we depend on suppliers in Italy and Spain and any disruption in this supply chain could put us in a difficult position. In addition, any extended interruption in product supply would disrupt our operations, which could adversely affect our business, financial condition and operating results.

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

ADVERSE WEATHER CONDITIONS, SUCH AS RECENT HURRICANES IN THE SOUTHEAST, COULD ADVERSELY AFFECT OUR SALES, AS WELL AS OUR ABILITY TO PROVIDE CUSTOMERS WITH PRODUCT ON A TIMELY BASIS.

The Southeastern part of the United States, sustained major damage during the 2005 and 2004 hurricane seasons. While our warehouse facilities were not damaged, a number of dealers to whom we sell product have been and were unable to do business for several weeks. Likewise, with the threat of any hurricane, we need to take precautions, which often require employees to leave the premises in order to secure their own properties. Additionally, we have not always received product on a timely basis because of the inclement conditions. Moreover, new construction is affected both pre- and post- hurricane because contractors are needed to aid those who could be or have been negatively impacted. As a result, our sales following the recent hurricane seasons were adversely affected. Additionally, major international catastrophes such as the tsunami and recent earthquakes could adversely affect our business in a number of ways, all of which are beyond our control and cannot be anticipated.

IF THE CONFLICT IN THE MIDDLE EAST ESCALATES, WE MAY HAVE DIFFICULTY OBTAINING PRODUCTS FROM CERTAIN FOREIGN MANUFACTURERS.

To date, we have not been adversely affected in any material way by conflicts in the Middle East. We have not had problems obtaining product from Turkey, although minor problems with product from Dubai have occurred. However, we purchase only limited product from Dubai manufacturers and can obtain substitute products, if necessary. Protest strikes in the European Union countries such as Spain and Italy may slightly delay shipping of products, but to date, these delays have been minor.

WE MAY BE UNABLE TO PASS ON TO OUR CUSTOMERS INCREASES IN TRANSPORTATION COSTS, WHICH COULD HAVE A MATERIAL EFFECT ON OUR PROFITABILITY.

Significant increases in transportation costs could adversely affect our operating margins and our business, financial condition and operating results. Although we generally attempt to pass on increases in the costs to our customers, our ability to do so, to a large extent, depends on the rate and magnitude of any increase, as well as competitive pressures and market conditions for our products. There have been, in the past and may be in the future, periods of time during which increases in this cost cannot be recovered. During these periods, our profitability could be adversely affected. Likewise, the outbound transportation costs differ depending on how far our products are to be shipped, which may not always be passed on to our customers.

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

•      further develop our operating, administrative, financial and accounting systems, and

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

WE DEPEND ON OUTSIDE DISTRIBUTORS FOR PRODUCT SALES.

We sell our products primarily through a network of dealers and dealer distributors. Our dealers and dealer distributors do not have a minimum sales requirement and are independent contractors. If we do not competitively price our products, or if the quality of the products is substandard, our dealers and dealer distributors may fail to market aggressively our products for us. If our dealers or dealer distributors do not successfully sell our products, then our revenue and profits may decline.

IF WE ARE UNABLE TO RETAIN OUR MANAGEMENT TEAM, OUR BUSINESS OPERATIONS AND OUR GROWTH OBJECTIVES MAY BE ADVERSELY AFFECTED.

Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Henry J. Boucher, Jr., our Chief Executive Officer, Forrest Jordan, our Chief Financial Officer and Senior Vice President, and Paul F. Boucher and Grey Perna who are Senior Vice Presidents, as well as other of our management members. While we do have written employment agreements with each of these individuals, we currently do not have employment agreements with all our employees. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and operating results. We may not be able to maintain and achieve our growth objectives should we lose any or all of these individuals’ services.

FUTURE EXCHANGE RATE FLUCTUATIONS OR INFLATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

We import most of the product we sell from countries whose currency is the Euro Dollar. We currently write purchase contracts and pay for materials in U. S. dollars. However, the manufacturing facilities pay all their expenses in their country’s currency. This means that we realize a benefit when a country’s currency devalues against the U.S. dollar, although that country’s inflation rate or internal expenses may offset this benefit. Any future increases in a country’s inflation rate, which are not offset by devaluation of their currency, may negatively affect our operating results. To the extent that a foreign country’s currency appreciates against the U.S. dollar, there could be a material adverse effect on our business, financial condition and operating results.

INDUSTRY RISKS

THE FLOOR AND WALL COVERING INDUSTRY IS CYCLICAL AND PROLONGED DECLINES IN RESIDENTIAL OR COMMERCIAL CONSTRUCTION ACTIVITY COULD ADVERSELY AFFECT OUR BUSINESS.

Our industry depends on residential and commercial construction activity, including both new construction, as well as remodeling. New construction activity and remodeling to a lesser degree, is cyclical in nature and a prolonged decline in residential or commercial construction activity could have a material adverse effect on our business, financial condition and operating results. Construction activity affected significantly by numerous factors, all of which are beyond our control, including, among others,

•      national and local economic conditions;

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

INVESTMENT RISKS

WE HAVE SIGNIFICANT OUTSTANDING INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS.

In order to finance our operations we have incurred indebtedness.  Substantially all of our assets secure our credit facility with our commercial lender (in first priority position) and our credit facility with Laurus (in second priority position). The line with our commercial lender matures September 10, 2006 and contains certain covenants requiring the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio. In addition to certain limited financial covenants with our primary lender, both of our credit facilities restrict our ability to incur additional indebtedness or to pledge our assets. At December 31, 2005 the Company was not in compliance with our commercial lender on these covenant ratio requirements. The lender has granted the Company a waiver of these covenants for this report period.  We make no assurances that we will be able to comply with the terms of our commercial lender in the future.

On August, 25. 2005, Tesoro issued a $5.0 million convertible securted note to Laurus Master Fund, Ltd, which matures, on August 25, 2008 and is convertible into common stock of the Company at an initial conversion rate of $2.74 per share. In connection with this convertible note, Tesoro issued Laurus a five-year warrant to purchase 511,883 shares of the Company’s common stock at an exercise price of $3.15 per share and an option to purchase 1,170,110 shares of the Company’s common stock at an exercise price of $0.001 per share.

On February 10th, 2006, Tesoro issued an additional $2.0 million secured convertible term note to Laurus.  This note, which matures on February 10th, 2009, is convertible into common stock at $2.17 per share.  As a part of the financing arrangement the Company issued the Purchaser a three-year warrant to purchase up to 460,829 shares of the Company’s Common Stock at $2.39 per share and issued 221,198 shares of Tesoro common stock to Laurus at closing. Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 2.0%, payable monthly, commencing on March 1st, 2006. Amortizing payments of $66,666 plus accrued interest commence on August 1, 2006, payable on the first business day of each succeeding month through and including the Maturity Date.

On May 3rd, 2006, Tesoro issued $2.0 million secured term note with Laurus Master Fund, LTD which matures on May 3rd, 2007. As a part of the financing arrangement, the Company issued Laurus a ten-year warrant to purchase up to 333,333 shares of the Company’s Common Stock at $.001 per share. Interest accrues on the principal balance of the note at an annual interest rate equal to 15.0% per annum, payable monthly, commencing on June 1st, 2006.

Our business is subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments. Our ability to satisfy outstanding debt obligations from cash flow will be dependent upon our future performance and will be subject to financial, business and other factors, many of which will be beyond our control. In the event that we do not have sufficient cash resources to satisfy our repayment obligations, we would be in default, which would have a material adverse effect on our business. To the extent that we are required to use cash resources to satisfy interest payments to the holders of outstanding debt obligations, we will have fewer resources available for other purposes. There is no assurance that we will not increase our leverage in the future, whether as a result of operational or financial performance, acquisition or otherwise.

IN THE FUTURE WE MAY ISSUE MORE SHARES OF OUR SECURITIES, AND ESPECIALLY INCLUDING OUR COMMON STOCK. THIS WOULD REDUCE INVESTORS PERCENTAGE OF OWNERSHIP AND MAY REDUCE OUR SHARE VALUE.

Our Articles of Incorporation authorizes our issuing up to 100 million shares of common stock and 25 million shares of preferred stock. If we issue all or part of our remaining authorized common stock or preferred stock, depending on its terms, the percentage of common stock held by existing stockholders would be diluted. Issuing common or preferred stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on the value of our shares.

SHOULD OUR SECURITIES TRADE ONLY ON THE OTCBB, OUR COMMON STOCK’S LIQUIDITY MAY BE SEVERELY LIMITED.

Securities trading on the Over-The-Counter Bulletin Board like ours ordinarily have much lower trading volume than on the NASDAQ SmallCap. Very few market makers take interest in shares traded over-the-counter; and, accordingly, the markets for such shares are less orderly than is usual for NASDAQ or the American Stock Exchange (AMEX) traded securities. As a result of the low trading volumes ordinarily obtained in over-the-counter markets, sales of our securities in any significant amount can generally not be absorbed without a dramatic reduction in price. Moreover, thinly traded shares in the over-the-counter markets are more susceptible to trading manipulations than is ordinarily the case for more actively traded shares. As of the date of this prospectus our common stock has traded on a very limited and sporadic basis.

The trading price of our securities may be highly volatile and could be subject to wide fluctuations in response to factors such as the active float of our securities could be small, meaning that relatively small trades of our securities could materially effect the share price and other general economic or stock market conditions, many of which are beyond our control.

The stock market in general, and the market for shares in tile and ceramic floor covering companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. We make no assurance that these trading prices and price earnings predictions will be sustained.

In addition, a substantial portion of our future expenses, including most product design and selling and marketing expenses must be incurred in advance of revenue generation. If our actual revenue does not meet our expectations, then our operating profit, if any, may fall short of our expectations, or our operating loss may be greater than our expectations. We may need to change our pricing strategy and any adverse changes may affect our quarterly results. Any one or more of these factors could affect our business, financial condition and operating results, and this makes the prediction of operating results on a quarterly basis unreliable. As a result, period-to-period comparisons of our historical operating results may not be meaningful and you should not rely on them as an indication of our future performance. This could adversely affect the price of our securities.

NONE OF OUR SECURITIES QUALIFIES FOR LISTING ON THE NASDAQ SMALLCAP MARKET. OUR SECURITIES MAY CONTINUE ONLY TO TRADE ON THE OVER-THE-COUNTER BULLETIN BOARD AND WE MAY NEVER ATTAIN THE REQUIREMENTS FOR LISTING ON NASDAQ.

Under the current rules relating to the listing of shares on the NASDAQ SmallCap Market, we must have:

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

•      At least 300 stockholders who own at least 100 shares each, among other requirements.

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

Until we meet all the listing requirements, any trading of our securities conducted on the over-the-counter market on an electronic bulletin board established for securities that do not meet the listing requirements of NASDAQ, commonly referred to as the “pink sheets.” As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our shares.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, removal from the OTC Bulletin Board is possible. As a result, adversely affecting the market liquidity for our securities by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

“PENNY STOCK” REGULATIONS MAY IMPOSE RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

The Securities and Exchange Commission has adopted regulations, which generally define “penny stock” to be any equity security that is not traded on a national securities exchange or NASDAQ and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our securities are currently included on the OTC Bulletin Board and are trading at less than $5.00 per share at any time, our stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include investors that have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or together with the investor’s spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the securities and must receive the purchaser’s written consent to the transaction prior to the purchase.

Additionally, for any transaction involving penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect your ability to sell your shares.

Additional Information

Tesoro makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after they are filed or furnished to the Securities and Exchange Commission. Such reports are available on the Company’s Web site (http://www.iwttesoro.com) or obtained by contacting Investors Relations group at 1.203.221.2770 or at IWT Tesoro Corporation, 191 Post Road West, Suite 10, Westport, Connecticut 06880. Information contained on our web site is not part of this annual report.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.  Not applicable.

ITEM 2.        PROPERTIES

Executive Office Space – Connecticut

Tesoro currently subleases office space in Westport, Connecticut. We pay a monthly base services fee of $2,400 per month and automatically renewed every six months. Tesoro anticipates that it will be securing a more permanent space in the foreseeable future.

Warehouse and Office Space – Florida

In December 2004, IWT signed an agreement to realign its distribution center facility on April 1, 2005. This agreement consolidated under one 15-year operating lease all 310,000 square feet of our Palm City, FL warehouse facilities. Amongst the consolidation was approximately 80,000 square feet of warehouse space in multiple small warehouses. We expanded our warehouse capacity by 70,000 square feet to accommodate expected growth and integrate into two adjacent warehouses. Of the total 310,000 square feet, 10,000 square feet (on two floors) is for office space.

Warehouse Space - Texas

Effective December 1, 2004, IWT entered into an agreement to lease warehouse space in Dallas, Texas.  Over the next 18 months, IWT will use 56,000 square feet and will subsequently take over an additional 64,000 square feet, for a total of approximately 120,000 square feet.  The lease is for 64 months. The average monthly lease amount is approximately $40,000, based on the life of the lease and includes, in addition to the lease space, common area charges, taxes, insurance and management fees. The new warehouse space is our first warehouse facility outside Florida.  IWT expects that it will support its current customers and sales force in Texas and in the Southwest.  This new location is also part of IWT’s strategic plan to increase its sales and customer service throughout the Sunbelt (southern and southwestern United States).

Contract Warehouse Space - California

Effective July 1, 2005 IWT and IFG entered into separate agreements with WSI, a warehouse management company in Pomona, California. The contract provides for flexible storage space based on demand and handling charges.

Office and Show Room Space - California

Effective November 1, 2005 IFG entered into a three-year lease for approximately 4,000 square feet. IFG will use this space for general office space and show room facilities. The cost of these facilities is approximately $11,000 per month.

Tesoro’s operating lease costs

Total estimated costs of our long-term operating leases as of December 31, 2005, are as follows:

2006	$2,144,000
2007	2,263,000
2008	2,230,000
2009	2,131,000
2010	1,833,000
Thereafter (remaining portion of a 15 year lease)	15,249,000
Total payments	$25,850,000

ITEM 3.        LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of 2005.

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

	High Bid	Low Bid
2003
December 17— December 31	$6.50	$6.00
2004
First Quarter	$6.25	$5.00
Second Quarter	$5.25	$4.00
Third Quarter	$4.25	$2.25
Fourth Quarter	$3.75	$2.48
2005
First Quarter	$2.55	$1.60
Second Quarter	$2.95	$1.60
Third Quarter	$3.15	$2.60
Fourth Quarter	$2.70	$2.10
2006
First Quarter	$2.70	$1.20
April 1– May 17	$1.20	$1.20

The Securities and Exchange Commission has adopted Rule 15g-9 that establishes the definition of a “penny stock”, for purposes relevant to Tesoro, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require

(i)            that a broker or dealer approve a person’s account for transactions in penny stocks, and

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

(b)          Our Stockholders

At April 21, 2006, 11,926,900 shares of common stock were outstanding by approximately 278 stockholders of record.

(c)           Our Dividend Policy

We have never paid, and do not expect to pay, any cash dividends on our common stock in the coming year.

(d)           Securities Authorized to be Issued upon our Equity Compensation Plans

- Equity Compensation Plan Information –

	(a) Number of Securities to be issued upon Exercise of Outstanding options, warrants and rights		(b) Weighted-average Exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))

Equity compensation plans approved by stockholders	567,749		$3.21	3,432,251

Equity compensation plans not approved by stockholders	0		0	0

Total	567,749	(2)	$3.21	3,432,251

(1)          Tesoro’s Stock Incentive Plan includes the right to grant options and to issue restricted stock and the Plan was approved by Tesoro’s then sole stockholder in December 2001. This number reflects 51,100 registered shares issued pursuant to the Plan through December 31, 2005. In January 2004, all the shares underlying the Plan were registered pursuant to a registration statement on Form S-8 and those shares already issued were registered for resale, all pursuant to a registration statement on Form S-8.

(2)          Of the 567,749 options granted, 409,883 are vested.

ITEM 6.        SELECTED FINANCIAL DATA

The following table sets forth the selected financial data of the Company for the periods indicated which information is derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidate financial statements and notes thereto included elsewhere herein.

	2005	2004	2003	2002 (1)(2)	2001 (2)
Statement of earnings data:

Net sales	55,589,223	44,680,619	32,604,546	25,387,708	19,626,819
Cost of sales	34,295,418	27,790,173	19,814,514	15,268,535	12,629,138
Gross profit	21,293,805	16,890,446	12,790,032	10,119,173	6,997,681
Operating expenses	22,696,358	17,426,918	13,562,593	8,694,101	5,760,552
Operating Income (loss)	(1,402,553)	(536,472)	(772,561)	1,425,072	1,237,129

Interest expense	(2,090,765)	(627,439)	(480,139)	(328,920)	(424,527)
Other (income) expense, net	(804,457)	(45,485)	(15,421)	(15,788)	9,789

Income (loss) before income taxes	(4,297,775)	(1,209,396)	(1,268,121)	1,080,364	822,391

Income tax benefit (expense)	(45,682)	—	(597,196)	597,174	—

Net income (loss)	$(4,343,457)	$(1,209,396)	$(1,865,317)	$1,677,538	$822,391

Earnings (loss) per share
Basic and Diluted	$(0.37)	$(0.10)	$(0.17)	$0.15	$0.09

Weighted average common shares outstanding
Basic and diluted	11,699,425	11,679,028	11,197,655	10,845,775	9,000,000

Balance sheet data

Total assets	$46,962,569	$33,107,481	$21,702,266	$11,062,676	$8,163,779
Working capital	(625,079)	14,203,837	9,581,191	2,901,965	3,220,341
Long term obligations	6,686,031	16,520,165	10,129,745	5,486,800	4,640,004
Stockholder’s equity	(8,377,899)	(4,034,442)	(2,825,046)	(1,351,944)	(735,389)

(1)           During the first nine months of 2002, IWT was taxed as an “S” corporation. Accordingly, no provision or liability for Federal income taxes is reflected. Instead, the stockholders were liable for individual Federal income taxes on their respective share of IWT’s taxable income.

(2)           Tesoro acquired International Wholesale Tile on October 1, 2002. Financial statements for the years ended December 31, 2002 and 2001 represent pro-forma audited statements.

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

Effective October 1, 2002, we acquired International Wholesale Tile, Inc. (IWT) through a share exchange and IWT became our wholly owned subsidiary. We issued nine million shares of our common stock in exchange for all of the IWT shares. Tesoro has four additional wholly owned subsidiaries. The first is IWT Tesoro International, Ltd., created to own and manage assets relating to any of our potential future overseas activities. The second is IWT Transport, Inc., organized to handle our domestic freight operations. We organized The Tile Club, Inc. (TTC) in 2004 to acquire licensing, manufacturing and distribution rights for high-end designer and artistic based decorative tiles, and to act as a domestic agent for foreign manufactures with whom we have exclusive distribution rights in the United States and Canada. The most recent subsidiary is the Import Flooring Group, Inc. (IFG), which we organized in July 2005. IFG distributes product directly from the factory to full line flooring distributors under a membership agreement.

Company Overview

We are a value added distributor of imported floor and wall covering materials including decorative wall tiles. Our warehousing and distribution centers contain over 480,000 square feet of storage space and over twenty-five million square feet of product ready for immediate shipment to our customers Our total warehouse capacity in Palm City, FL is approximately 310,000 square feet. The Dallas, TX facility contains approximately 120,000 square feet. We also have an outsourced warehouse management contract for 40,000 square feet in Pomona, CA.

Management believes that the critical success factors to our business are its ability to:

•      Maintain relationships with and serve a growing base of independent dealers, distributors and wholesalers by providing adequate stocks on in demand product at reasonable and competitive prices;

•      Stay ahead of the trends in color, texture and format that drive demand for our fashion based products; and

•      Make the correct investments in product inventories, relationships with suppliers and logistics and support services to ensure our continuing capability to meet our customers’ expectations.

Our primary source of revenue is the sale of hard and soft flooring and wall covering materials and our primary costs relate to the acquisition, warehousing and delivery of those products. While we make sales throughout the United States, the majority of our current sales are in the southeastern quadrant of the country. Our primary sources of working capital are an asset based $ 25.0 million (US) revolving line of credit from a large US commercial bank, an asset based $5.0 million convertible subordinate revolving note from a large institutional investor, our suppliers who extend us payment terms and our stockholders’ equity.

On December 17, 2003, we began trading our stock on the OTC Bulletin Board under the symbol IWTT. During 2006, we expect to raise additional equity through both the public and private equity and debt markets. We will use any new capital raised to strengthen our balance sheet, make acquisitions and to provide capital for continued growth.

Results of Operations

We are a wholesale distributor of floor and wall covering in a growing market. We continue to enter new markets and to add new products. As a result we anticipate being able to grow faster than the market as a whole for the next several years. Currently, the ceramic floor and wall tile industry in the United States is $2.86 billion and growing at a seven to ten percent rate. We estimate that our share of this market is approximately 1.6%.

The following discussions and analyses should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K.

Results of Operations for the Years ended December 31, 2005, 2004 and 2003

The Company has sustained a strong growth rate over the last several years while maintaining targeted gross margin rates. However, the Company has suffered net losses and currently has a working capital deficit. Management has implemented a plan to reduce projected operating cost by approximately $3.6 million. The reductions include sales & marketing and administrative overhead. In February 2006, International Wholesale Tile, Inc. implemented a 3.5% price increase and began selling products to two additional national home center companies. Also in February 2006, International Wholesale Tile, Inc. opened a small regional warehouse to support the Midwest customer base.

	For the Years Ended December 31,
	2005		2004		2003
Revenues	$55,589,223	100.0%	$44,680,619	100.0%	$32,604,546	100.0%
Cost of goods sold	34,295,418	61.7	27,790,173	62.2	19,814,514	60.8
Gross profit	21,293,805	38.3	16,890,446	37.8	12,790,032	39.2
Operating expenses	22,696,358	40.8	17,426,918	39.0	13,562,593	41.6
Loss from operations	(1,402,553)	-2.5	(536,472)	-1.2	(772,561)	-2.4
Interest expense	(2,090,765)	-3.8	(627,439)	-1.4	(480,139)	-1.5
Other income (expense)	(804,457)	-1.4	(45,485)	-0.1	(15,421)	0.0
Loss before income tax	(4,297,775)	-7.7	(1,209,396)	-2.7	(1,268,121)	-3.9
Income tax expense	(45,682)	-0.1	—	0.0	(597,196)	-1.8
Net loss	$(4,343,457)	-7.8	$(1,209,396)	-2.7	$(670,925)	-2.1

Year Ended December 31, 2005, as  compared to December 31, 2004

Net sales for the year ended December 31, 2005 were $55,589,200, reflecting an increase of $10,908,600, or approximately 24.4% over the $44,680,600 reported for the year ended December 31, 2004. This growth follows a 37.0% increase for the year ended December 31, 2004 from the year ended December 31, 2003. The Company suffered from a general slow down in the building and remodeling activity in the southern and gulf coast regions of the United States during the forth quarter of 2005. Tesoro expects to be able to regain and maintain its strong growth rate for the foreseeable future.

Gross profit was $21,293,800 (38.3% of net sales) for 2005 and $16,890,400 (37.8% of net sales) for 2004. We believe we have been able to maintain a consistent mix of product and price points while implementing focused price increases. This has resulted in an increase in our gross margin for the year ending December 31, 2005 from the year ending December 31, 2004. Our gross margin is a function of the mix of our products sold and our ability to purchase materials from our suppliers in volumes that produce lower costs. Our historical mix has provided us with a gross margin of between 38% and 40%. However, we expect in the future that our larger volume wholesaler businesses will operate at a somewhat lower gross margin. We also anticipate that the operating costs relating to the larger volume customers to be lower due to the reduced handling costs. We expect that we will be able to maintain this margin range as we grow. However, circumstances beyond our control such as the increase in import costs and the competitive pricing environment in which we operate could adversely affect our ability to maintain our gross margin.

Our average selling price per square foot of floor and wall covering in 2005 was $1.32, an increase of $.17 from $1.15 in 2004. This increase was primarily due to a general price increase implemented in the first quarter of 2005 and from improving our mix of products sold.

Quarterly net sales and the percentage changes in net sales by quarter for 2005 versus 2004 were as follows:

	2005	2004	Change
First quarter	$13,587,048	$9,510,972	42.9%
Second quarter	14,317,461	11,572,793	23.7%
Third quarter	13,972,654	10,968,033	27.4%
Fourth quarter	13,712,060	12,628,821	8.6%
Total Year	$55,589,223	$44,680,619	24.4%

The hurricanes that made landfall over the entire gulf coast in the September of 2005 significantly affected our sales growth. The devastation caused by Hurricane Katrina and other storms had a much longer impact on the building industry than the same storm season of 2004. The building industry rebounded much faster in 2004 than it did in 2005. Tesoro’s forth quarter sales were approximately $13,712,100 for the quarter ended December 31, 2005 or 8.6% over the sales of $12,628,800 for the same period ending December 31, 2004. By contrast, the rebound of builder market, to repair the damage caused by the severe weather in the fall of 2004, was more rapid. Sales in the forth quarter of 2004 were 49.3% higher than the sale of $8,457,500 for the quarter ended December 31, 2003.

Operating expenses for 2005 were approximately $22,696,400, (40.8% of net sales) compared to $17,426,900 (39.0% of net sales). The approximate two percent increase is attributable to the unexpected fall off in sales growth in the fourth quarter. We were not able to implement an expense reduction program commensurate with the rapid loss in sales. The Company believes that the building, and, specifically the repair, sector, will recover sufficiently to allow us to regain our growth path. However, we have proposed plans to adjust costs if the recovery takes longer than expected. The start-up costs of IFG also added to the increase in the expense to sales ratio for 2005.

We attribute the increases in warehouse and distribution costs to the additional warehouse facilities we believe is required to support future sales in Texas and California. Sales and marketing costs increased as a percentage of sales in 2005 over 2004. Expanding into new territories and establishing new customers required startup sample packs and display materials. The decrease in the percentage of general and administrative cost to sales in 2005 reflects the economies of scale we have reached.

	For the Years Ended December 31,
	2005		2004		Change
Warehouse and distribution	8,175,607	14.7%	5,489,263	12.3%	2,686,344	48.9%

Sales and marketing	7,534,823	13.6%	5,829,982	13.0%	1,704,841	29.2%

General and adminsitrative	6,985,928	12.6%	6,107,673	13.7%	878,255	14.4%

	$22,696,358	40.8%	$17,426,918	39.0%	$5,269,440

The loss from operations for 2005 was approximately $1,402,600 (-2.5% of net sales) compared to the loss from operations for 2004 of $536,500 (-1.2% of net sales). The percentage increase in the loss from operations was attributable to the start up costs incurred by IFG and the unexpected decline in IWT sales in the fourth quarter of 2005. Because of the net operating loss and the continued growth rate, the Company currently has a working capital deficit. Management has implemented a plan to reduce projected operating costs by approximately $3.6 million. The reductions include sales & marketing and administrative overhead. In February 2006, International Wholesale Tile, Inc. implemented a 3.5% price increase and began selling products to two additional national home center companies.

Interest expense for 2005 was approximately $2,090,800 compared to $627,400 in 2004. The increase in interest expense was attributable to our continuing use of debt to finance our growth, expansion plans and the general increase in interest rates. In August of 2005, we issued a $5,000,000 subordinate convertible note to an institutional investor at a higher rate (1%) than our commercial revolving credit line. The Company issued a warrant and option to purchase shares of the Company’s common stock, as more fully described in Note 6 to the consolidated financial statement. Amortization of discounts for the warrant and option were charged to interest expense totaling $555,552 during the year ended December 31, 2005. The issuance of this note resulted in the recording of a derivative liability as further described in Note 6 to the consolidated financial statement. The excess of the fair value of the derivative liabilities over the principal amount of the notes of $860,486 was recorded as an expense in the period of issuance and the remaining fair value of $5,000,000 was recorded as a discount to the convertible debt to be amortized into expense over the three-year terms of the notes.

Changes in Financial Position

The current assets for 2005 are approximately $43.8 million compared to $30.6 million in 2004. The increase is primarily attributable to an increase in the accounts receivable, which increased from approximately $7.9 million at the beginning of 2005 to $9.9 million at December 31, 2005 and inventories, which increased from approximately $21.6 million at the beginning of 2005 to $32.2 million at December 31, 2005. The increases were primarily attributable to our expansion efforts into new territories and opening two new warehouse facilities.

Current liabilities for 2005 are approximately $44.4 million compared to $16.4 million in 2004. The increase is primarily attributable to an increase in the accounts payable, which increased from approximately $15.3 million at the beginning of 2005 to $20.2 million at December 31, 2005 and the revolving line of credits reclassification from long term debt to short term debt and the increase from approximately $15.9 million at the beginning of 2005 to $22.6 million at December 31, 2005. The reclassification is attributable to the maturity date of September 10th, 2006, as more fully described in Note 5 of the consolidated financial statements.

Long term liabilities for 2005 are approximately $6.7 million compared to $16.5 million in 2004. The decrease is primarily attributable to the revolving line of credits reclassification from long term debt to short term debt and the increase from approximately $15.9 million at the beginning of 2005 to $22.6 million at December 31, 2005. The reclassification is attributable to the maturity date of September 10th, 2006, as more fully described in Note 5 of the consolidated financial statements. The change in long term liabilities is also attributable to the new convertible debt, warrant and options and associated embedded derivative liability, as more fully described in Note 6 of the consolidated financial statements.

Year Ended December 31, 2004, as  compared to December 31, 2003

Net sales for the year ended December 31, 2004 were approximately $44,680,600, reflecting an increase of $12,076,100, or approximately 37.0%, over the $32,604,500 reported for the year ended December 31, 2003. This growth follows a 28.4% increase for the year ended December 31, 2003 from the year ended December 31, 2002. The Company expects to be able to maintain its strong growth rate for the foreseeable future.

In 2004, we continued to expand our wholesale customer base business. We anticipated that sales to this wholesaler business would operate at a somewhat lower gross margin resulting in a decrease in our gross margin to 37.8% for the year ending December 31, 2004 from 39.2% for the year ending December 31, 2003. The initial products related to the dealer business were at a lower price point and gross margin; however the margin for these sales increased slightly, as existing markets mature and new products are introduced.

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

The average selling price per square foot in 2004 was $1.15, down $.04 from $1.19 in 2003. This decrease was primarily due to volume variance in our mix of products.

Quarterly net sales and the percentage changes by quarter for 2004 versus 2003 were as follows:

	2004	2003	Change
First quarter	$9,510,972	$6,713,810	41.7%
Second quarter	11,572,793	8,477,575	36.5%
Third quarter	10,968,033	8,955,693	22.5%
Fourth quarter	12,628,821	8,457,468	49.3%
Total Year	$44,680,619	$32,604,546	37.0%

Sales growth in the third quarter of 2004 was impacted by several hurricanes that made landfall over the entire state of Florida, impacting dealer and builder sales markets. During the fourth quarter of 2004, our sales returned to expected levels.

Gross profit was approximately $16,890,400 (37.8% of net sales) for 2004 and $12,790,000 (39.2% of net sales) for 2003. The reduction in percentage was primarily attributable to the increase in transportation and import costs.

Operating expenses for 2004 were approximately $17,426,900, (39.0% of net sales) compared to $13,562,600 (41.6% of net sales). Our ability to decrease its current percentage rate of operating expenses was due to ongoing efforts to increase efficiency while expanding into new markets and new product lines. The increases in warehouse costs are attributable to the additional warehouse facilities required to support the increase in sales. The increase in distribution and sales costs directly related to the increase in sales. The increases in marketing costs related to our effort to expand into three new distribution channels.

	For the Years Ended December 31,
	2004		2003		Change

Warehouse and distribution	5,489,263	12.3%	3,807,845	11.7%	1,681,418	44.2%

Sales and marketing	5,829,982	13.0%	4,311,558	13.2%	1,518,424	35.2%

General and adminsitrative	6,107,673	13.7%	5,443,190	16.7%	664,483	12.2%

	$17,426,918	39.0%	$13,562,593	41.6%	$3,864,325

The operating loss for 2004 was approximately $536,500 (-1.2% of net sales) compared to the operating loss for 2003 of $772,561 (-2.4% of net sales). The percentage decrease in operating losses was attributable to the Company’s ability to increase efficiency while expanding info three new distribution channels..

Interest expense for 2004 was approximately $627,400 compared to $480,100 in 2003. The increase in interest expense was attributable to the Company’s expansion efforts and increasing interest rates.

Liquidity and Capital Resources

We had cash balances of approximately $552,000 at December 31,2005 and $507,700 at December 31, 2004. We have financed our growth with new equity capital and increased borrowings from our commercial lender and other debt financing entities.

The cash outflows used in operations for 2005 were approximately $10.2 million compared to $6.6 million in 2004. The increased outflow was primarily attributable to an increase in accounts receivable, which increased from approximately $7.9 million at the beginning of 2005 to $9.9 million at December 31, 2005 and inventories, which increased from approximately $21.6 million at the beginning of 2004 to $32.2 million at December 31, 2005. The increases were primarily attributable to our expansion efforts into new territories and opening two new warehouse facilities.

Net cash used in investing activities in 2005 was approximately $611,000 compared to $631,000 in 2004. Capital expenditures were incurred primarily to purchase warehouse equipment and enhance our information technology capabilities.

Net cash provided by financing activities in 2005 was approximately $10.8 million compared to $6.9 million in 2004. The increase is primarily attributable to the increased outstanding balance on our revolving line of credit and the proceeds from the issuance of convertible debt, warrants and options of $5.0 million. The cash provided by these financing activities was used to fund our expansion efforts.

During 2005, we issued a $5,000,000 convertible subordinated revolving note to an institutional investor as more fully described in Note 6 to the consolidated financial statements. The note is subordinate to a revolving credit line with our commercial lender. The combination of these two revolving credit facilities provides us with up to $30 million of working capital. We expect that these credit lines will be sufficient to support our normal growth in accounts receivable and inventory through 2006. However, our growth through geographical expansion and acquisition is expected to continue to require us to seek additional outside capital to supplement earnings and to strengthen our balance sheet. We expect to raise additional equity through both the public and private debt and equity markets during 2006. However, we cannot assure anyone that we will be able to obtain outside capital, or if we do, that it will be on terms beneficial to us.

The balance due at December 31, 2005 to our commercial lender for the use of the revolving line of credit was approximately $21.5 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, limit our unfunded capital expenditures, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio. At December 31, 2005 the Company was not in compliance with these covenant ratio requirements. On March 29th, 2006 the Company obtained a waiver of these covenants from our commercial lender. We believe that our relationship with our commercial lender is good and that they will continue to support the Company.

Contractual Obligations

For the year ended 2005, our long-term debt obligations consisted of notes payable, capital leases and a line of credit. The future payment requirements for these obligations are as follows:

	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt	27,733,302	$22,655,145	$30,887	$5,022,171	$19,765	$5,333	$—
Capital leases	196,337	82,423	65,055	32,509	16,350
Operating leases	25,850,000	2,144,000	2,263,000	2,230,000	2,131,000	1,833,000	15,249,000
Purchase commitments	1,872,000	1,872,000	—	—	—	—	—
Total	$55,651,639	$26,753,568	$2,358,942	$7,284,680	$2,167,115	$1,838,333	$15,249,000

The capital leases relate to equipment leases. The long-term debt includes an existing loan and security agreement for a line of credit with our commercial lender a secured revolving convertible note. The line matures on September 10, 2006 at which time the Company plans to renew the debt. However, we cannot assure anyone that we will be able to renew the line of credit, or if we do, that it will be on terms beneficial to us. The secured revolving convertible note in the aggregate amount of $5,000,000 matures on August 25, 2008. The Company entered into an agreement to purchase tile from a vendor, who is also a stockholder of the Company. The agreement is for a term of 18 months expiring in March 2006.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions, which impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances and historical experience. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

The Company’s significant accounting policies described in Note 1 to the consolidated financial statements included elsewhere in this report. Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting policies are defined as those that are both most important to the portrayal of a Company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company believes the following accounting policies require it to use judgments and estimates in preparing its consolidated financial statements and could represent critical accounting policies.

•      Accounts receivable and revenues, recognized when shipped and legal title passes to the customer. The Company provides an allowance for expected doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•      Inventories, stated at the average landed cost, which matches current costs with current revenues. Inventories on hand are compared against anticipated future usage, which is a function of historical usage and anticipated future selling price, in order to evaluate obsolescence, excessive quantities, and expected sales below cost. Actual results could differ from assumptions used to value obsolete, excessive inventory or inventory sold below cost.

•      Deferred tax assets and liabilities, recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in earnings (loss) in the period that includes the enactment date. Additionally, taxing jurisdictions could retroactively disagree with the Company’s tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” an   amendment to Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  Additionally this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004)(“SFAS No. 123R”), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair value method on the date of grant and expensed based on that fair value generally over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash inflow rather than as a reduction of taxes paid. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and, accordingly, provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after June 15, 2005 The Company’s approximate compensation expense for the year ended December 31, 2006 is $39,000. The financial impact of any stock options granted in the future will be determined using the Black-Scholes option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement 143, Accounting for Asset Retirement Obligations (FASB 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB 143 and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainly exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 for the fiscal year ended December 31, 2005, which did not have a material impact on its financial statements.

On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. As of December 31, 2005, we did not have any changes in accounting principles and, accordingly, SFAS 154 had no impact on our financial statements.

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

ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial exposures managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of the exchange rate and lending markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. A summary of our market risk exposures is presented below.

Interest Rate Risk

We have a revolving line of credit agreement with interest rates that are a certain percentage over Prime or Libor therefore to the extent that Prime or Libor change we are subject to interest rate risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IWT Tesoro Corporation

Westport, Connecticut

We have audited the accompanying consolidated balance sheets of IWT Tesoro Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWT Tesoro Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and at December 31, 2005, the Company has a working capital deficit and its total liabilities exceed its total assets.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/McGLADREY & PULLEN, LLP

New Haven, Connecticut
March 1, 2006, except for Note 16,
as to which the date is May 12, 2006

McGladrey & Pullen, LLP is a member firm of RSM International,

an affiliation of separate and independent legal entities.

Kantor, Geisler & Oppenheimer, PA

Certified Public Accountants & Associates

7705 Davie Road Extension

Hollywood, Florida  33024

(954) 432-3100   (305) 620-0616   (954) 436-6898 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IWT Tesoro Corporation and Subsidiaries

Westport, CT

We have audited the accompanying consolidated balance sheet of IWT Tesoro Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWT Tesoro Corporation and Subsidiaries as of December 31, 2003, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KANTOR, GEISLER & OPPENHEIMER, PA

Hollywood, Florida
August 30, 2005

Member of the American Institute of Certified Public Accountants

Member of the Center for Public Company Audit Firms

Member of the Florida Institute of Certified Public Accountants

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Current Assets:
Cash	$552,042	$507,677
Accounts receivable, net of allowance for doubtful accounts and returns of $292,662 and $270,013, respectively	9,910,551	7,883,756
Inventories	32,212,007	21,628,492
Deposit on purchases of inventories	860,614	409,375
Prepaid expenses	293,047	205,798
Total current assets	43,828,261	30,635,098

Property and Equipment, net	2,120,422	1,762,065

Other Assets	1,013,886	710,318
Total assets	$46,962,569	$33,107,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$20,165,306	$15,291,207
Accrued expenses and other liabilities	1,561,119	1,040,893
Current portion of capital lease obligations	71,770	80,943
Current portion of notes payable, other	29,645	18,218
Note payable, revolving line of credit	22,625,500	—
Total current liabilities	44,453,340	16,431,261

Long-Term Debt:
Note payable, revolving line of credit	—	15,973,591
Note payable, convertible debt (net of discounts of $4,444,448)	555,552	—
Embedded derivative liability, at fair value	5,954,462	—
Capital lease obligations, net of current portion	97,860	170,425
Subordinated notes payable, stockholders	—	338,662
Notes payable other, net of curent portion	78,157	37,487
Total long-term debt	6,686,031	16,520,165
Total liabilities	51,139,371	32,951,426

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,701,102 and 11,697,102 issued and outstanding	11,701	11,697
Additional paid in capital	4,189,396	4,178,800
Accumulated deficit	(8,377,899)	(4,034,442)
Total stockholders’ (deficit) equity	(4,176,802)	156,055
	$46,962,569	$33,107,481

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Net Sales	$55,589,223	$44,680,619	$32,604,546
Cost of Goods Sold	34,295,418	27,790,173	19,814,514
Gross Profit	21,293,805	16,890,446	12,790,032
Operating Expenses:
Warehouse and distribution	8,175,607	5,489,263	3,807,845
Sales and marketing	7,534,823	5,829,982	4,311,558
General and administrative	6,985,928	6,107,673	5,443,190
	22,696,358	17,426,918	13,562,593
Loss from Operations	(1,402,553)	(536,472)	(772,561)
Other Income (Expenses):
Interest expense	(2,090,765)	(627,439)	(480,139)
Change in fair value of derivative	(954,462)	—	—
Other	150,005	(45,485)	(15,421)
	(2,895,222)	(672,924)	(495,560)
Loss Before Income Taxes	(4,297,775)	(1,209,396)	(1,268,121)

Income Tax Expense	(45,682)	—	(597,196)
Net Loss	$(4,343,457)	$(1,209,396)	$(1,865,317)
Loss Per Share:
Basic and Diluted	$(0.37)	$(0.10)	$(0.17)
Weighted Average Common Shares Outstanding:
Basic and Diluted	11,699,425	11,679,028	11,197,655

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock		Additional Paid in	Accumulated Earnings
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2002	10,587,834	$10,588	$—	$(1,362,532)	$(1,351,944)
Year Ended December 31, 2003:
Cancellation of stock repurchase agreement	450,000	450	669,907	402,803	1,073,160
Issuance of shares - private offerings	236,668	237	959,764	—	960,001
Exercise of warrants	80,000	80	239,920	—	240,000
Issuance of shares to employees and directors for services rendered (SIP)	18,200	18	55,441	—	55,459
Issuance of shares - public offering	250,000	250	1,292,250	—	1,292,500
Issuance of shares - officer’s performance-based stock options	—	—	666,667	—	666,667
Net loss	—	—	—	(1,865,317)	(1,865,317)
Balance, December 31, 2003	11,622,702	11,623	3,883,949	(2,825,046)	1,070,526
Year Ended December 31, 2004:
Exercise of warrants	45,500	45	147,830	—	147,875
Issuance of shares to consultant for services rendered	17,000	17	98,333	—	98,350
Issuance of shares to employees and directors for services rendered (SIP)	10,400	10	44,065	—	44,075
Issuance of shares to customers	1,500	2	4,623	—	4,625
Net loss	—	—	—	(1,209,396)	(1,209,396)
Balance, December 31, 2004	11,697,102	$11,697	$4,178,800	$(4,034,442)	$156,055

Issuance of shares to employees	4,000	4	10,596	—	10,600

Net loss	—	—	—	(4,343,457)	(4,343,457)

Balance, December 31, 2005	11,701,102	$11,701	$4,189,396	$(8,377,899)	$(4,176,802)

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(4,343,457)	$(1,209,396)	$(1,865,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,030	297,324	341,073
Amortization of loan discount	555,552	—	—
Change in fair value of embedded derivatives	954,462	—	—
Deferred income taxes	—	—	597,196
Common stock issued for services and compensation	10,600	147,050	722,128
Provision for doubtful accounts and allowance for returns	22,649	226,089	259,581
(Gain) loss on disposal of property and equipment	8,691	(21,532)	18,757
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,049,444)	(3,257,140)	(2,236,753)
Inventories	(10,583,515)	(8,569,653)	(7,010,963)
Deposit on purchase of inventories	(361,222)	(409,375)	—
Prepaid expenses and other assets	(239,468)	210,670	(513,560)
Increase in:
Accounts payable	4,874,099	5,432,046	4,455,345
Accrued expenses and other liabilities	520,226	503,930	182,120
Net cash used in operating activities	(10,187,797)	(6,649,987)	(5,050,393)

Cash flows from investing activities:
Acquisitions of property and equipment	(621,654)	(656,464)	(1,029,310)
Proceeds from sale of equipment	10,500	25,000	20,000
Net cash used in investing activities	(611,154)	(631,464)	(1,009,310)

Cash flows from financing activities:
Proceeds from revolving line of credit	65,641,124	48,766,998	42,239,607
Payments on revolving line of credit	(58,989,215)	(42,392,747)	(37,662,341)
Collection on notes receivable arising from sale of stock	—	550,000	—
Proceeds from issuance of stock	—	147,875	1,942,500
Payments of long-term debt and capital lease obligations	(126,796)	(126,860)	(128,994)
Loan financing costs	(76,135)	(23,499)	(85,000)
Proceed from issuance of convertible debt, options and warrants	5,000,000	—	157,296
Debt issuance costs	(267,000)	—	—
Repayment of notes payable, subordinated debt	(338,662)	—	(110,050)
Net cash provided by financing activities	10,843,316	6,921,767	6,353,018

Net Increase (Decrease) in Cash	44,365	(359,684)	293,315

Cash, Beginning	507,677	867,361	574,046
Cash, Ending	$552,042	$507,677	$867,361
Cash Paid (Received) During the Period for:
Interest	$1,430,004	$627,439	$473,056
Income tax	$45,682	$(359,400)	$—
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$82,350	$93,318	$—
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$97,155	$136,319	$172,667
Reclassification of note payable to embedded derivative liability	$5,000,000	$—	$—

See Notes to Consolidated Financial Statements

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

International Wholesale Tile, Inc. is principally a value added reseller of ceramic floor and wall covering products (primarily ceramic, porcelain and stone tile) to the new construction and remodeling industries for commercial and residential marketplaces. In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro, has three additional wholly owned subsidiaries. These include IWT Tesoro Transport, a USDOT licensed common carrier, organized to act as our freight carrier outside of Florida and to back haul non household goods to Florida; IWT Tesoro International, LTD., a Bermuda corporation to act as a holding company for activities and assets such as agency agreements and investments in foreign operations; The Tile Club, Inc., formed in 2004, organized to acquire licensing, manufacturing and distribution rights for high-end designer and artistic based decorative tiles and to also act as an agent for foreign manufacturers from whom IWT has acquired excusive distribution rights. Import Flooring Group, Inc., a wholly owned subsidiary of The Tile Club was formed in June 2005 to develop an agency business to broker in the floor covering market.

Principles of Consolidation

The consolidated financial statements include IWT Tesoro Corporation and its wholly owned subsidiaries International Wholesale Tile, Inc., IWT Tesoro International, Ltd, IWT Tesoro Transport, Inc. and The Tile Club, Inc and The Tile Club, Inc.’s wholly owned subsidiary Import Flooring Group, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried at the amount billed to a customer, net of the allowance for     doubtful receivables and an allowance for returns. The allowance for doubtful accounts is an estimate for credit losses based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for returns is an estimate for material returns based on a review of all credits issued on a monthly basis. Management determines the allowance for returns by regularly evaluating merchandise returns and their corresponding reason.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable.

Cash

At various times during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At December 31, 2005, the Company had deposits in excess of federally insured limits of approximately $622,000. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks. The Company has not sustained any losses as a result of this concentration.

Accounts Receivable

The Company does business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Additionally, the Company maintains credit insurance for certain customer accounts, which mitigates the credit risk. Allowance for doubtful accounts and returns on accounts receivable balances were approximately $293,000 and $270,000 as of December 31, 2005 and 2004, respectively.

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

Merchandise

Revenue is recognized when goods are shipped. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. These allowances are adjusted to reflect actual returns.

Membership Fees

Revenues are derived from annual membership contracts sold to our customers and are recognized over the terms of the contracts. The membership provides product exclusivity within a territory.

Agency Fees

Revenues are derived from annual sales agreements sold to our vendors and are recognized over the term of the contract. The agency agreement provides the vendor with a portion of our showroom to display select merchandise and participation rights to the annual convention. Commission revenue is generated on merchandise purchased from the vendor and are recognized as earned.

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

Shipping and Handling Costs

Shipping and handling costs, included in warehouse and distribution expense in the consolidated statements of operations, were approximately $3,097,000, $2,357,000 and $1,775,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising and Promotion

Advertising and promotion expenses are charged to expense during the period in which they are incurred. Promotional merchandise, which includes boards and sample packs, are held in other inventories until they are shipped to the customer at which point they are expensed. Advertising and promotion expenses, included in sales and marketing expenses in the consolidated statement of operations, was approximately $2,462,000, $1,990,000 and $1,429,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for its employee and board of director stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”. As amended by SFAS 148 “Accounting for Stock-Based Compensation Transition and Disclosure” APB No. 25 provides that the compensation expense relative to the Company’s employee and director stock options is measured based on the intrinsic value of the stock option.

SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company follows SFAS No. 123 in accounting for stock options issued to non-employees. Pro forma information regarding net loss and loss per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.29%, and 3.47%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company’s common stock of 75.60% and 57.46% and a weighted average expected life of the options of 10 years. There were no stock options issued during 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

No stock option-based employee compensation cost is reflected in net loss for the years ended December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The net loss for the year ended December 31, 2003 includes $666,667 of stock option-based compensation cost because of performance-based vesting criteria that were met during 2003 when the market price of the underlying stock was greater than the exercise price of the options.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock option-based employee compensation.

	Years Ended December 31,
	2005	2004	2003

Net loss	$(4,343,457)	$(1,209,396)	$(1,865,317)

Add: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(67,444)	(6,334)	(2,281)

Pro forma net loss	$(4,410,901)	$(1,215,730)	$(1,867,598)

Loss per share - Basic and Diluted:
As reported	$(0.37)	$(0.10)	$(0.17)
Pro forma	$(0.38)	$(0.10)	$(0.17)

Earnings (Loss) Per Share

The Company has adopted SFAS Statement No. 128, “Earnings per Share”. The statement establishes standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement. There is no presentation of diluted loss per share in 2005, 2004 or 2003 as the effect of common stock options and warrants amounts were antidilutive.

Note 12 discusses the warrants issued in connection with equity transactions.

Note 13 discusses options issued through the Company’s stock option plans.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to short-term maturities of these instruments. The carrying value of the Company’s line of credit approximates fair value because the interest rate used with this instrument fluctuates with the market rate. The fair values of subordinated long-term debt are estimated based on current rates offered to the Company for debt with comparable maturities and similar collateral requirements (see Note 8). The fair value of all other long-term debt approximates their carrying value. The fair value of the embedded derivative liability is determined using the Black-Scholes option valuation model.

Derivative Financial Instruments

The Company occasionally enters into a financial instrument that contains a derivative instrument that is embedded in the financial instrument. Upon entering into the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. In cases where (1) host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from the host contract, the entire contract is carried on the balance sheet at fair value. The fair value is determined using the Black-Scholes option valuation model using the weighted-average assumptions as described in Note 6.

Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company’s operating segments offer similar products to the same type of customers using similar distribution methods. The Company’s management reviews results, allocates resources and makes decisions as a single operating entity.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004)(“SFAS No. 123R”), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair value method on the date of grant and expensed based on that fair value generally over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash inflow rather than as a reduction of taxes paid. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and, accordingly, provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of January 1, 2006. The Company’s estimated compensation expense upon adoption of SFAS No. 123R will be approximately $39,000. The financial impact of any stock options granted in the future will be determined using an appropriate option-pricing model.

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement 143, Accounting for Asset Retirement Obligations (FASB 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB 143 and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainly exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 for the fiscal year ended December 31, 2005, which did not have a material impact on its financial statements.

On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. As of December 31, 2005, we did not have any changes in accounting principles and, accordingly, SFAS 154 had no impact on our financial statements.

Reclassifications

Certain amounts in the 2004 and 2003 financial statements have been reclassified for comparative purposes to conform to the 2005 presentation.

NOTE 2.                LIQUIDITY AND PROFITABILITY CONSIDERATIONS

The Company has suffered net losses of approximately $4,344,000, $1,209,000 and $1,865,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As reflected in the consolidated balance sheet as of December 31, 2005, the Company had a working capital deficit of approximately $625,000 and its total liabilities exceed its total assets.

Management’s plans with regard to these matters encompass the following actions:

Profitability

In January 2006 management reduced projected operating costs by approximately $3.6 million. These reductions included sales and marketing and administrative overhead. In February 2006 International Wholesale Tile, Inc. implemented a 3.5% price increase. As part of the Company’s plan to increase sales the Company opened a small warehouse in Ohio in February 2006 to service existing and new customers from Chicago to Philadelphia (see Note 16). As a result of opening this warehouse to support the Midwest customer base, the Company began selling products to two additional home center companies.

Liquidity

In February 2006, as more fully described in Note 16 herein, the Company obtained $2.0 million through the issuance of a three year subordinated term note. These funds will generally be used for the Company’s working capital requirements.

The Company hired a consultant to review purchasing and inventory management procedures. The goal of the study is to determine the optimum inventory necessary to maintain the high levels of customer satisfaction while improving working capital. Management expanded its business model to include more direct shipments of product from the manufacturer. This expansion will reduce the amount of inventory the Company needs to carry to support sales and to improve the use of its working capital.

In December 2005 the Company signed an agreement with a company to provide market capitalization support services. Additionally, in February 2006 the Company signed an agreement with an investment banking firm to provide general financial advisory services to develop and implement a plan to restructure the Company’s financial structure and raise new debt and /or equity capital.

Summary

Management believes the implementation of the plans described above will provide adequate improvements in the Company’s profitability, cash flow and liquidity to ensure its viability and to sustain its operations. Management also believes that the additional working capital provided by financial institutions coupled with improved financial performance, will allow the Company to continue its growth and expansion plans.

NOTE 3.                INVENTORIES

Inventories consisted of the following:

	December 31, 2005	December 31, 2004

Tiles	$28,858,620	$17,034,540
Inventory in transit	3,353,387	4,593,952
Total inventories	$32,212,007	$21,628,492

Inventory in transit consists of merchandise purchased overseas, which has not yet been received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 4.                PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2005	December 31, 2004

Furniture and fixtures	$423,806	$295,920
Machinery and equipment	859,996	658,292
Vehicles	307,195	258,273
Office and computer equipment	676,304	526,703
Leasehold improvements	676,094	719,560
	2,943,395	2,458,748
Less accumulated depreciation	822,973	696,683
	$2,120,422	$1,762,065

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $341,000, $264,000 and $267,000, respectively.

NOTE 5.                NOTE PAYABLE, REVOLVING LINE OF CREDIT

On December 31, 2004, the Company amended and restated the existing revolving line of credit agreement providing up to $25,000,000 with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 6.85% to 7.45% at December 31, 2005) payable monthly. The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at December 31, 2005 and 2004 was $22,625,500 and $15,973,591, respectively. The line matures September 10, 2006 and contains certain covenants requiring the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and certain inventory turnover ratio.

At December 31, 2005 the Company was not in compliance with the leverage, fixed charge coverage or the inventory turnover ratio requirements. See Note 16.

For the years ended December 31, 2005, 2004 and 2003, interest expense related to the revolving line of credit amounted to $1,344,000, $578,000  and $413,000 respectively.

NOTE 6                 NOTE PAYABLE – CONVERTIBLE DEBT

On August 25, 2005, the Company issued a secured revolving note in the aggregate amount of $5,000,000 resulting in net proceeds of $4,733,000 after debt issuance costs of $267,000. Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 1.5%. On December 31, 2005, the interest rate was 8.75%. The note matures on August 25, 2008. The note is convertible into common stock of the Company at an initial conversion rate of $2.74 per share. Because the agreement contains certain non-standard anti-dilution provisions and requirements to settle any conversion option with registered shares, the Company is required to account for the conversion option as an embedded derivative requiring separate accounting treatment in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the embedded conversion option and classified $2,068,317 as a derivative liability that is adjusted to fair value at each reporting date with changes in fair value reported in earnings. In connection with the convertible notes, the Company issued to the holder of the note a five-year warrant to purchase 511,883 shares of the Company’s common stock at an exercise price of $3.15 per share and an option to purchase 1,170,110 shares of the Company’s common stock at an exercise price of $0.001 per share. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and option and classified $3,099,835 and $692,334, respectively, as a derivative liabilities that are adjusted to fair value at each reporting date with changes in fair value reflected in operations. The fair values of the options, warrants, and embedded conversion option was estimated at the date of issuance using the Black-Scholes option-pricing model using the following weighted average assumptions: risk-free rate of 4.06%, dividend yields of 0%, and volatility factors of the expected market price of the Company’s common stock of 60.79%.

The excess of the fair value of the derivative liabilities over the principal amount of the notes of $860,486 was recorded as an expense in the period of issuance and the remaining fair value of $5,000,000 was recorded as a discount to the convertible debt to be amortized into expense over the three-year terms of the notes.

The balance of the note, net of unamortized discounts and the embedded derivative as of December 31, 2005 is as follows:

Derivative liability at date of issuance	$5,000,000
Change in fair value	954,462
Derivative liability as of December 31, 2005	$5,954,462

Principal amount of notes	$5,000,000
Fair value - Conversion feature	(1,764,629)
Fair value - Warrants and options	(3,235,371)
Accretion of discount to interest expense	555,552
Balance as of December 31, 2005, net of unamortized discounts	$555,552

The Company expects the debt to be held to maturity.

Interest expense related to the note amounted to $148,576 during the period of August 25, 2005 to December 31, 2005.

Amortization of discounts for the warrant and option resulted in charges to interest expense totaling $555,552 during the year ended December 31, 2005.

The increase in the fair value of the embedded conversion option resulted in charges to expense totaling $954,462 during the year ended December 31, 2005

The note is secured by a lien on substantially all the assets of the Company, subject to a first priority lien of the Company’s primary financial lender.

The holder of the note has agreed that it will not convert the note, or exercise any warrant or option, into common stock in amounts that would cause the holder’s aggregate beneficial ownership of the Company’s common stock to exceed 4.99%, without 120 days prior notice, or 19.199%, without stockholder approval.

NOTE 7.                CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under capital leases which expire at various dates through 2009. The future minimum lease payments required are as follows:

2006	$82,423
2007	65,055
2008	32,509
2009	16,350
196,337
Less amount representing interest	26,707
Present value of minimum lease payments	169,630
Less current portion	71,770
$97,860

Assets acquired under capital leases are presented in property and equipment in the accompanying balance sheet. Balances of assets under capital leases at December 31, 2005 and 2004 were as follows:

	2005	2004

Property and equipment	$437,716	$437,716
Less accumulated depreciation	148,989	98,639
	$288,726	$339,077

NOTE 8.                SUBORDINATED NOTES PAYABLE, STOCKHOLDERS

The fair value of the Company’s Subordinated long-term debt is based on the available market information and management’s estimate of current market conditions of similar instruments.

	Carrying Amount		Fair Value
	2005	2004	2005	2004

Subordinated Notes Payable - Stockholders	$—	$338,662	$—	$519,589

Interest expense related to the subordinated notes payable was approximately $23,000 for the year ended December 31, 2005, and approximately $34,000 for the years ended December 31, 2004 and 2003.

NOTE 9.                NOTES PAYABLE, OTHER

	2005	2004
Various equipment notes, payable in monthly installments ranging from $521 to $889; maturing at various dates through July 2010.	$107,802	$55,705

Less current portion	29,645	18,218
	$78,157	$37,487

Year ending December 31:
2006	$29,645
2007	30,888
2008	22,171
2009	19,765
2010	5,333
$107,802

NOTE 10.              COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and warehouse facilities in various locations under operating leases expiring through March 31, 2020.

Future minimum lease payments under non-cancelable operating leases are estimated as follows:

2006	$2,144,000
2007	2,263,000
2008	2,230,000
2009	2,131,000
2010	1,833,000
Thereafter	15,249,000
Total payments	$25,850,000

Rent expense was approximately $2,308,000, $1,435,000 and $1,032,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Purchase Commitments

On December 29, 2003, the Company entered into an agreement to purchase tile from a vendor, who is also a stockholder of the Company and paid a deposit of $550,000 on this purchase commitment during 2004, which is reduced by 20% of each purchase throughout the term of the agreement. The agreement is for a term of 18 months from the date of the initial delivery and commits the Company to purchase a total of $2,750,000 of tile. As of December 31, 2005, the Company had a remaining purchase commitment under the agreement of approximately $1,872,000 and the remaining balance of deposits on future purchases is approximately $374,000 which is included in the deposits on purchases of inventories on the accompanying consolidated balance sheet. This commitment previously due to expire March 2006 has been extended until the entire deposit is utilized.

401K Employee Benefit Plan

The Company sponsors a 401(k) plan known as the International Wholesale Tile, Inc. 401(k) Profit Sharing Plan & Trust (the “401K Plan”). The 401K Plan provides tax deferred salary reductions for eligible employees. Employees become eligible sixty days after the date hired, as defined in the 401K Plan. The Company provides matching contributions equal to 100% of the employee’s contributions up to a maximum of 3% of eligible pay. The contribution expense related to the 401K Plan was approximately $169,000, $121,000 and $76,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 11.              STOCKHOLDERS’ EQUITY

Public Offering

On April 11, 2003, the Company filed a registration statement with the Securities and Exchange Commission that was declared effective on June 17, 2003. Two offerings were included in the registration statement. The first was the offer and sale of 250,000 units at $5.50 per unit. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one common share at $7 per share through June 17, 2006. These units were offered initially to then current stockholders of the Company. The second offering was to register on behalf of certain of the Company’s stockholders, an aggregate of 1,243,502 shares for resale. Of this total, 443,500 were not subject to any lock-up period, 699,002 shares were subject to a six-month lock-up period commencing as of the effective date of the registration statement, and the remaining 101,000 shares were subject to a 12 month lock-up period through June 17, 2004. All contractual lockup periods have expired.

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

Note Receivable Arising from Sale of Stock

In December 2003, the Company completed a private placement of securities and signed an agreement with an investor to purchase 100,000 units at $5.50 per unit. Each unit consisted of one share of common stock and one warrant to purchase one additional share at $7 per share. In addition, the investor signed a stock pledge agreement and a promissory note for $550,000, at 3% interest per year, with a maturity date of March 31, 2004. In March 2004, the Company received full payment for the promissory note.

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

On June 2nd, 2005, the Company issued 4,000 shares of common stock to employees, based on the trading price at the date of issuance for a total of $10,600, resulting in an equivalent charge to operations.

NOTE 12.              COMMON STOCK WARRANTS

A summary of warrants issued and outstanding in connection with equity transactions as discussed above is presented below. Upon exercise, warrants are convertible into an equal number of the Company’s common stock. The warrants are exercisable immediately.

	Year Ended Decemebr 31,
	2005		2004		2003
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at the beginning of the year	549,500	$5.91	595,000	$5.35	120,000	$3.00

Granted	511,883	$3.15	—	$—	555,000	$5.52

Exercised	—	$—	(45,500)	$3.25	(80,000)	$3.00

Outstanding at the end of the year	1,061,383	$4.77	549,500	$5.91	595,000	$5.35

Warrants exercisable at year-end	1,061,383	$4.77	549,500	$5.91	595,000	$5.35

The following tables summarize information for warrants outstanding at December 31, 2005 and 2004:

	Warrants Outstanding at December 31, 2005
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Years	Weighted Average Exercise Price

$3.15 - 5.00	711,383	3.9	$3.67
$7.00	350,000	0.9	$7.00
	1,061,383

	Warrants Outstanding at December 31, 2004
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Years	Weighted Average Exercise Price

$4.00	199,500	3.0	$4.00
$7.00	350,000	1.9	$7.00
	549,500

NOTE 13.              COMMON STOCK OPTIONS

Stock Option Plan

The Company entered into a Stock Incentive Plan on December 27, 2001. The plan provides that eligible employees, consultants, and affiliates may be granted shares of common stock. Under the plan, the options granted are non-qualified stock options, incentive stock options and restricted stock. The aggregate total common stock that may be issued under the plan is 4,000,000 shares. The shares issued to employees were recorded at the fair value on the grant date.

Under the Plan, a total of 4,000, 28,900 and 18,200 restricted shares were issued to employees, directors and consultants for services rendered for the years ended December 31, 2005, 2004 and 2003, respectively and these shares were recorded at fair value at the date of issuance.

A summary of the Company’s stock option plan is presented below:

	Year Ended Decemebr 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the period	517,749	$3.14	306,667	$3.00	440,000	$3.00

Granted at fair value	50,000	$2.55	216,082	$3.42	—	$—

Forfeited	—	$—	(5,000)	$6.00	(133,333)	$3.00

Outstanding at the end of the period	567,749	$3.21	517,749	$3.14	306,667	$3.00

	Year Ended Decemebr 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options Exercisable at the end of the period	409,883	$3.31	331,667	$3.03	306,667	$3.00

Weighted average fair value of options granted		$1.66		$1.01		$—

The following table summarizes information for stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Years	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price

2.55 - 3.00	517,749	3.88	$2.95	363,883	$2.97
6.00	50,000	8.04	$6.00	46,000	$6.00
	567,749			409,883

The following table summarizes information for stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Years	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price

2.55 - 3.00	467,749	4.33	$2.84	306,667	$3.00
6.00	50,000	9.04	$6.00	25,000	$6.00
	517,749			331,667

Common Stock Options

During August 2005, the Company granted a five-year option to purchase up to 1,170,110 shares of common stock at an exercise price of $0.001 per share in connection with the secured convertible revolving note (see Note 6).

NOTE 14.              INCOME TAXES

The following is a reconciliation of income tax computed at the Federal Statutory rate to the provision for income taxes:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%

Income tax(benefit) at statutory rate	$(1,461,244)	(34.0)	$(411,193)	(34.0)	$(431,162)	(34.0)

Permanent items	14,588	(0.3)	29,925	2.5	34,981	2.8

Change in valuation allowance	1,436,385	33.4	421,974	34.9	1,035,675	81.7

State taxes, net of federal benefit	(108,771)	(2.5)	(40,706)	(3.4)	(42,298)	(3.3)

Changes in deferred items	164,724	3.9	—	—	—	—

Income tax provision	$45,682	0.3	$—	—	$597,196	47.2

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if there is uncertainty regarding their realization.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
Income Tax Provision
Current	$45,682	$—	$—
Deferred	—	—	$597,196
Total	$45,682	$—	$597,196

The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	December 31, 2005	December 31, 2004

Deferred tax asset:
Net operating loss carry forward	$1,302,015	$571,649
Accounts receivable	52,630	56,450
Accrued expense	25,355	72,956
Deferred compensation - stock options	250,867	250,867
Property and Equipment	822,168	499,195
Return Reserve	57,499	0
Derivative liability	359,164	0
Other	24,336	6,532
	2,894,034	1,457,649
Less: Valuation allowance	(2,894,034)	(1,457,649)
	$—	$—

The following table summarizes the classification of the deferred tax asset as of December 31, 2005 and 2004.

	2005	2004

Current	$140,998	$129,406
Non-current	2,753,036	1,328,243
Total	2,894,034	1,457,649
Valuation allowance	(2,894,034)	(1,457,649)
Net deferred tax asset	$—	$—

At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,264,000, which are available to offset future federal taxable income through 2025.

NOTE 15.              QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
2005
Net sales	$13,587,048	$14,317,461	$13,972,654	$13,712,060
Gross profit	5,024,055	5,715,065	5,605,380	4,949,305
Net income (loss)	$51,481	$164,312	$(1,561,233)	$(2,998,017)

Basic and diluted earnings (loss) per share:	$0.00	$0.01	$(0.13)	$(0.26)

	Quarter Ended
	March 31	June 30	September 30	December 31
2004
Net sales	$9,510,972	$11,572,793	$10,968,033	$12,628,821
Gross profit	3,710,601	4,365,910	4,235,649	4,578,287
Net loss	$(640,504)	$(66,786)	$(453,125)	$(48,981)

Basic and diluted loss per share:	$(0.06)	$(0.01)	$(0.04)	$(0.00)

	Quarter Ended
	March 31	June 30	September 30	December 31
2003
Net sales	$6,713,810	$8,477,575	$8,955,693	$8,457,468
Gross profit	2,634,202	3,465,576	3,582,445	3,107,809
Net income (loss)	$(51,988)	$337,512	$(108,921)	$(2,041,920)

Basic and diluted earnings (loss) per share	$(0.00)	$0.03	$(0.01)	$(0.18)

NOTE 16.              SUBSEQUENT EVENT

Financing

On February 10th, 2006, the Company issued a $2,000,000 secured convertible term note payable. This note, which matures on February 10th, 2009, is convertible into common stock at $2.17 per share, subject to the same conversion limitation as described in Note 6. As a part of the financing arrangement the Company issued the Purchaser a three-year warrant to purchase up to 460,829 shares of the Company’s Common Stock at $2.39 per share and issued 221,198 shares of Common Stock to the Purchaser at closing. Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 2.0%, payable monthly, commencing on March 1st, 2006. Amortizing payments of $66,666 plus accrued interest commence on August 1, 2006, payable on the first business day of each succeeding month through and including the Maturity Date.

At December 31, 2005, the Company was not in compliance with the leverage, fixed coverage or the inventory turnover ratio requirements. On March 29th, 2006 the Company obtained a waiver of these covenants from its commercial lender.

On March 31st, 2006, the Company issued Amendment #2 to the Security Agreement and the Convertible Minimum Borrowing Note with Laurus Master Fund, LTD, as more fully described in Note 6 to the consolidated financial statements. As a result of the Amendment, the Company is no longer required to make any modifications to the fixed conversion price, or issue any additional securities in the event the Company issues common stock at a price less than $2.74 per share.

On May 3rd, 2006, the Company issued a $2,000,000 secured term note with Laurus Master Fund, LTD which matures on May 3rd, 2007. As a part of the financing arrangement, the Company issued the Purchaser a ten-year warrant to purchase up to 333,333 shares of the Company’s Common Stock at $.001 per share. Interest accrues on the principal balance of the note at an annual interest rate equal to 15.0% per annum, payable monthly, commencing on June 1st, 2006.

At March 31, 2006, the Company was not in compliance with the leverage and fixed charge coverage ratio requirements. On May 12, 2006, the Company obtained a waiver of these covenants from its commercial lender.

Operations

On February 17th, 2006, the Company purchased from JPMorgan Chase Bank, NA substantially all the assets from their debtor Versatile/Master Tile of Canton, Ohio. Consideration was given in the amount of $279,365 to purchase the debtors inventory and receivables.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2005, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) to ensure that material information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the period specified by the SEC’s rules and forms.

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

Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

ITEM 9B.     OTHER INFORMATION

None

PART III.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a).

The names and ages, business experience and year in which each nominee was first elected to the Board are shown below.

Name	Age	Principal Occupation and Business Experience	Year First Elected Director
• Insider Directors

Henry J. Boucher, Jr.	58	• Tesoro’s President since December 2001 and Chairman, Director, and Chief Executive Officer since November 2002. • Tesoro’s subsidiaries: IWT Tesoro International (International) Director since 2003, IWT Tesoro Transport President and Director since 2003, and President and Director of The Tile Club since 2004. • Principal, Mentus Consulting LLC, a consulting firm since January 2001.	2001

Forrest P. Jordan	59	•Tesoro’s Senior Vice President and Director since 2002 and Chief Financial Officer since 2003. • Tesoro’s subsidiaries: International Wholesale Tile’s Vice-President, Secretary, Treasurer, Director and Sales Manager since April 1994, International Director since 2003, Transport Director since 2003, The Tile Club Director since 2004.	2002

Paul F. Boucher	48	• Tesoro’s Senior Vice President and Director since 2002. • Tesoro’s subsidiaries: President and Director of IWT since 1994, International Director since 2003, The Tile Club Director since 2004.	2002

Grey Perna	50	• Tesoro’s Senior Vice President and Director since 2002. • Tesoro’s subsidiaries: Vice President and Director of IWT since 1997, President and Director of International since 2003, Director of The Tile Club since 2004.	2002

• Outside Directors

James R. Edwards	55

• Senior Vice President, General Counsel and Secretary of Wireless Facilities, Inc. (NASDAQ: WFII), a telecommunications services and engineering company, April 2004 to present.
• Senior Legal Counsel, Qualcomm Incorporated, a telecommunications company, from May 2003 to April 2004
• Vice President, General Counsel and Secretary of Wireless Knowledge, Inc., a telecommunications company from March 2002 to May 2003
• Vice President, General Counsel, Secretary and Vice President of Finance & Administration for Vapotronics, a medical device company from April 2000 to March 2002.
• Tesoro – Board Member; Chairman, Compensation Committee, Member, Nominating Committee, and Chairman of the Independent Directors Committee.

			2002

Carl G. Anderson, Jr.	61	• Chairman of the Board, Chief Executive Officer and President of Arrow International, Inc. (NMS:ARRO) a $450 million critical care medical device company since 2002, Audit Committee Member and Board Member of Carpenter Technology (NYSE: CRS) since August 2003. • President and CEO of ABC School Supply between 1997 and 2002. • Tesoro – Board Member, Audit Committee Member and Chairman of	2002

		Nominating and Governance Committee.

Joseph A. Equale	61	• Managing Partner of Equale & Cirone, LLP, a Connecticut CPA firm founded in 1999. • Audit Committee Chair and Board Member and Compensation Committee Member of Startech Environmental Corporation (OTCBB:STHK), which provides waste management services. Tesoro – Board Member and Chairman of Audit Committee	2004

Robert B. Rogers	70	• Chairman Emeritus of Ewing Marion Kauffman Foundation since March 1999. Tesoro- Board Member and Committee Member of the Audit Committee	2003

Allen G. Rosenberg	59	• Executive Vice President of Market Communications, a direct response agency which he co-founded, since November 2004 and from 1979 to January 2004, and January 2005 to the present. • Vice President of Marketing for Panolanm Industries, a laminate manufacturing company, between February and October 2004. • Tesoro – Board Member and member of the Compensation Committee.	2002

Paul Boucher and Henry J. Boucher, Jr. are brothers.

STOCKHOLDER COMMUNICATION WITH OUR BOARD

Stockholders interested in communicating with our Directors may write to the Board of Directors c/o Henry J. Boucher, Jr., IWT Tesoro Corporation 191 Post Road West, Suite 10, Westport, CT 06880. Management will forward all correspondence to the respective Board members, with the exception of commercial solicitations, advertisements or obvious “junk” mail. Concerns relating to accounting, internal controls or auditing matters are to be immediately brought to the attention of our Audit Committee, which will handle such matters with all procedures established by our Audit Committee and our Nominating and Governance Committee.

CORPORATE GOVERNANCE

Code of Ethics

In November 2002, Tesoro’s Board of Directors adopted a Code of Ethics for its executive officers, including its CEO and CFO and other persons performing similar functions. The Code of Ethics are written standards that are designed to deter wrongdoing and promote

•      honest and ethical conduct, including the ethical handling of actual and apparent conflicts of interest between personal and professional relationships;

•      full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Commission and in other publics made by us;

•      our complying with applicable governmental laws, rules and regulations;

•      our prompt internal reporting of violations of the code to appropriate persons; and

•      accountability for adhering to the code.

In January 2005, the Code of Ethics was also incorporated into IWT’s Employee Handbook, which was distributed to all employees. All new employees receive the Employee Handbook upon being hired.

In March 2003, our Board has also adopted “Principles of Corporate Governance,” the full text of which can be found on our website at www.iwttesoro.com. These principles include the standards for our Board and management, which, include other things:

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

A COPY OF THE CODE OF ETHICS IS AVAILABLE ON TESORO’S WEBSITE AT www.iwttesoro.com. We will also provide, at no charge, a copy of its Code of Ethics, which can be obtained by contacting Investor Relations, IWT Tesoro Corporation, 191 Post Road West, Suite 10, Westport, CT 06880, or call (203) 221-2770

BOARD AND COMMITTEE MEETINGS

Board Meetings

During fiscal year 2005, the Board of Directors held four meetings and all Directors attended at least 75% of all meetings. Our policy is to expect each of our Board members or nominees to attend each of our Annual Stockholders Meetings, barring any reasonable conflicts. Seven of our nine Directors (each of whom was also a nominee) attended our 2005 Annual Stockholders Meeting held on May 7, 2005.

Standing Committees

In 2002, our Board formed an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. In January 2003, upon the recommendation of each of the Committees, our Board adopted separate charters for our Audit Committee, our Compensation Committee and our Nominating and Governance Committee. Copies of each of the standing committee charters are available on our website at www.iwttesoro.com. All members of our standing committees are “independent”, as we described above.

-Audit Committee

As of the date of this Information Statement, our Audit Committee members are Joe Equale, Chair, Carl Anderson, and Bob Rogers. During fiscal 2005, the Audit Committee held ten meetings.

Each of the members of the Audit Committee possess the required level of financial literacy and currently, each member of the Committee meets the current standards of requisite financial management expertise required by applicable rules and regulations. The Audit Committee was established according to the definition of “audit committee” as described in the Exchange Act. None of the members of the Audit Committee have any relationship to Tesoro or any of its subsidiaries or affiliates that may interfere with the exercise of their independence from management and the Company.

The Committee’s Chair, Joe Equale, Managing Partner of the CPA firm of Equale & Cirone, LLP, and Immediate Past President and member of the Board of Governors of the Connecticut Society of CPAs, meets the current standards of the “audit committee financial expert” required by applicable rules and regulations.

The Committee assists the Board of Directors in fulfilling its oversight responsibility relating to (i) the integrity of Tesoro’s financial statements, the financial reporting process, and the systems of internal accounting and financial controls; (ii) the performance of Tesoro’s internal audit function; (iii) the appointment, engagement and performance of the Independent Public Accountants and the evaluation of their qualifications and independence; and (iv) Tesoro’s compliance with ethics and confidential information, policies and legal and regulatory requirements, including Tesoro’s disclosure controls and procedures. Additionally, the Committee, consistent with the Sarbanes-Oxley Act of 2002 and the related rules, as amended, meets with management and the auditors prior to the filing of the Officers’ certification with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls. The Independent Public Accountants report directly to the Audit Committee.

The Audit Committee acts in accordance with a written charter adopted by the Board of Directors. The Committee reviews this charter annually. Its Report for 2005 follows the descriptions of Tesoro’s committees.

-Compensation Committee

The current Compensation Committee members are Jim Edwards, Chairman, and Allen Rosenberg, and four meetings were held in 2005.

The purpose of the Committee is discharge the Board’s responsibilities relating to (1) compensating our executives, (2) approving and evaluating our equity-based compensation plans, including our Stock Incentive Plan, and (3) making arrangements with executives Officers relating to their employment relationships.

The Committee is also responsible for producing an annual report on executive compensation, which is included in this Information

Statement, as well as assisting in the preparation of certain information to be included in other periodic reports filed with the SEC.

The Compensation Committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies and programs. In addition, the Committee oversees, views and approves all of our ERISA and other employee plans.

-Nominating and Governance Committee

The current members of our Nominating and Governance Committee include Carl Anderson, Chairman and Jim Edwards and three meetings of the Committee were held during 2005.

The Committee is charged with reviewing the appropriate skills and characteristics required of Directors in the context of the then current make-up of the Board. Its assessment generally includes issues of judgment, diversity, age and skills (such as understanding of relevant technologies, business background, etc.) in the context of an assessment of the perceived needs of the Board at that time. The Committee makes an annual report of its findings to our Board. It also develops and recommends to the Board a set of Corporate Governance guidelines.

The Committee is responsible for selecting individuals who stand for election to our Board of Directors and to consider all reasonable comments from our stockholders regarding proposed nominees for Directors, as well as nominations for Board members recommended by Stockholders.

The Board has adopted the following series of minimum qualifications and specific qualities and skills for the Company’s directors, which will serve as the basis upon which potential director the Nominating Committee evaluates candidates:

•      Integrity;

•      Commitment to devoting necessary time and attention to his or her duties to the Corporation;

•      Independence;

•      Business experience;

•      Specialized skills or experience;

•      Diversity of background and experience (including race, ethnicity, international, gender and age);

•      Possible conflicts of interest; and

•      Other criteria appropriate to the character of the expertise or other director characteristic needed on the Board in any specific situation.

This Committee considers recommendations for Board candidates submitted by stockholders using the same criteria it applies to recommendations from directors and members of management. Subject to limitations our Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and applicable law, stockholders may submit recommendations by writing to this Committee in care of IWT Tesoro Corporation, to the attention of the Corporate Secretary at 191 Post Road West, Suite 10, Westport, CT 06880.

To be considered by the Nominating and Corporate Governance Committee for the 2005 annual meeting, recommendations for nominees must comply with the notice requirements. The notice shall contain the following information:

•      The name of the nominating stockholders and the address, phone number and e-mail address at which the nominating stockholders can be contacted.

•      Evidence of the number of the Company’s Common Stock held by the nominating stockholders,  a statement of long the nominating stockholder has held those shares,  and a statement that the nominating stockholders will continue to hold those shares at least through our next annual meeting of stockholders.

•      The candidate’s full name, together with the address, phone number and e-mail address at which the candidate can be contacted.

•      A statement of the candidate’s qualifications and experiences, and any other qualities that the nominating stockholders believe that the candidate would bring to the Board.

•      A description of all arrangements or understandings, if any, between the stockholders and the candidate and any other person or persons with respect to the candidate’s proposed service on the Board.

•      The candidate’s resume,  which must include at a minimum a detailed description of the candidate’s business,

professional or other appropriate experience for a least the last ten (10) years, a list of other boards of directors of public companies on which the candidate currently serves or on which he or she served in the last ten years, and undergraduate and post-graduate educational information.

•      A written statement, signed by the candidate, agreeing that if he or she is selected by the Committee and the board, he or she will (i) be a nominee for election to the board, (ii) provide all information necessary for us to include in our information statement or proxy statement under applicable SEC or OTCBB rules,  and (iii)  serve as a director if he or she is elected by stockholders.

•      Any additional information that the nominating stockholders believe is relevant to the Committee’s consideration of the candidate.

The Nominating Committee did not receive any recommendations from stockholders regarding candidates to serve on the Board for the 2005 Annual Stockholder Meeting.

AUDIT COMMITTEE REPORT

The role of the Audit Committee is to oversee management’s preparing, presenting and integrity of its financial statements. Management is also responsible for our accounting and financial reporting principles and internal controls and procedures designed to assure that it is complying with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing Tesoro’s financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States. The purpose of the Audit Committee is to monitor these activities.

The Audit Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s systems of internal control, and the overall quality of the Company’s financial reporting. The Audit Committee reviewed the Company’s internal controls with the Company’s independent auditors and, consistent with Section 302 of the Sarbanes-Oxley Act of 2002, as amended and the rules adopted thereunder, met with management and the auditors prior to the filing of officers’ certifications required by that statute to receive any information concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

It is not the Audit Committee’s duty or responsibility to conduct auditing or accounting reviews or procedures. Audit Committee members are not employees of the Company and may not be, and may not represent themselves to be, or to serve as, accountants or auditors by profession. Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent auditors.

In performing its oversight function, the Audit Committee has considered and discussed the audited financial statements and unaudited quarterly financial statements with management and the independent auditors, including a discussion of the quality, not just the acceptability, of accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. The Audit Committee has also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect. The Committee has received the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, currently in effect, and has discussed with the auditors the auditors’ independence from Tesoro and its management, and reviewed and approved the compatibility of non-audit services provided by the independent accountants and approved the fees paid to them for the 2005 fiscal year. These fees are listed below under Proposal No. 3 – To Ratify McGladrey & Pullen as Tesoro’s Independent Public Accountants.

The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by Tesoro’s independent registered public accounting firm, McGladrey & Pullen, LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services provided by McGladrey. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by McGladrey, which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by McGladrey that are not encompassed by the Audit Committee’s pre-approval and not prohibited by law, provided that the Chair shall report any decisions to pre-approve such services to the Audit Committee at its next regular meeting. None of the engagements pre-approved by the Audit Committee during 2005 made use of the de minimus exception to pre-approval contained in the applicable rules of the Securities and Exchange Commission.

Based upon the reports and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 to be filed with the Securities and Exchange

Commission. The Committee has also recommended to the Company’s shareholders to appoint McGladrey & Pullen LLP as Tesoro’s Independent Registered Public Accounting Firm (auditors) for the 2006 fiscal year and to ratify them as Tesoro’s independent auditors for 2005.

The foregoing Audit Committee Report does not constitute soliciting material and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this Audit Committee Report by reference therein.

Joseph A. Equale, Chairman

Carl G. Anderson Jr.

Robert Rogers

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

Based on information provided to the Company, all required filings for fiscal year 2005 have been made.

ITEM 11.      EXECUTIVE COMPENSATION

The information described in our discussion concerning “Executive Officers” includes Henry J. Boucher, Jr., Paul Boucher, Forrest Jordan and Grey Perna.

Summary Compensation Table

						Long-Term Compensation
						Awards			Payouts
		Annual Compensation				Restricted Stock Awards ($)	Securities Underlying Options/ SARs(A)		LTP Payouts ($)	All Other Compensation
			Bonus ($)	Other Annual Compensation ($)

Name and Principal Position	Year	Salary

Henry J. Boucher, Jr.,	2005	$240,000	-0-	$18,450	(1)		-0-
Chairman, Director, President	2004	$240,000	-0-	$18,292	(2)	—	33,334	(13)	0
Chief Executive Officer	2003	$240,000	$25,000	$18,000	(3)	—	66,667	(14)	0	0

Paul F. Boucher,	2005	$263,066	-0-	$37,033	(4)		-0-
Director, Senior Vice President	2004	$263,066	-0-	$37,719	(5)	—	33,334	(13)	0
	2003	$263,066	$25,000	$40,150	(6)	—	66,667	(14)	0	—

Forrest Jordan,	2005	$253,067	-0-	$43,995	(7)		-0-
Director, Senior Vice President	2004	$253,067	-0-	$43,407	(8)	—	33,334	(13)	0
	2003	$253,067	$25,000	$42,374	(9)	—	66,667	(14)	0	—

Grey Perna, ,	2005	$253,067	-0-	$45,108	(10)		-0-
Director, Senior Vice President	2004	$253,097	-0-	$46,258	(11)	—	33,334	(13)	0
	2003	$253,067	$25,000	$49,558	(12)	—	66,667	(14)	0	—

(1)           Includes an automobile allowance of $18,000 and automobile fringe benefit of $450.00

(2)           Includes an automobile allowance of $18,000 and an automobile fringe benefit of $292.

(3)           Includes an automobile allowance of $18,000.

(4)           Includes an automobile allowance of $9,105, an automobile fringe benefit of $2,611 and payment of $25,317 for an Executive Life Insurance policy with his spouse as beneficiary.

(5)           Includes an automobile allowance of $10,372, an automobile fringe benefit of $2,030 and payment of $25,317 for an Executive Life Insurance policy with his spouse as beneficiary.

(6)           Includes an automobile allowance of $12,914, an automobile fringe benefit of $1,919 and payment of $25,317 for an Executive Life Insurance policy with his spouse as beneficiary.

(7)           Includes an automobile allowance of $7,412, an automobile fringe benefit of $2,972 and payment of $33,610 for an Executive Life Insurance policy with his spouse as beneficiary.

(8)           Includes an automobile allowance of $7,415, automobile fringe benefits of $2,382 and payment of $33,610 for an Executive Life Insurance policy with his spouse as beneficiary.

(9)           Includes an automobile allowance of $7,413, automobile fringe benefits of $1,351 and payment of $33,610 for an Executive Life Insurance policy with his spouse as beneficiary.

(10)         Includes an automobile allowance of $15,051 and payment of $30,056 for an Executive Life Insurance policy with his spouse as beneficiary.

(11)         Includes an automobile allowance of $9,552, an automobile fringe benefit of $6,650 and payment of $30,056 for an Executive Life Insurance policy with his spouse as beneficiary.

(12)         Includes an automobile allowance of $9,551, an automobile fringe benefit of $9,949 and payment of $30,058 for an Executive Life Insurance policy with his spouse as beneficiary.

(13)         These represent incentive stock options grated on December 18th, 2004 pursuant to our Stock Incentive Plan. The options are for five years and have an exercise price of $2.48 per share. Twenty percent of the options will vest on the first anniversary of the grant date and an additional 20% will vest thereafter on each anniversary date thereafter, subject to forfeiture in the event that Tesoro no longer employs the executive. .

(14)         These represent incentive stock options granted as of November 23, 2002 pursuant to our Stock Incentive Plan. The options are for five years and have an exercise price of $3.00 per share.

Option/SAR Grants in Last Fiscal Year

No options were granted to any of the four named executives.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

No options were exercised in 2005 by any person, including any of the four named executives, each of whom hold options to acquire up to 100,000 shares ranging from $3.00 per share to $2.48 per share. None of the options were in-the-money at December 31, 2005.

	Shares Acquired on Exercise		Number of Securities Underlying Unexercised Options/SARs at Fiscal year end	Value of Unexercised In-the-money Options/SARs at Fiscal year end (1)
Name		Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Henry J. Boucher, Jr.	-0-	-0-	73,333/26,667	0/0
Paul F. Boucher	-0-	-0-	73,333/26,667	0/0
Forrest Jordan	-0-	-0-	73,333/26,667	0/0
Grey Perna	-0-	-0-	73,333/26,667	0/0

(1)           At December 31, 2005, none of the options held by the Named Executive Officers were in-the-money.

The Company sponsors a 401(k) plan known as the International Wholesale Tile 401(k) Profit Sharing Plan & Trust. The Profit Sharing Plan provides tax deferred salary deductions for eligible employees. Employees may contribute from 1% to 12% of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 100% of the employee’s contributions up to a maximum of 3% of eligible pay. The contribution expense related to the Plan amounted to $168,901 and $120,492 for the years ended December 31, 2005 and 2004, respectively.

Tesoro Stock Incentive Plan.

In 2001, the then Director and Stockholder recommended and adopted the 2001 Tesoro Stock Incentive Plan (the “Plan”). Below is a summary of the Plan:

Under the Plan, we may grant “non-qualified” and incentive stock options to purchase, as well as restricted stock (Awards). The aggregate maximum number of shares for which Awards may be issued under the Plan is 4.0 million shares.

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

In January 2004, all the shares underlying the Plan were registered and those shares already issued were registered for resale, pursuant to a Form S-8.

Through December 31, 2005, 1,876,192 options were granted, of which 145,133 have expired or been forfeited and 409,883 were vested. These options have exercise prices ranging from $2.55 to $6.00 per share and are exercisable for periods between five to ten years. Additionally, 184,900 restricted shares were issued under the Plan.

Directors’ Compensation

Currently, Outside Board Members receive the following:

•      10,000 shares upon accepting the Board appointment;

•      A stipend of $1,000 per Director per meeting attended;

•      A stipend of $1,000 per Director per committee meeting attended (with the exception of the Chair of the Audit Committee, who will receive a stipend of $1,500 per meeting);

•      A stipend of $500 per Director per committee meeting attended telephonically.

•      Reimbursement of out of pocket expenses incurred by each Director in order to attend a meeting (spouse costs included for annual stockholder/ Board meeting only); and

•      10,000 options to acquire shares of common stock at the fair market value per each full calendar year of service, of which 50% vest on the grant date and the remaining 50% vest on the anniversary of the grant date, providing that the Director is still serving in that capacity.

Insider Directors do not receive any compensation for their services as such.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been an executive officer or employee of Tesoro or any of its subsidiaries. None of our executive officers currently serve, or has served during the last completed fiscal year, on any Standing Committee or as board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

The executive compensation program is designed to assist the Corporation in achieving its business objectives by: maintaining a competitive compensation program to attract and retain qualified executives; providing performance-based incentive compensation that is directly related to the Corporation’s financial performance and individual contributions to that performance; and linking compensation to factors, which affect short-term and long-term stock performance.

The manner in which the Committee establishes the compensation and incentives of each of Tesoro’s executive officers listed in the Summary Compensation Table is described below.

Cash Compensation.

The Compensation Committee determined the annual cash compensation paid to the Corporation’s executive officers for 2004, consisting of salary and incentive compensation. The salaries paid to the executive officers named in the Summary Compensation Table for 2004 are shown in the “Salary” column of that Table. These salaries were subjectively determined after consideration of the executive officer’s individual responsibilities, performance, experience, the chief executive officer’s evaluation of the other executive officers, a review of several measurements of the Corporation’s short-term and long-term financial results compared with industry peers, and other factors such as budgetary considerations and inflation rates.

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

On November 23, 2002, the Committee granted incentive stock options pursuant to the Plan to purchase up to 100,000 shares at $3.00 per to each of the four executive officers. The options are for ten years and have an exercise price is $3.00 per share. The options vested as follows: (a) 33% at such time as our Common Stock begins trading on the OTCBB (or equivalent), (b) 33% at such time as Tesoro attains no less than a $50.0 million market cap for ten consecutive trading days, and (c) 34% when Tesoro achieves its 2003 revenue and profit targets, as approved by Tesoro’s Board of Directors. Of the three criteria, all four executive officers achieved (a) and (b), but not (c). As such, options to purchase up to 66,667 shares vested on December 31, 2003 to each of the executive officers.

On December 18, 2004, the Committee also granted 33,333 options to each of the four executive officers at an exercise price of $3.00 per share. Twenty percent of the options will vest on the first anniversary of the grant date and an additional 20% will vest thereafter on each anniversary date thereafter, subject to forfeiture in the event that Tesoro no longer employs the executive. ..

Other Compensation.

The executive officers are also covered by medical plans that are generally applicable to full-time employees of the Corporation and its subsidiaries. They also receive automobile allowances and payment of life insurance policies.

The above report is submitted by:

James Edwards, Chairman

Allen Rosenberg

Employment and Consulting Agreements

Henry J. Boucher, Jr. On December 29, 2001, Tesoro entered into an employment agreement with Henry to serve as Tesoro’s President. In consideration for his services, and under the terms of his employment agreement, Henry received an annual salary of $120,000. He had signed a Salary Deferral Agreement that was later terminated by Tesoro’s Board, with Henry abstaining. All his deferred salary was paid to Henry Boucher in December 2002. He also received a monthly car allowance of $1,500. Henry Boucher’s employment may be terminated for cause at any time and within 30 days without cause. He is subject to non-disclosure and non-compete provisions.

On March 27, 2003, the Board of Directors voted to increase the term of Henry Boucher’s employment agreement from one year to three years and to increase his salary to $240,000 per year at such time as a registration statement to register certain securities became effective, which occurred on June 17, 2003. At that time, the salary became retroactive as of January 1, 2003. The Board also voted to issue Mr. Boucher a $25,000 bonus for 2002.

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

Performance Graph

COMPARE CUMULATIVE TOTAL RETURN
AMONG IWT TESORO CORPORATION
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/23/2003	12/31/2003	12/31/2004	12/30/2005

IWT Tesoro Group	100.00	100.00	41.67	45.00
General Building Materials	100.00	100.00	123.60	132.25
NASDAQ Market Index	100.00	100.00	100.60	110.79

ASSUMES $100 INVESTED ON DEC. 23, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2005

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 24, 2006 for:

•      Each person who we know beneficially owns more than 5% of our Common Stock;

•      Each of our Directors and nominees for election to the Board;

•      Each of the named Executive Directors; and

•      All of our Directors and Executive Officers as a group.

“Beneficial Ownership” is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you “beneficially” own Common Stock not only if you hold it directly, but also if you hold it indirectly (though a relationship, a position as a director or trustee, or a contract or understanding), or have (or share the power to vote the stock or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Executive Officers, Directors and Nominees for Directors listed have sole voting and investment power over his or its shares. As of April 24, 2006, there were 11,926,900 shares of Company Stock issued and outstanding (no shares of Preferred Stock were issued and outstanding) and approximately 278 holders of record.

Name(1)	Current Title	Shares Beneficially Owned		Percent of Class
Henry J. Boucher, Jr.	• Tesoro: Chairman, President, Chief Executive Officer, • IWT Tesoro International Ltd.: Director • IWT Tesoro Transport, Inc.: President and Director • The Tile Club, Inc., President, Director, Secretary	832,434	(2)(3)	6.9%

James R. Edwards(4)(5)	Tesoro: Director	70,000	(6)(7)		*

Joseph A. Equale (8)	Tesoro: Director	20,000	(9)		*

Carl G. Anderson, Jr.(5)(8)	Tesoro: Director	95,000	(6)(10)		*

Robert B. Rogers(8)	Tesoro: Director	42,000	(6)(11)		*

Allen G. Rosenberg(4)	Tesoro: Director	45,000	(6)		*

Paul F. Boucher	• Tesoro: Director, Senior Vice President • IWT: President, Director • IWT Tesoro International Ltd.: Director • IWT Tesoro Transport: Director • The Tile Club, Inc.: Director	3,104,334	(2)(12)(13)	25.9%

Forrest P. Jordan	• Tesoro: Senior Vice President, Director • IWT: Senior Vice President, Treasurer, Secretary, Director • IWT Tesoro International Ltd.: Director • The Tile Club, Inc.: Director	3,073,334	(2)(12)	25.6%

Grey Perna	• Tesoro: Director, Senior Vice President • IWT: Senior Vice President, Director • IWT Tesoro International Ltd.: President, Director • The Tile Club: Director	3,073,334	(2)(12)	25.6

All Current Officers, Directors and Nominees for Director; as a Group (nine persons)(14)		9,896,100		82.35%

Laurus Master Fund, Ltd.		2,364,018	(15)	16.8%

*Less than 1%.

(1)           The address for each of Tesoro’s Directors, Nominees for Directors and Executive Officers is 191 Post Road West, Suite 10, Westport, CT 06880.

(2)           Includes options to purchase up to 73,334 shares at $3.00 per share.

(3)           Includes 3,000 shares held in IWT’s 401(k) Plan.

(4)           Member of the Compensation Committee.

(5)           Member of the Nominating and Governing Committee.

(6)           Includes 35,000 incentive stock options, of which (a) 10,000 are vested and which are exercisable at $3.00 per share through December 31, 2012, (b) 10,000 options are vested and exercisable at $6.00 per share through January 10, 2014, (c) 10,000 are vested and which are exercisable at $2.55 per share through January 11, 2015, and (d) 5,000 are vested and which are exercisable at $2.50 per share through January 6, 2016.

(7)           Also includes (i) warrants to purchase up to 7,500 shares at $5.25 per share through January 7, 2008 and (ii) 17,500 shares of which Mr. Edwards is trustee.

(8)           Member of the Audit Committee.

(9)           Includes 15,000 incentive options, of which (a) 10,000 are vested and which are exercisable at $2.55 per share through January 11, 2015, and (b) 5,000 are vested and which are exercisable at $2.50 per share through January 6, 2016.

(10)         Includes warrants to purchase up to 10,000 shares at $5.25 per share through March 10, 2008.

(11)         Includes 25,000 incentive stock options, of which (a) 10,000 options are vested and exercisable at $6.00 per share through January 10, 2014, (b) 10,000 are vested and which are exercisable at $2.55 per share through January 11, 2015, and (c) 5,000 are vested and which are exercisable at $2.50 per share through January 6, 2016. Also includes warrants to purchase up to 3,500 shares at $7.00 per share. .

(12)         IWT’s institutional lender requires that during the term of its loan, Paul Boucher, Grey Perna and Forrest P. Jordan will not allow their aggregate beneficially ownership interest in Tesoro to be less than 51%.

(13)         Includes 30,000 shares held by Mr. Boucher’s minor children.

(14)         Includes only stockholdings as of the record date and does not give include any derivative securities.

(15)         Includes options to purchase up to 1,170,110 shares at $.001 per share, warrants to purchase up to 511,881 shares at $3.15 per share, and warrants to purchase up to 460,829 shares at $2.39 per share.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Each of the three principal stockholders of the Company, Forrest P. Jordan, Grey Perna and Paul F. Boucher as payees, held promissory notes from IWT in the principal amounts of $ 88,712, $119.975 and $129,975, respectively, for a total of $338,662. On August 20, 2005, all obligations due to each of these stockholders were satisfied in full.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Total audit fees for audit services rendered during 2005 by McGladrey were $349,837.

McGladrey was our principal accountant and reported on and audited the financial statements prepared by us for the period commencing September 10, 2004 and for the fiscal year ended 2004. Total audit fees for audit services rendered during 2004 were $241,694, which includes the review of the financial information included in our Form 10Q for the period ended September 30, 2004.

For purposes of the following disclosure, fees paid to KSO and its predecessor Sewell have been combined and noted only as KSO.

The aggregate fees for professional services rendered by KSO for its quarter reviews from January 1, 2004 through September 13, 2004 and for the fiscal year ended December 2003 was $72,250 and for tax preparation was $4,450, for a total of $76,700.

KSO was our principal accountant and reported on and audited the financial statements prepared by Tesoro for the fiscal year 2003 and continuing through September 14, 2004. Total fees paid to KSO and Sewell for audit services rendered during 2004 and 2003 were $72,250 and $175,325 and, respectively and tax preparation for 2004 through September 14, 2004 and for 2003 was $4,450 and $6,500, respectively. These amounts total $76,700 and $178,825, respectively.

Audit-Related Fees

Fees for audit-related services during 2005 and 2004 provided by McGladrey were $0 and $0, respectively.

Fees paid to KSO for audit-related services rendered for 2004 and 2003 were $0 and $0, respectively.

Tax Fees.

Fees for tax services provided by McGladrey in fiscal year 2005 and from September 14, 2004 through December 31, 2004 was $191,643 and $0, respectively.

Fees paid to KSO for tax services rendered through September 14, 2004 and for 2004 were $4,450 and $6,550, respectively. These fees related primarily to preparing federal and state tax returns and other tax consulting services.

All Other Fees.

Fees for all other services rendered by McGladrey for fiscal year ended December 31, 2005 and from September 14 through December 31, 2004 was $0 and $0, respectively.

Total fees paid to KSO all other services rendered through September 14, 2004 and during 2003 were $12,000 and $6,386, primarily related to business review of controls surrounding systems implementation, audit committee meetings and other similar services.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee has considered whether the provision of the above described services is compatible with maintaining with both McGLADREY and KSO’s independence for the periods described and believes the providing services is not incompatible with maintaining such independence. Our Audit Committee has approved all fees described above. Additionally, the Audit Committee has approved appointing McGladrey as our independent auditors for fiscal year 2005 according to the Audit Committee’s pre-approval policies and procedures.

Financial Information Systems Design and Implementation Fees

The Company has not engaged either KSO or McGladrey to provide advice to the Company regarding financial information systems design and implementation.

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

(1)   Financial Statements

Reference is made to the Index to Consolidated Financial Statements of IWT Tesoro Corporation under Item 8 of Part II hereof.

(2)   Consolidated Financial Statement Schedules

        (i)            Report Of Independent Registered Public Accounting Firm on Financial Statement Schedule:

                                                McGladrey & Pullen, LLP - As of December 31, 2005 and December 31, 2004, and each of the years then ended.

                                                Kantor, Sewell and Oppenheimer - as of December 31, 2003 and each of the years in the two year period then ended.

        (ii)           Schedule II - Consolidated Valuation and Qualifying Accounts

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

Date: May 19, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Henry J. Boucher, Jr.		May 19, 2006
Henry J. Boucher, Jr., Principal Executive Officer

/s/ Forrest Jordan		May 19, 2006
Forrest Jordan, Principal Financial Officer

/s/ Henry J. Boucher, Jr.		May 19, 2006
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director		May 19, 2006
James Edwards, Director

/s/ Paul F. Boucher		May 19, 2006
Paul F. Boucher, Director

/s/ Forrest Jordan		May 19, 2006
Forrest Jordan, Director

/s/ Grey Perna		May 19, 2006
Grey Perna, Director

/s/ Joseph Equale		May 19, 2006
Joseph Equale, Director

/s/ Allen Rosenberg		May 19, 2006
Allen Rosenberg, Director

/s/ Carl G. Anderson, Jr.		May 19, 2006
Carl G. Anderson, Jr., Director

/s/ Robert Rogers		May 19, 2006
Robert Rogers, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

IWT Tesoro Corporation and Subsidiaries

Westport, Connecticut

Our audits of the consolidated financial statements referred to in our report dated March 1, 2006, except for Note 16, as to which the date is May 12, 2006, (included elsewhere in this Annual Report on Form 10K) also included the consolidated financial statement Schedule II for the years ended December 31, 2005 and 2004.  This Schedule is the responsibility of IWT Tesoro’s management.  Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/McGLADREY & PULLEN, LLP

New Haven, Connecticut

March 1, 2006, except for Note 16,

  as to which the date is May 12, 2006

McGladrey & Pullen, LLP is a member firm of RSM International,

an affiliation of separate and independent legal entities.

S-1

Schedule II

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005 , 2004 AND 2003

	Balance	Additions		Balance
	at Beginning	Charged		at End
Description	of Year	to Expense	Deductions (1)	of Year

Year ended December 31, 2003 (as restated):
Allowance for returns, claims and doubtful accounts	$83,245	259,581	167,826	$175,000

Year ended December 31, 2004 (as restated)
Allowance for returns, claims and doubtful accounts	$175,000	196,102	101,089	$270,013

Year ended December 31, 2005
Allowance for returns, claims and doubtful accounts	$270,013	180,100	157,451	$292,662

(1)Represents charge offs, net of recoveries, to the valuation account

S-2