Form 10-Q
period 2006-03-31
IWT TESORO CORP
filed 2006-06-15
CIK 1119190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer ☐                    Accelerated filer                                   Non-accelerated filer. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☒Yes                     ☐No

Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of June 14, 2006: 11,926,900 shares

IWT TESORO CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Three Months Ended March 31, 2006
INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash	$118,856	$552,042
Accounts receivable, net of allowance for doubtful accounts and returns of $371,722 and $292,662, respectively	11,926,044	9,910,551
Inventories	31,430,801	32,212,007
Deposit on purchase of inventories	786,562	860,614
Prepaid expenses	351,260	293,047
Total current assets	44,613,523	43,828,261

Property and equipment, net	2,357,178	2,120,422

Other assets	1,135,504	1,013,886
	$48,106,205	$46,962,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$18,736,316	$20,165,306
Accrued expenses and other liabilities	1,614,232	1,561,119
Current portion of capital lease obligations	69,131	71,770
Current portion of notes payable, other	27,282	29,645
Note payable, revolving line of credit	23,781,176	22,625,500
Total current liabilities	44,228,137	44,453,340

Long-Term Debt:
Note payable, convertible debt (net of discounts of $5,415,247 and $4,444,448, respectively)	1,584,753	555,552
Embedded derivative liability, at fair value	1,931,359	5,954,462
Capital lease obligations, net of current portion	77,398	97,860
Notes payable other, net of curent portion	73,109	78,157
Total long-term debt	3,666,619	6,686,031
Total liabilities	47,894,756	51,139,371

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,926,900 and 11,701,102 issued and outstanding	11,927	11,701
Additional paid in capital	5,727,279	4,189,396
Accumulated deficit	(5,527,757)	(8,377,899)
Total stockholders’ equity	211,449	(4,176,802)
	$48,106,205	$46,962,569

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended
	March 31,
	2006	2005

Net Sales	$16,031,219	$13,692,978
Cost of Goods Sold	10,217,790	8,562,993
Gross Profit	5,813,429	5,129,985
Operating Expenses:
Warehouse and distribution	2,354,354	1,685,391
Sales and marketing	1,536,730	1,689,678
General and administrative	1,983,648	1,520,756
	5,874,732	4,895,825
Income (Loss) from Operations	(61,303)	234,160
Other Income (Expense):
Interest expense	(1,081,376)	(269,590)
Change in fair value of derivative	4,023,103	—
Other	(30,282)	86,911
	2,911,445	(182,679)
Income Before Income Taxes	2,850,142	51,481

Income Tax Benefit (Expense)	—	—
Net Income	$2,850,142	$51,481
Earnings Per Share:
Basic	$.24	$.00
Diluted	$.22	$.00
Weighted Average Common Shares Outstanding:
Basic	11,731,856	11,697,102
Diluted	12,901,966	11,697,102

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' EQUITY

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	11,701,102	$11,701	$4,189,396	$(8,377,899)	$(4,176,802)

Issuance of shares to employees and directors for services rendered	4,600	5	11,495	—	11,500

Stock option compensation expense	—	—	30,437	—	30,437

Issuance of shares as prepaid interest on subordinated debt	221,198	221	486,415	—	486,636

Discount on convertible debt	—	—	1,009,536	—	1,009,536

Net income, three months ended March 31, 2006	—	—	—	2,850,142	2,850,142

Balance, March 31, 2006	11,926,900	11,927	$5,727,279	$(5,527,757)	$211,449

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net income	2,850,142	51,481
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	155,648	82,179
Amortization of loan discount	525,373	—
Change in fair value of embedded derivative	(4,023,103)
Common stock issued for services and compensation	11,500	—
Stock option compensation expense	30,437	—
Provision for doubtful accounts and reserve for returns	79,060	—
Loss on disposal of property and equipment	11,161	—
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,094,553)	(743,077)
Inventories	781,206	(1,466,934)
Deposit on purchase of inventories	74,052	—
Prepaid expenses and other assets	(144,191)	(46,452)
Increase (Decrease) in:
Accounts payable	(1,428,990)	(929,240)
Accrued expenses and other liabilities	(68,461)	138,411
Net cash used in operating activities	(3,240,719)	(2,913,632)

Cash flows from investing activities:
Acquisitions of property and equipment	(364,005)	(34,005)
Proceeds from sale of equipment	5,300	—
Net cash used in investing activities	(358,705)	(34,005)

Cash flows from financing activities:
Proceeds from revolving line of credit	17,625,018	16,062,508
Payments on revolving line of credit	(16,347,768)	(13,074,776)
Proceeds from issuance of convertible debt and warrant	2,000,000	—
Debt issuance costs	(80,500)	—
Payments of long-term debt and capital lease obligations	(30,512)	(27,278)
Loan financing costs	—	(35,654)
Net cash provided by financing activities	3,166,238	2,924,800

Net Decrease in Cash	(433,186)	(22,837)

Cash, Beginning	552,042	507,677
Cash, Ending	118,856	484,840

Cash Paid During the Period for:
Interest expense	556,004	269,590
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$48,215	$57,861

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2006

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-10 of Regulation S-X of the Securities and Exchange Commission. Accordingly certain information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K, for the fiscal year ended December 31, 2005.

The Consolidated Balance Sheet at December 31, 2005 has been derived from the audited financial statements of IWT Tesoro Corporation at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options and restricted stock.

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

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified for comparative purposes to conform to the 2006 presentation. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

In November, 2004, the FASB issued SFAS No. 151 “Inventory Costs” an   amendment to Accounting Research         Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  Additionally this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006 and its adoption did not have an effect on our consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company adopted SFAS 153 on January 1, 2006 and its adoption did not have an effect on our consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair value method on the date of grant and expensed based on that fair value generally over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “ Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash inflow rather than as a reduction of taxes paid. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and, accordingly, provides guidance related to share-based payment transactions for public companies. The Company adopted SFAS 123R on January 1, 2006 and its adoption did not have a material effect on our consolidated results of operations, financial position or cash flows. The Company’s compensation expense for the period ended March 31, 2006 was approximately $30,400, as further described in Note 9. The financial impact of any stock options granted is determined using the Black-Scholes option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

NOTE 2                LIQUIDITY AND PROFITABILITY CONSIDERATIONS

The Company’s net earnings for the three months ended March 31, 2006 are approximately $2,850,000 of which approximately $4.0 million relates to the change in the fair value of the derivative liability, as more fully described in Note 6. This follows net losses of approximately $4,344,000, $1,209,000 and $1,865,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As reflected in the consolidated balance sheet as of March 31, 2006, the Company had working capital of approximately $846,000, an improvement of approximately $1,471,000 from December 31, 2005 which had a working capital deficit of approximately $625,000.

Profitability

In January 2006 management implemented a plan to improve profitability by reducing projected operating costs in sales and marketing and administrative overhead. Operating expenses were reduced 4.2%, approximately $708,000 for the three months ended March 31, 2006 as compared to the three months ended December 31, 2005. The Company expanded its plan by reducing operating cost and in May 2006 realigned the operations of its subsidiary Import Flooring Group, Inc. The Company implemented a 3.5% price increase in February 2006, opened a small warehouse in Ohio to service existing and new customers in the Midwest and began selling products to two additional home center companies.

Liquidity

In February 2006, as more fully described in Note 6 herein, the Company obtained $2.0 million through the issuance of a three year subordinated convertible term note. In May 2006, as more fully described in Note 10 herein, the Company obtained $2.0 million through the issuance of a one year subordinated term note. These funds will generally be used for the Company’s working capital requirements.

The Company hired a consultant to review purchasing and inventory management procedures. The goal of the study is to determine the optimum inventory necessary to maintain the high levels of customer satisfaction while improving working capital. The Company continues to work with the consultant to ascertain the optimum inventory levels and has improved inventory turnover and reduced inventory levels 2.4% from December 31, 2005 to March 31, 2006.

In December 2005 the Company signed an agreement with a company to provide market capitalization support services. Additionally, in February 2006 the Company signed an agreement with an investment banking firm to provide general financial advisory services to develop and implement a plan to raise new debt and / or equity capital. The Company continues to work with both of these companies to improve the Company’s financial structure and raise new debt and / or equity capital.

Summary

Management believes the results of the plan described above will provide improvements in the Company’s profitability, cash flow and liquidity and to ensure its viability and to sustain its operations.

NOTE 3                INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2006	2005

Tiles	$29,515,537	$28,858,620
Inventory in transit	1,915,264	3,353,387
	$31,430,801	$32,212,007

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 4                PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2006	2005

Furniture and fixtures	$423,805	$423,806
Machinery and equipment	1,111,080	859,996
Vehicles	312,371	307,195
Office and computer equipment	723,197	676,304
Leasehold improvements	695,068	676,094
	3,265,521	2,943,395
Less accumulated depreciation	908,343	822,973
	$2,357,178	$2,120,422

Depreciation expense for the three months ended March 31, 2006 and 2005 was approximately $85,400 and $78,100, respectively.

NOTE 5                NOTES PAYABLE, REVOLVING LINE OF CREDIT

On December 31, 2004, the Company amended and restated the existing revolving line of credit agreement providing up to $25,000,000 with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 7.00% to 8.25% at March 31, 2006) payable monthly. The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at March 31, 2006 and December 31, 2005 was $23,781,176 and $22,625,500, respectively. The line matures September 10, 2006 and contains certain covenants requiring the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and certain inventory turnover ratio. At March 31, 2006 the Company was not in compliance with the leverage and fixed charge coverage ratio requirement. The Company was granted a waiver of these covenants from its commercial lender.

For the three months ended March 31, 2006 and 2005, interest expense related to the credit line amounted to $436,073 and $255,625 respectively.

NOTE 6                NOTES PAYABLE — CONVERTIBLE DEBT

On February 10, 2006, the Company issued a secured term note in the amount of $2,000,000 resulting in net proceeds of $1,919,500. Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 2.0%, payable monthly in arrears commencing on March 1, 2006. On March 31, 2006, the interest rate was 9.75%. The note requires monthly principal payments of $66,667 commencing on August 1, 2006 and continuing until maturity. The note matures on February 10, 2009.   The note is convertible into common stock of the Company at a fixed conversion rate of $2.17 per share. Based upon the closing price per share of the Company’s common stock on the date of issuance, there was a beneficial conversion feature with an estimated intrinsic value of $553,593, which is presented as a discount on the note to be amortized into expense over the three year term of the loan using the effective interest method. In connection with the convertible note, the Company issued to the holder of the note a seven-year warrant to purchase 460,829 shares of the Company’s common stock at an exercise price of $2.39 per share. The Company estimated the fair value of the warrant and allocated $455,943 of the proceeds of the debt to the warrant which is presented as a discount on the note to be amortized into interest expense over the three-year term of the note using the effective interest method. The aggregate discount allocated to the beneficial conversion feature and the options and warrants was recorded as additional paid in capital at March 31, 2006. The fair value of the warrant was estimated at the date of issuance using the Black-Scholes option-pricing model using the following assumptions: risk-free rate of 4.59%, dividend yields of 0%, and a volatility factor of the expected market price of the Company’s common stock of 58.2%. The Company also issued to the holder, 221,198 shares of the Company’s common stock as prepayment of interest in the amount of $486,636, which was calculated based upon the closing price per share of the Company’s common stock on the date of issuance of $2.20 per share. The prepaid interest is presented as a discount on the note to be amortized into interest expense over the three year term using the effective interest method.

On August 25, 2005, the Company issued a secured revolving note in the aggregate amount of $5,000,000 resulting in net proceeds of $4,733,000 after debt issuance costs of $267,000. Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 1.5%. On March 31, 2006, the interest rate was 8.25%. The note matures on August 25, 2008. The note is convertible into common stock of the Company at an initial conversion rate of $2.74 per share. Because the agreement contains certain non-standard anti-dilution provisions and requirements to settle any conversion option with registered shares, the Company is required to account for the conversion option as an embedded derivative requiring separate accounting treatment in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the embedded conversion option and classified $2,068,317 as a derivative liability that is adjusted to fair value at each reporting date with changes in fair value reported in earnings. In connection with the convertible notes, the Company issued to the holder of the note a five-year warrant to purchase 511,883 shares of the Company’s common stock at an exercise price of $3.15 per share and an option to purchase 1,170,110 shares of the Company’s common stock at an exercise price of $0.001 per share. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and option and classified $3,099,835 and $692,334, respectively, as derivative liabilities that are adjusted to fair value at each reporting date with changes in fair value reflected in operations. The estimated fair value of the derivative liabilities as of March 31, 2006 is $1,931,359. This is a decrease in fair value of $4,023,103 from the value of December 31, 2005. This decrease is primarily due to the decrease in the Company’s closing stock prices as of March 31, 2006 compared to the closing stock price as of December 31, 2005. The Company has recognized this change in fair value as other income in the Consolidated Statement of Operations for the three months ended March 31, 2006. The fair values of the options, warrants, and embedded conversion option was estimated at the date of issuance using the Black-Scholes option-pricing model using the following weighted average assumptions: risk-free rate of 4.06%, dividend yields of 0%, and volatility factors of the expected market price of the Company’s common stock of 60.79%.

On March 31, 2006, the Company issued Amendment #2 to the Security Agreement, dated August 25, 2005 and the Convertible Minimum Borrowing Note, dated August 25, 2005 with Laurus Master Fund, LTD. As a result of the Amendment, the Company is no longer required to make any modifications to the fixed conversion price, or issue additional securities in the event the Company issues common stock at a price less than $2.74 per share.

On April 15, 2006, the Company issued Amendment #3 to the Security Agreement dated August 25, 2005 and the Registration Rights Agreement dated August 25, 2005, with Laurus Master Fund, LTD. As a result of the Amendment, the Company has extended the deadline by which the Registration Statement is required to be filed and declared effective by the Commission.

The balance of the notes, net of unamortized discounts and the embedded derivative as of March 31, 2006 is as follows:

Derivative liability at December 31, 2005	$5,954,462
Change in fair value	(4,023,103)
Derivative liability as of March 31, 2006	$1,931,359

Principal amount of notes	$7,000,000
Fair value - Conversion feature	(2,318,222)
Fair value - Warrants and options	(4,177,950)
Accretion of discount to interest expense	1,080,926
Balance as of March 31, 2006, net of unamortized discounts	$1,584,753

Interest expense related to the notes announced to $138,007 during the period ended March 31, 2006.

Amortization of discounts for the conversion features and warrant and option resulted in charges to interest expense totaling $192,161 during the three months ended March 31, 2006.

Amortization of discounts for the detachable warrants and options resulted to charges to interest expense totaling $306,767 during the three months ended March 31, 2006.

The note is secured by a lien on substantially all the assets of the Company, subject to a first priority lien of the Company’s primary financial lender.

The holder of the note has agreed that it will not convert the note, or exercise any warrant or option, into common stock in amounts that would cause the holder’s aggregate beneficial ownership of the Company’s common stock to exceed 4.99%, without 120 days prior notice, or 19.99%, without stockholder approval.

NOTE 7                STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March  31, 2006, the Company issued 4,600 shares of common stock to several employees under the Stock Incentive Plan for services rendered, based on the closing stock price at the date of issuance, for a total of $11,500, resulting in an equivalent charge to operations.

On February 10, 2006, the Company issued 221,198 shares of common stock to the holder of a secured term note as prepayment of interest in the amount of $486,636, which was calculated based upon the closing price per share of the Company’s common stock on the date of issuance.

NOTE 8                INCOME TAXES

Income tax expense for the three month period ended March 31, 2006 was $-0-as the provision for income taxes, computed by applying the Federal statutory rate to income before income taxes, was reduced by the decrease in the deferred tax valuation allowance during the period, resulting from the utilization of a portion of the Company’s net operating loss carryforward.

Income tax expense for the three month period ended March 31, 2005 was $-0- as the benefit for income taxes, computed by applying the Federal statutory rate to loss before income taxes, was reduced by the increase in the deferred tax valuation allowance during the period, to adjust deferred taxes to the amount considered by management more likely than not to be realized.

The significant components of deferred tax assets and deferred tax liabilities at March 31, 2006 and December 31, 2006 are presented below:

	March 31,	December 31
	2006	2005
Deferred tax asset:
Net operating loss carry forward	$1,708,160	$1,302,015
Accounts receivable	76,999	52,630
Accrued expense	29,067	25,355
Deferred compensation - stock options	262,320	250,867
Accumulated depreciation	796,843	822,168
Derivative liability	62,880	57,499
Debt basis difference	(1,154,730)	359,164
Discount on debt - beneficial conversion feature	(191,342)	—
Other	15,326	24,336
	1,605,523	2,894,034
Less: Valuation allowance	(1,605,523)	(2,894,034)
	$—	$—

The following table summarizes the classification of the deferred tax asset as of March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
Current
Non-current	$165,450	$135,484
Total	1,440,073	2,758,550
Valuation allowance	1,605,523	2,894,034
Net deferred tax asset	(1,605,523)	(2,894,034)
	$—	$—

At March 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,539,000, which are available to offset future federal taxable income through 2026. Of the $1,288,511 change in the valuation allowance, approximately $208,000 was recorded as a reduction to the deferred tax effect of the beneficial conversion feature recorded in additional paid in capital.

NOTE 9                STOCK-BASED COMPENSATION

The Company entered into a Stock Incentive Plan on December 27, 2001. Under the plan, non-qualified stock options, incentive stock options and restricted stock may be granted to eligible employees, consultants and affiliates.

Effective January 1, 2006, the Company adopted the fair value measurement and recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Prior to the adoption of SFAS No. 123R stock option grants were accounted for in accordance with Accounting Principles Board Opinion No. 25,  “Accounting  for Stock Issued to Employees” (APB No. 25), and related interpretations, and accordingly recognized no compensation expense for stock option grants.

Under the modified-prospective-transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified-prospective-transition method compensation cost recognized in the three-month period ended March 31, 2006, includes compensation cost for all shared-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS No. 123R on January 1, 2006, during the three month period ended March 31, 2006, the Company recognized additional compensation costs of $30,437. The adoption of SFAS No. 123R had no impact on basic and diluted earnings per share for the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plan for the three-month period ended March 31, 2005. For purposes of this proforma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

For the three months ended
March 31, 2005
Net income as reported	$51,481
Deduct: Stock-based employee compensation expense determined under the fair value based method for all options, net of related tax effects	(19,740)
Pro forma net income	$31,741
Earnings per share - Basic and Diluted
As reported	$0.00
Pro forma	$0.00

The following assumptions were utilized in the Black-Scholes option pricing model used to estimate the fair value of stock-based awards.

	Three Months Ended March 31
	2006	2005
Dividend yield	0%	0%
Expected volatility	58.8%	75.6%
Risk-free interest rate	4.4%	4.3%
Expected life of options (in years)	5.5	5.5
Weighted-average grant-date fair value	$1.42	$1.70

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relative homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogenous groups and the implied volatility of our stock price.

At March 31, 2006, there was $240,506 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.84 years.

The following table represents employee based stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life in Years
Outstanding options at beginning of period	567,749	$3.21
Granted	50,000	2.50
Exercised	0
Forfeited	(8,000)	4.80
Outstanding options at end of period	609,749	$3.14	4.42
Outstanding exercisable at end of period	458,883	$3.22	4.42

Shares available for future stock option grants to employees and directors under the existing plan were 3,243,918 and 3,293,918, respectively, at March 31, 2006 and 2005. At March 31, 2006 the aggregate intrinsic value of shares outstanding was $1,109,625, and the aggregate intrinsic value of options exercisable was 863,005.  Total intrinsic value of options exercised was $0 for the three months ended March 31, 2006.

The following table summarizes our nonvested stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock options at beginning of period	158,866	$—
Granted	50,000	1.42
Vested	(50,000)	1.56
Forfeited	(8,000)	0.95

Nonvested stock options at end of period	150,866	$1.63

NOTE 10              SUBSEQUENT EVENT

Financing

On May 3rd, 2006, the Company issued a $2,000,000 secured term note with Laurus Master Fund, LTD which matures on May 3rd, 2007. As a part of the financing arrangement, the Company issued the Purchaser a ten-year warrant to purchase up to 333,333 shares of the Company’s Common Stock at $1.12 per share. Interest accrues on the principal balance of the note at an annual interest rate equal to 15.0% per annum, payable monthly, commencing on June 1st, 2006.

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

•                  IWT Tesoro Transport, a USDOT licensed common carrier, organized to act as our freight carrier outside of Florida and to back haul non-household goods into Florida to help generate outside revenue, which has been insignificant through March 31, 2006;

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

Results of Operations for the Quarters ended March 31, 2006, 2005 and 2004.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	March 31, 2006	March 31, 2005	March 31, 2004
			(Restated)
Revenues	$16,031,219	$13,692,978	$9,534,632
Cost of Goods Sold	10,217,790	8,562,993	5,810,414
Gross Margin	5,813,429	5,129,985	3,724,218
Gross Margin	36.26%	37.46%	39.06%
Percentage Operating Expenses	$5,874,732	$4,895,825	$4,248,909

Quarter ended March 31, 2006 Compared to Quarter March 31, 2005

Net sales for the three months ended March 31, 2006 increased $2,338,241 or approximately 17.1% over the reported net sales for the three months ended March 31, 2005. This growth follows a 43.6% increase in net sales for the three months ended March 31, 2005 over the three months ended March 31, 2004. Despite the period over period increase, management believes that the sales growth for the three months ended March 31, 2006 was lower than expected due to the slow economic recovery from the severe weather that impacted building activities in the southeastern and gulf coast areas of the United States in the fall of 2005. The Company continues to try to mitigate the impact of weather on its sales growth by expanding its geographic operations and expects to maintain a strong growth rate.

Gross profit for the three months ended March 31, 2006 was $5,813,429 (36.3% of net sales) compared to $5,129,985 (37.5% of net sales) for the three months ended March 31, 2005. Gross profit was impacted by higher than expected cost of goods sold relating to the start up of the Company’s agency based subsidiary, Import Flooring Group Inc. The Company expects to return to and maintain a gross profit sales ratio of approximately 38% in the future.

Our operating expenses for the three months ended March 31, 2006 were $5,874,733 (36.6% of net sales) compared to $4,895,825 (35.7% of net sales) for the three months ended March 31, 2005. There was a increase turn in our operating expense ratio for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, caused primarily by the start up cost of our agency based subsidiary, Import Flooring Group, Inc. however management expects to continue to realize benefits from increased economies of scale and its operating expense management efforts and anticipate future declines in the operating expense ratio.

Changes in Financial Position for the three months ended March 31, 2006 from the year ended December 31, 2005

Current assets at March 31, 2006 are approximately $44.6 million compared to $43.8 million at December 31, 2005, an increase of approximately $0.8 million. The increase is attributable to an increase in accounts receivable of approximately $2.0 million at March 31, 2006 which is primarily due to our continued growth in sales. Inventory decreased by $781,206 at March 31, 2006 from the year ended December 31, 2005. The decrease in inventory relates primarily to our efforts to improve our inventory turnover rate and utilization of resources.

Current liabilities at March 31, 2006 are approximately $44.2 million compared to $ 44.5 million at December 31, 2005, a decrease of approximately $0.3 million. The decrease is attributable to a decrease in accounts payable of approximately $1.4 million and an increase in our revolving line of credit of approximately $1.2 million. These changes are consistent with our ability to fund our growth through financing arrangements.

Long term liabilities at March 31, 2006 are approximately $3.7 million compared to $6.7 million at December 31, 2005, a decrease of approximately $3.0 million. The decrease is due to a change in fair value of the embedded derivative liability relating to a convertible secured note of approximately $4.0 million and an increase in convertible debt, net of discounts of approximately $1.0 million, as more fully described in Note 6 of the consolidated financial statements. The decrease in the embedded derivative liability is primarily attributable to decrease in the instruments fair market value which is driven by the trading price of the Company’s common stock.

Liquidity and Capital Resources

We had cash balances of approximately $118,900 at March 31, 2006 and $552,000 at December 31, 2005.  We have financed our growth with new subordinated debt and increased borrowings from our commercial lender.

The cash outflows used in operations during the quarter ended March 31, 2006 were approximately $3.2 million compared to $2.9 million for the quarter ended March, 31 2005. The increased outflow was primarily attributable to an increase in accounts receivable, which increased from approximately $9.9 million at the beginning of 2006 to $11.9 million at March 31, 2006. Inventories, which decreased from approximately $32.2 million at the beginning of 2006 to $31.4 million at March 31, 2006 contributed to minimizing the impact of the growth in the accounts receivables.

Net cash used in investing activities during the quarter ended March 31, 2006 was approximately $359,000 compared to $34,000 for the quarter ended March 31, 2005. Capital expenditures consisted of tile finishing equipment to enhance our breadth of products offered.

Net cash provided by financing activities during the quarter ended March 31, 2006 was approximately $3.2 million compared to $2.9 million during the quarter ended March 31, 2005. The increase is primarily attributable to the increased outstanding balance on our revolving line of credit and the proceeds from the issuance of convertible debt and warrant of $2.0 million. The cash provided by these financing activities was used to fund our growth and expansion efforts.

During the quarter ended March 31, 2006, we issued a $2,000,000 secured term note to an institutional investor as more fully described in Note 6 to the consolidated financial statements. The note is subordinate to a revolving credit line with our commercial lender. The combination of this note and our two revolving credit facilities provides us with up to $32 million of working capital. We expect that this debt will be sufficient to support our normal growth in accounts receivable and inventory through 2006. However, our growth through geographical expansion and acquisition is expected to continue to require us to seek additional outside capital to supplement earnings and to strengthen our balance sheet. We expect to raise additional equity through both the public and private debt and equity markets during 2006. However, we cannot assure anyone that we will be able to obtain outside capital, or if we do, that it will be on terms beneficial to us.

The balance due at March 31, 2006 for our subordinated debt was $7 million. The balance due at March 31, 2006 to our commercial lender for the use of the revolving line of credit was approximately $23.8 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, limit our unfunded capital expenditures, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio. At March 31, 2006 the Company was not in compliance with two of these covenants and obtained a waiver from its commercial lender.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions about future events and their impact on amounts reported in our Financial Statements and related Notes. Since future events and their impact cannot be determined with certainly, what actual results will inevitably differ from our estimates. These differences could be material to the financial statements.

We believe that our application of accounting policies, and the estimates what are inherently required by these policies, are reasonable. We believe that significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005 and the stock-based compensation expense policy adopted January 1, 2006 may involve a higher degree of judgment and complexity.

Stock-based compensation expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards SFAS No. 123R, Share-Based Payment, which requires us to recognize compensation expense for stock-based compensation based on the grant date fair value. Stock-based compensation expense is then recognized ratably over the service period related to each grant. We used the modified prospective transition method under which financial statements covering periods prior to adoption have not been restated. We determine the fair value of stock-based compensation using the Black-Scholes option pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. Under SFAS 123R we also make assumptions regarding the number of options and the number of restricted and performance shares that will ultimately vest. The assumptions and calculations required by SFAS 123R are complex and require a high degree of judgment. Assumptions regarding the vesting of grants are accounting estimates that must be updated as necessary with any resulting change recognized as an increase or decrease in compensation expense at the time the estimate is changed.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on May 19, 2006. No material quantitative or qualitative changes in market risk exposure has occurred since the date of that filings.

ITEM 4 — CONTROLS AND PROCEDURES

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

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us is contemplated, threatened or expected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 10 2006, as part of the closing of a $2.0 million private offering of debt securities with Laurus Master Fund, Ltd., Laurus provided us with a secured term note of $2.0 million, which is currently convertible into 921,659 shares of common stock at a conversion price of $2.17 per share. We also issued a warrant that will allow Laurus to purchase up 460,829 shares of our common stock at $2.39 per share through February 10, 2013. Of the $2.0 million in proceeds received, $14,500 was paid to Laurus’ counsel for legal fees and $56,000 to Laurus Capital Management, LLC for management fees in connection with the transaction through closing and to Laurus of $10,000 for due diligence fees. These offering expenses paid on behalf of Laurus totaled $80,500 and were paid in cash. After these expenses, we received net proceeds of approximately $1,919,500. The net proceeds were used for general corporate purposes.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM. 5. OTHER INFORMATION.

Subsequent Events

On May 3, 2006, IWT Tesoro Corporation and Laurus Master Fund, Ltd. entered into an Amended and Restated Registration Rights Agreement that replaces a registration rights agreement between the parties dated February 10, 2006. The Amended and Restated Registration Rights Agreement extended the date that Tesoro must file a registration statement to register certain shares issued to Laurus. This filing date to file a registration statement was extended to July 15, 2006. This extension relates to all securities required to be registered by Tesoro on behalf of Laurus.

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

10.31

Form of Registration Rights Agreement dated as of August 25, 2005, by and between IWT Tesoro Corporation one hand, and Laurus Master Fund Ltd., as amended December 9, 2005, and as further amended on April 15, 2006 *(filed as an exhibit to the Company’s periodic report on Form 8-K/A, filed with the Securities and Exchange Commission on May 8, 2006)

10.32

Amended and Restated Registration Rights Agreement dated May 3, 2006 between IWT Tesoro Corporation and Laurus Master Funds, Ltd. (filed as an exhibit to the Company’s periodic report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2006).

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

10.38	Amendment dated as of March 31, 2006 to the August 25, 2006 $3.0 million Minimum Borrowing Note*
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

(b)   Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

June 15, 2006	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

June 15, 2006	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer