Form 10-Q
period 2006-06-30
IWT TESORO CORP
filed 2006-08-14
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ☐          Accelerated filer          Non-accelerated filer. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☒ Yes  ☐ No

Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of August XX, 2006: 11,928,600 shares

IWT TESORO CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Six months ended June 30, 2006
INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1:                   FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash	$310,785	$552,042
Accounts receivable, net of allowance for doubtful accounts and returns of $390,232 and $292,662, respectively	11,581,543	9,910,551
Inventories	30,822,150	32,212,007
Deposit on purchase of inventories	387,177	860,614
Prepaid expenses	339,914	293,047
Total current assets	43,441,569	43,828,261

Property and equipment, net	2,057,674	2,120,422

Other assets	1,126,670	1,013,886
	$46,625,913	$46,962,569
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$16,806,914	$20,165,306
Accrued expenses and other liabilities	1,799,396	1,561,119
Accrued restructuring charges	11,451	—
Current portion of capital lease obligations	63,310	71,770
Current portion of notes payable, other	30,199	29,645
Note payable, other (net of discounts of $185,675)	1,814,325	—
Current portion of convertible debt	800,007	—
Note payable, revolving line of credit	23,170,771	22,625,500
Total current liabilities	44,496,373	44,453,340

Long-Term Debt:
Note payable, convertible debt (net of discounts of $4,764,095 and $4,444,448, respectively)	1,435,898	555,552
Embedded derivative liability, at fair value	1,607,229	5,954,462
Capital lease obligations, net of current portion	65,799	97,860
Notes payable other, net of current portion	63,550	78,157
Total long-term debt	3,172,476	6,686,031
Total liabilities	47,668,849	51,139,371

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,928,600 and 11,701,102 issued and outstanding	11,929	11,701
Additional paid in capital	5,981,093	4,189,396
Accumulated deficit	(7,035,958)	(8,377,899)
Total stockholders’ deficit	(1,042,936)	(4,176,802)
	$46,625,913	$46,962,569

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	The three months ended		The six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Sales	$16,940,815	$14,317,461	$32,972,034	$27,904,510
Cost of Goods Sold	10,748,471	8,602,396	20,966,261	17,165,389
Gross Profit	6,192,344	5,715,065	12,005,773	10,739,121
Operating Expenses:
Warehouse and distribution	2,638,498	1,925,995	4,992,852	3,611,386
Sales and marketing	1,421,269	1,643,882	2,957,999	3,227,631
General and administrative	1,931,431	1,687,400	3,915,079	3,228,236
Restructuring charge	585,680	—	585,680	—
	6,576,878	5,257,277	12,451,610	10,067,253
Income (Loss) from Operations	(384,534)	457,788	(445,837)	671,868
Other Expenses:
Interest expense	(1,336,671)	(335,170)	(2,418,047)	(604,760)
Change in fair value of derivative	324,130	—	4,347,233	—
Other	(111,126)	41,694	(141,408)	148,685
	(1,123,667)	(293,476)	1,787,778	(456,075)
Income (Loss) Before Income Taxes	(1,508,201)	164,312	1,341,941	215,793

Income Tax Benefit (Expense)	—	—	—	—
Net Income (Loss)	$(1,508,201)	$164,312	$1,341,941	$215,793
Earnings (Loss) Per Share:
Basic	$(0.13)	$0.01	$0.11	$0.02
Diluted	$(0.13)	$0.01	$0.10	$0.02

Weighted Average Common Shares Outstanding:

Basic	11,927,146	11,698,333	11,788,211	11,697,721
Diluted	11,927,146	12,161,081	12,958,321	12,160,469

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

			Additional	Accumulated
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	11,701,102	$11,701	$4,189,396	$(8,377,899)	$(4,176,802)

Issuance of shares to employees and directors for services rendered	6,300	7	12,785	—	12,792

Stock option compensation expense	—	—	60,152	—	60,152

Issuance of shares as prepaid interest on subordinated debt	221,198	221	486,415	—	486,636

Discount on convertible debt	—	—	1,232,345	—	1,232,345

Net income, six months ended June 30, 2006	—	—	—	1,341,941	1,341,941

Balance, June 30, 2006	11,928,600	11,929	$5,981,093	$(7,035,958)	$(1,042,936)

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities:
Net income	1,341,941	215,793
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash restructuring charge	478,794	—
Depreciation and amortization	353,630	188,619
Amortization of loan discount	1,213,659	—
Change in fair value of embedded derivative	(4,347,233)	—
Common stock issued for services and compensation	12,792	10,600
Stock option compensation expense	60,152	—
Provision for doubtful accounts and reserve for returns	97,570	18,896
Loss on disposal of property and equipment	80,156	16,900
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,443,955)	(1,190,792)
Inventories	876,157	(4,952,291)
Deposit on purchase of inventories	359,509	—
Prepaid expenses and other assets	(174,047)	(96,293)
Increase (Decrease) in:
Accounts payable	(2,317,848)	248,033
Accrued expenses and other liabilities	101,653	182,945
Accrued restructuring charges	11,451	—
Net cash used in operating activities	(4,295,619)	(5,357,590)

Cash flows from investing activities:
Acquisitions of property and equipment	(423,700)	(107,562)
Proceeds from sale of equipment	17,300	—
Net cash used in investing activities	(406,400)	(107,562)

Cash flows from financing activities:
Proceeds from revolving line of credit	34,968,529	32,783,331
Payments on revolving line of credit	(34,297,193)	(27,079,010)
Proceeds from issuance of convertible debt and warrant	4,000,000	—
Debt issuance costs	(156,000)	—
Payments of long-term debt and capital lease obligations	(54,574)	(74,271)
Loan financing costs	—	(35,654)
Net cash provided by financing activities	4,460,762	5,594,396

Net Increase (Decrease) in Cash	(241,257)	129,244
Cash, Beginning	552,042	507,677
Cash, Ending	310,785	636,921
Cash Paid During the Period for:
Interest expense	$1,078,327	$604,760
Income tax	$—	$8,000
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$147,237	$73,625
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$—	$53,331

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SIX MONTHS ENDED JUNE 30, 2006

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

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the period. Diluted EPS is not presented if the effect of the incremental shares is antidilutive.

The following table reflects the calculation of basic and diluted earnings per share:

	The three months ended		The six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Earnings (loss) per share — basic
Earnings (loss) available to common shareholders	$(1,508,201)	$164,312	$1,341,941	$215,793
Weighted average shares outstanding	11,927,146	11,698,333	11,788,211	11,697,721
Earnings (loss) per share — basic	$(0.13)	$0.01	$0.11	$0.02
Earnings (loss) per share — diluted
Earnings (loss) available to common shareholders	$(1,508,201)	$164,312	$1,341,941	$215,793
Weighted average shares outstanding	11,927,146	11,698,333	11,788,211	11,697,721
Dilutive impact of options outstanding	1,170,110	462,748	1,170,110	462,748
Weighted average shares and potential dilutive shares outstanding	11,927,146	12,161,081	12,958,321	12,160,469
Earnings (loss) per share — diluted	$(0.13)	$0.01	$0.10	$0.02

As of June 30, 2006 and 2005, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive:

	The three months ended		The six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock Options	—	—	609,749	567,749
Warrants	333,333	—	1,855,545	549,500
	333,333	—	2,465,294	1,117,249

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

Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company’s revenues are all from floor covering products and services sold throughout the United States with no single customer accounting for more than 10% of net sales. There fore the Company operates in one segment for management reporting purposes.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified for comparative purposes to conform to the 2006 presentation. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair value method on the date of grant and expensed based on that fair value generally over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash inflow rather than as a reduction of taxes paid. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and, accordingly, provides guidance related to share-based payment transactions for public companies. The Company adopted SFAS 123R on January 1, 2006 and its adoption did not have a material effect on our consolidated results of operations, financial position or cash flows. The Company’s compensation expense for the three and six months ended June 30, 2006 was approximately $30,400 and $60,100, respectively, as further described in Note 11. The financial impact of any stock options granted is determined using the Black-Scholes option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s consolidated financial statements.

NOTE 2   LIQUIDITY AND PROFITABILITY CONSIDERATIONS

The Company’s net earnings for the six months ended June 30, 2006 are approximately $1,342,000, of which approximately $4,300,000 relates to the change in the fair value of the derivative liability, as more fully described in Note 7. This follows net losses of approximately $4,344,000, $1,209,000 and $1,865,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As reflected in the consolidated balance sheet as of June 30, 2006, the Company a had working capital deficit of approximately $1,055,000, a deterioration of approximately $430,000 from December 31, 2005 at which time we had a working capital deficit of approximately $625,000. The deterioration in working capital is primarily due to the decline in current assets of approximately $400,000.

Profitability

In January 2006 management implemented a plan to improve profitability by reducing projected operating costs in sales and marketing and administrative overhead. The Company improved their operations by increasing sales and controlling operating expenses. For the six months ended June 30, 2006 operating expenses as a percent of sales was 36%, an improvement of 4.8 basis points from the year ended December 31, 2005, for which operating expenses as a percent of sales was 40.8%. The Company expanded its plan to reduce operating cost and in June 2006 restructured the operations of its subsidiary Import Flooring Group, Inc., as more fully described in Note 3. The Company implemented a 3.5% price increase in February 2006, opened a small warehouse in Ohio to service existing and new customers in the Midwest and began selling products to two additional home center companies.

Liquidity

In February 2006, as more fully described in Note 7 herein, the Company obtained $2.0 million through the issuance of a three year subordinated convertible term note. In May 2006, as more fully described in Note 8 herein, the Company obtained $2.0 million through the issuance of a one year subordinated term note. These funds will generally be used for the Company’s working capital requirements.

The Company is currently negotiating the terms of the renewal of its revolving line of credit which matures September 10, 2006 with its commercial lender.

The Company hired a consultant to review purchasing and inventory management procedures. The goal of the study is to determine the optimum inventory necessary to maintain the high levels of customer satisfaction while improving working capital. The Company continues to work with the consultant to ascertain the optimum inventory levels and has improved inventory turnover and reduced inventory levels 4.3% from December 31, 2005 to June 30, 2006.

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

NOTE 3   RESTRUCTURING

IWT Tesoro Corporation has restructured the operations of its subsidiary Import Flooring Group, Inc. (IFG). Import Flooring Group, Inc. although similar to its sister Company, International Wholesale Tile, Inc.(IWT), in that both company’s major source of revenue is generated through the wholesale, distribution and brokering of floor coverings throughout the United States. IFG generated revenue from other sources by offering fee based services such as “showroom fees”, charged to vendors for allocating a portion of the California Office/Showroom to display the vendor’s products, “convention fees”, for participating in the annual IFG Floor Covering Convention and “membership fees” charged to customers for participating in exclusivity agreements. The fee based revenue was anticipated to generate a greater percentage of the total overall revenue. However, only 2.7% of the total revenue from July 1, 2005 through June 30, 2006 was a result of this fee based revenue source. IWT Tesoro Corporation determined that the cost to provide these fee based services exceeded the revenue. Therefore, the Company restructured its operations eliminating these services and the associated costs. These costs included the office/showroom space located in San Clemente, California and the office and sales staff based out of this office. As a part of this restructuring the Company entered into an agreement with a former IFG sales person to acquire a portion of the assets and liabilities of IFG related to the fee based revenue activities. IFG retained a portion of the assets and liabilities related to product sales and continue to sell products throughout the United States

In connection with this restructuring plan IFG incurred the following costs:

1.               One-Time Termination Benefits of $30,400 as severance pay to satisfy the employment contract of a former IFG sales person.

2.               Contract Termination Costs of $62,272 to terminate the San Clemente office/showroom lease agreement, vendor agency agreements and showroom contracts and customer contracts and customer membership agreements.

3.               Other Associated Costs of approximately $493,000, of which $357,035 is the difference between the value of the assets and liabilities surrendered in the agreement with the former IFG salesperson.to purchase certain assets and liabilities of Import Flooring Group, Inc. The Company also incurred attorney’s fees of approximately $22,000 and $113,000 related to the write off on a non-refundable deposit for inventory.

The Company accounted for restructuring costs pursuant to Statement of Financial Accounting Standards (SFAS” No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Through the second quarter of 2006, the Company recorded a restructuring charge in the amount of approximately $585,700 in connection with the restructuring activities which includes the recognition of a liability of $11,450 for other associated costs incurred, however unpaid as of June 30, 2006. The Company does not anticipate incurring any additional costs with respect to this restructure. Restructuring charges are reflected in a separate line item in the accompanying consolidated statements of operations.

NOTE 4   INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
Tiles	$29,200,390	$28,858,620
Inventory in transit	1,621,760	3,353,387
	$30,822,150	$32,212,007

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 5   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2006	2005
Furniture and fixtures	$319,707	$423,806
Machinery and equipment	1,050,127	859,996
Vehicles	321,572	307,195
Office and computer equipment	704,188	676,304
Leasehold improvements	627,229	676,094
	3,022,823	2,943,395
Less accumulated depreciation	965,149	822,973
	$2,057,674	$2,120,422

Depreciation expense for the three months ended June 30, 2006 and 2005 was approximately $56,800 and $79,200, respectively. Depreciation expense for the six months ended June 30, 2006 and 2005 was approximately $142,200 and $157,300, respectively.

NOTE 6   NOTES PAYABLE, REVOLVING LINE OF CREDIT

On December 31, 2004, the Company amended and restated the existing revolving line of credit agreement providing up to $25,000,000 of available borrowings with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 7.97% to 8.75% at June 30, 2006) payable monthly. The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at June 30, 2006 and December 31, 2005 was $23,170,771 and $22,625,500, respectively. The line matures September 10, 2006 and contains certain covenants requiring the Company to maintain a certain leverage ratio, a required minimum fixed charge coverage ratio, and certain inventory turnover ratio. At June 30, 2006 the Company was not in compliance with the leverage and fixed charge coverage ratio requirement. The Company was granted a waiver of these covenants from its commercial lender.

For the three months ended June 30, 2006 and 2005, interest expense related to the credit line amounted to $475,990 and $320,676 respectively. For the six months ended June 30, 2006 and 2005, interest expense related to the credit line amounted to $912,063 and $576,301 respectively.

NOTE 7   NOTES PAYABLE — CONVERTIBLE DEBT

On February 10, 2006, the Company issued a secured convertible term note in the amount of $2,000,000 resulting in net proceeds of $1,919,500. Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 2.0%, payable monthly in arrears commencing on March 1, 2006. On June 30, 2006, the interest rate was 10.25%. The note requires monthly principal payments of $66,667 commencing on August 1, 2006 and continuing until maturity. The note matures on February 10, 2009. The note is convertible into common stock of the Company at a fixed conversion rate of $2.17 per share. Based upon the closing price per share of the Company’s common stock on the date of issuance, there was a beneficial conversion feature with an estimated intrinsic value of $553,593, which is presented as a discount on the note to be amortized into expense over the three year term of the loan using the effective interest method. In connection with the convertible note, the Company issued to the holder of the note a seven-year warrant to purchase 460,829 shares of the Company’s common stock at an exercise price of $2.39 per share. The Company estimated the fair value of the warrant and allocated $455,943 of the proceeds of the debt to the warrant which is presented as a discount on the note to be amortized into interest expense over the three-year term of the note using the effective interest method. The aggregate discount allocated to the beneficial conversion feature and the options and warrants was recorded as additional paid in capital at June 30, 2006. The fair value of the warrant was estimated at the date of issuance using the Black-Scholes option-pricing model using the following assumptions: risk-free rate of 4.59%, dividend yields of 0%, and a volatility factor of the expected market price of the Company’s common stock of 58.2%. The Company also issued to the holder, 221,198 shares of the Company’s common stock as prepayment of interest in the amount of $486,636, which was calculated based upon the closing price per share of the Company’s common stock on the date of issuance of $2.20 per share. The prepaid interest is presented as a discount on the note to be amortized into interest expense over the three year term using the effective interest method.

On August 25, 2005, the Company issued a secured convertible revolving note in the aggregate amount of $5,000,000 resulting in net proceeds of $4,733,000 after debt issuance costs of $267,000. Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 1.5%. On June 30, 2006, the interest rate was 9.75%. The note matures on August 25, 2008. The note is convertible into common stock of the Company at an initial conversion rate of $2.74 per share. Because the agreement contains certain non-standard anti-dilution provisions and requirements to settle any conversion option with registered shares, the Company is required to account for the conversion option as an embedded derivative requiring separate accounting treatment in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the embedded conversion option and classified $2,068,317 as a derivative liability that is adjusted to fair value at each reporting date with changes in fair value reported in earnings. In connection with the convertible notes, the Company issued to the holder of the note a five-year warrant to purchase 511,883 shares of the Company’s common stock at an exercise price of $3.15 per share and an option to purchase 1,170,110 shares of the Company’s common stock at an exercise price of $0.001 per share. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and option and classified $3,099,835 and $692,334, respectively, as derivative liabilities that are adjusted to fair value at each reporting date with changes in fair value reflected in operations. The estimated fair value of the derivative liabilities as of June 30, 2006 is $1,607,229. This is a decrease in fair value of $4,347,233 from the value as of December 31, 2005. This decrease is primarily due to the decrease in the Company’s closing stock prices as of June 30, 2006 compared to the closing stock price as of December 31, 2005. The Company has recognized this change in fair value as other income in the Consolidated Statement of Operations for the six months ended June 30, 2006. The fair values of the options, warrants, and embedded conversion option was estimated at the date of issuance using the Black-Scholes option-pricing model using the following weighted average assumptions: risk-free rate of 4.06%, dividend yields of 0%, and volatility factors of the expected market price of the Company’s common stock of 60.79%.

On March 31, 2006, the Company issued Amendment #2 to the Security Agreement, dated August 25, 2005 and the Convertible Minimum Borrowing Note, dated August 25, 2005. As a result of the Amendment, the Company is no longer required to make any modifications to the fixed conversion price, or issue additional securities in the event the Company issues common stock at a price less than $2.74 per share.

The balance of the notes, net of unamortized discounts and the embedded derivative as of June 30, 2006 is as follows:

Derivative liability at December 31, 2005	$5,954,462
Change in fair value	(4,347,233)
Derivative liability as of June 30, 2006	$1,607,229

Principal amount of notes	$7,000,000
Fair value - Conversion feature	(2,318,222)
Fair value - Warrants and options	(4,177,950)
Accretion of discount to interest expense	1,732,077
Balance as of June 30, 2006, net of unamortized discounts	$2,235,905
Current	800,007
Non-current	1,435,898
$2,235,905

Interest expense related to the notes amounted to $251,886 for the three months ended June 30, 2006 and $389,893 for the six months ended June 30, 2006.

Amortization of discounts for the conversion features and warrant and option resulted in charges to interest expense totaling $229,152 for the three months ended June 30, 2006 and $421,313 for the six months ended June 30, 2006.

Amortization of discounts for the detachable warrants and options resulted to charges to interest expense totaling $374,366 for the six months ended June 30, 2006 and $681,133.

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

NOTE 8   NOTES PAYABLE – OTHER

On May 3, 2006, the Company issued a secured term note in the amount of $2,000,000 resulting in net proceeds of $1,924,500. Interest accrues on the principal balance of the note at an annual interest rate equal to 15%, payable monthly in arrears commencing on June 1, 2006. The note matures on May 3, 2007. In connection with the term note, the company issued to the holder of the note a seven-year warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $1.12 per share. The company estimated the fair value of the warrant and allocated $222,809 of the proceeds of the debt to the warrant, which is presented as a discount on the note to be amortized into expense over the one-year term of the note. The fair value of the warrant was estimated at the date of issuance using the Black-Scholes option-pricing model using the following assumptions: risk-free rate of 5.06%, dividend yields of 0%, and a volatility factor of the expected market price of the Company’s common stock of 59.18%.

The balance of the note as of June 30, 2006, net of unamortized discounts is a follows:

Principal amount of notes	$2,000,000
Fair value — Warrants	(222,809)
Accretion of discount into interest expense	37,134
Balance as of June 30, 2006, net of unamortized discounts	$1,814,325

NOTE 9   STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2006, the Company issued 6,300 shares of common stock to several employees under the Stock Incentive Plan for services rendered, based on the closing stock price at the date of issuance, for a total of $12,792, resulting in an equivalent charge to operations.

On February 10, 2006, the Company issued 221,198 shares of common stock to the holder of a secured term note as prepayment of interest in the amount of $486,636, which was calculated based upon the closing price per share of the Company’s common stock on the date of issuance.

NOTE 10   INCOME TAXES

Income tax benefit for the three month period ended June 30, 2006 was $-0- as the benefit for income taxes, computed by applying the Federal statutory rate to loss before income taxes, was reduced by the increase in the deferred tax valuation allowance during the period, to adjust deferred taxes to the amount considered by management more likely than not to be realized.

Income tax benefit for the six month period ended June 30, 2006 was $-0- as the provision for income taxes computed by applying the Federal statutory rate to income before income taxes, was reduced by the decrease in the deferred tax valuation allowance during the period, resulting from the utilization of a portion of the Company’s net operating loss carryforward.

Income tax expense for the three and six month period ended June 30, 2005 was $-0- as the benefit for income taxes, computed by applying the Federal statutory rate to loss before income taxes, was reduced by the increase in the deferred tax valuation allowance during the period, to adjust deferred taxes to the amount considered by management more likely than not to be realized.

The significant components of deferred tax assets and deferred tax liabilities at June 30, 2006 and December 31, 2005 are presented below:

	June 30,	December 31
	2006	2005
Deferred tax asset:
Net operating loss carry forward	$2,398,290	$1,302,015
Accounts receivable	83,965	52,630
Accrued expense	30,540	25,355
Deferred compensation — stock options	273,502	250,867
Accumulated depreciation	752,945	822,168
Return Reserve	62,880	57,499
Derivative liability	(1,276,700)	359,164
Benefical conversion amortization	(160,448)	—
Other	7,124	24,336
	2,172,098	2,894,034
Less: Valuation allowance	(2,172,098)	(2,894,034)
	$—	$—

The following table summarizes the classification of the deferred tax asset (liability) as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005

Current	$164,334	$140,998
Non-current	2,007,764	2,753,036
Total	2,172,098	2,894,034
Valuation allowance	(2,172,098)	(2,894,034)
Net deferred tax asset (liability)	$—	$—

At June 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6,416,000, which are available to offset future federal taxable income through 2026. Of the $721,936 change in the valuation allowance, approximately $208,000 was recorded as a reduction to the deferred tax effect of the beneficial conversion feature recorded in additional paid in capital.

NOTE 11   STOCK-BASED COMPENSATION

The Company entered into a Stock Incentive Plan on December 27, 2001. Under the plan, non-qualified stock options, incentive stock options and restricted stock may be granted to eligible employees, consultants and affiliates. On June 26, 2006, the Company’s board of directors authorized a stock repurchase program to purchase up to 150,000 shares of IWT Tesoro’s stock.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Prior to the adoption of SFAS No. 123R stock option grants were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, and accordingly the Company recognized no compensation expense for stock option grants.

Under the modified-prospective-transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified-prospective-transition method compensation cost recognized in the three-month period ended June 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS No. 123R on January 1, 2006, during the three and six month periods ended June 30, 2006, the Company recognized additional compensation costs of $30,437 and $29,715, respectively. The adoption of SFAS No. 123R had no impact on basic and diluted earnings per share for the six months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plan for the three and six month period ended June 30, 2005. For purposes of this proforma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	For the three	For the six
	months ended	months ended
	June 30, 2005

Net income as reported	$164,312	$215,793
Deduct: Stock-based employee compensation expense determined under the fair value based method for all options	(18,162)	(37,902)

Pro forma net income	$146,150	$177,891

Earnings per share — As reported
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Earnings per share — Proforma
Basic	$0.02	$0.02
Diluted	$0.01	$0.01

The following assumptions were utilized in the Black-Scholes option pricing model used to estimate the fair value of stock-based awards.

	Six Months Ended June 30
	2006	2005

Dividend yield	0%	0%
Expected volatility	58.8%	75.6%
Risk-free interest rate	4.4%	4.3%
Expected life of options (in years)	5.5	5.5
Weighted-average grant-date fair value	$1.42	$1.70

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relative homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogenous groups and the implied volatility of our stock price.

At June 30, 2006, there was $210,430 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.59 years.

The following table represents employee based stock option activity for the three months ended June 30, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining Contract
	Shares	Exercise Price	Life in Years

Outstanding options at beginning of period	609,749	$3.14
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding options at end of period	609,749	$3.14	4.42

Options exercisable at end of period	458,883	$3.22	4.42

The following table represents employee based stock option activity for the six months ended June 30, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining Contract
	Shares	Exercise Price	Life in Years

Outstanding options at beginning of period	567,749	$3.21
Granted	50,000	2.50
Exercised	—
Forfeited	(8,000)	4.80

Outstanding options at end of period	609,749	$3.14	4.42

Options exercisable at end of period	458,883	$3.22	4.42

Shares available for future stock option grants to employees and directors under the existing plan were 3,243,918 and 3,293,918, respectively, at June 30, 2006 and 2005. At June 30, 2006 the aggregate intrinsic value of shares outstanding was $1,109,625, and the aggregate intrinsic value of options exercisable was 863,005. Total intrinsic value of options exercised was $0 for the six months ended June 30, 2006.

The following table summarizes our nonvested employee based stock option activity for the three months ended June 30, 2006:

	Number of	Weighted-Average
	Shares	Grant Date Fair Value

Nonvested stock options at beginning of period	150,866	$—
Granted	—
Vested	—
Forfeited	—

Nonvested stock options at end of period	150,866	$1.63

The following table summarizes our nonvested employee based stock option activity for the six months ended June 30, 2006:

	Number of	Weighted- Average
	Shares	Grant Date Fair Value

Nonvested stock options at beginning of period	158,866	$—
Granted	50,000	1.42
Vested	(50,000)	1.56
Forfeited	(8,000)	0.95

Nonvested stock options at end of period	150,866	$1.63

NOTE 12   SUBSEQUENT EVENT

On July 28, 2006 Import Flooring Group, Inc. filed an amendment with the State of Delaware to change the name of the corporation to Tesoro Direct, Inc.

On August 1, 2006, the Company entered into an agreement to lease an additional 3,900 square feet of warehouse space for a term of 14 years and two months. This space combined with an existing 9,750 square feet of warehouse space under an existing lease for a total of 13,650 square feet will be used house the bull nose machine and facilitate the production of bull nose and trim pieces.

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

•                  IWT Tesoro Transport, a USDOT licensed common carrier, organized to act as our freight carrier outside of Florida and to back haul non-household goods into Florida to help generate outside revenue, which has been insignificant through June 30, 2006;

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

RESTRUCTURING

IWT Tesoro Corporation has restructured the operations of its subsidiary Import Flooring Group, Inc. (IFG). Import Flooring Group, Inc. although similar to its sister Company, International Wholesale Tile, Inc.(IWT), in that both company’s major source of revenue is generated through the wholesale, distribution and brokering of floor coverings throughout the United States. IFG generated revenue from other sources by offering fee based services such as “showroom fees”, charged to vendors for allocating a portion of the California Office/Showroom to display the vendor’s products, “convention fees”, for participating in the annual IFG Floor Covering Convention and “membership fees” charged to customers for participating in exclusivity agreements. The fee based revenue was anticipated to generate a greater percentage of the total overall revenue. However, only 2.7% of the total revenue from July 1, 2005 through June 30, 2006 was a result of this fee based revenue source. IWT Tesoro Corporation determined that the cost to provide these fee based services exceeded the revenue. Therefore, the Company restructured its operations eliminating these services and the associated costs. These costs included the office/showroom space located in San Clemente, California and the office and sales staff based out of this office. As a part of this restructuring the Company entered into an agreement with a former IFG sales person to acquire a portion of the assets and liabilities of IFG related to the fee based revenue activities. IFG retained a portion of the assets and liabilities related to product sales and continue to sell products throughout the United States

The Company accounted for restructuring costs pursuant to Statement of Financial Accounting Standards (SFAS” No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Through the second quarter of 2006, the Company recorded a restructuring charge in the amount of approximately $585,700 in connection with the restructuring activities which includes the recognition of a liability of $11,450 for other associated costs. Of the approximate $585,700 charge approximately $30,400 is attributable to One-Time Termination Benefits in connection with the termination of the employment contract with a former sales representative. Contract Termination costs of approximately $62,300 is attributable to the termination of the office/showroom lease agreement and the termination of the vendor agency and showroom agreements and the customer membership agreements. Other Associated Costs of approximately $493,000 is attributable to the agreement entered into with a former sales representative to purchase certain assets and liabilities and $113,000 for a non refundable deposit on material. The Company does not anticipate incurring any additional costs with respect to this restructure. Restructuring charges are reflected in a separate line item in the accompanying consolidated statements of operations.

Results of Operations for the three months ended June 30, 2006, 2005 and 2004.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Quarter ending June 30,
	June 30,	June 30,	June 30,
	2006	2005	2004

Revenues	$16,940,815	$14,317,461	$11,585,016
Cost of Goods Sold	10,748,471	8,602,396	7,144,406
Gross Margin	6,192,344	5,715,065	4,440,610
Gross Margin Percentage	36.55%	39.92%	38.33%
Operating Expenses	$6,576,878	$5,257,277	$4,392,108
	38.8%	36.7%	37.9%

Quarter ended June 30, 2006 Compared to Quarter June 30, 2005

Net sales for the three months ended June 30, 2006 increased $2,623,354 or approximately 18.3% over the reported net sales for the three months ended June 30, 2005. This growth follows a 23.6% increase in net sales for the three months ended June 30, 2005 over the three months ended June 30, 2004. Management believes that the lower growth for the three months ended June 30, 2006 was due to a general softening in the new home construction and remodeling activity in the United States. A trend the Company expected. Standard and Poor’s July 6, 2006 survey of the home building industry reports that “Data through April 2006 suggests that new home sales, though still close to record levels, have begun to trend downward”. However, the report goes on to say “We do not view the United States home building industry as operating with a bubble that is now expected to burst”. The Company is continuing to increase its market share of the $2.86 billion wholesale hard surfaces market by expanding geographical operations and expects to maintain a strong growth rate.

Gross profit for the three months ended June 30, 2006 was $6,192,344 (36.6% of net sales) compared to $5,715,065 (39.9% of net sales) for the three months ended June 30, 2005. Gross profit was impacted by higher than expected cost of goods sold relating to the start up of the Company’s agency based subsidiary, Import Flooring Group Inc. and a larger volume of truckload sales. The Company has restructured the operations of Import Flooring Group and expects to return to an approximate 38 % gross profit sales ratio.

Our operating expenses for the three months ended June 30, 2006 were $6,576,878 (38.8% of net sales) compared to $5,257,277 (36.7% of net sales) for the three months ended June 30, 2005. Operating expenses before the restructuring charges of $585,680 were $5,991,198 or 35.4% of net sales. The decrease in operating expenses as a percentage of net sales before the restructuring charges is due to the realization of results from the Company’s expense improvement programs and increases in sales. Management anticipates future declines in the operating expense ratio.

Results of Operations for the Six Months ended June 30, 2006, 2005 and 2004

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	June 30,	June 30,	June 30,
	2006	2005	2004
Revenues	$32,972,034	$27,904,510	$21,119,648
Cost of Goods Sold	20,966,261	17,165,389	12,954,820
Gross Margin	12,005,773	10,739,121	8,164,828
Gross Margin Percentage	36.41%	38.49%	38.66%
Operating Expenses	$12,451,610	$10,067,253	$8,641,017
Income (loss) from operations	$(445,837)	$671,868	$(476,189)

Six Months ended June 30, 2006 Compared to Six Months ended June 20, 2005 and 2004

Net sales for the six months ended June 30, 2006 increased $5,067,524 or 18.2% over net sales for the six months ended June 30, 2005. This growth follows a 32.1% increase for the same period ended in 2005 compared with 2004. The Company’s growth rate continues to exceed industry growth rates. Management believes that in addition to the general slow down in construction of new homes in the United States, the aftermath of the severe weather experienced by the southeastern and gulf coast areas in the later part of 2005 carried over into the beginning months of 2006. We expect that we will continue to exceed industry growth rates as a result of our continued expansion into national markets.

Gross margin for the six months ended June 30, 2006 decrease to 36.4% of net sales compared to 38.5% of net sales for the six months ended June 30, 2005. Gross profit was impacted by higher than expected cost of goods sold relating to the start up of the Company’s agency based subsidiary, Import Flooring Group Inc. and a larger percentage of truckload sales. The Company has restructured the operations of Import Flooring Group and expects to return to an approximate 38 % gross profit sales ratio.

Our operating expenses for the six months ended June 30, 2006 were $12,451,610 (37.8% of net sales) compared to $10,067,253 (36.1% of net sales) for the six months ended June 30, 2005. Operating expenses before the restructuring charges of $585,680 were $11,865,930 or 36.0% of net sales. The decrease in operating expenses as a percentage of net sales before the restructuring charges is due to the realization of results from the Company’s expense improvement programs and increases in sales. Management anticipates future declines in the operating expense ratio.

Loss from operations for the six months ended June 30, 2006 were ($445,837) or (1.3%) of sales compared to income of $671,868 or 2.4% of sales for the six months ended June 30, 2005. The 3.7% decrease is attributed primarily to the start up costs of our agency based subsidiary, Import Flooring Group, Inc. and its subsequent restructuring costs. Management anticipates future declines in the operating expense ratio.

Changes in Financial Position for the six months ended June 30, 2006 from the year ended December 31, 2005

Current assets at June 30, 2006 are approximately $43.4 million compared to $43.8 million at December 31, 2005, a decrease of approximately $0.4 million. The decrease is attributable primarily to the restructure of our subsidiary, Import Flooring Group., Inc. and our continued efforts to improve our inventory turnover rate. Our receivables have increased approximately

$1.7 million at June 30, 2006 which is primarily due to our continued sales growth. Inventory decreased $1.4 million at June 30, 2006 from the year ended December 31, 2005. The decrease in inventory relates primarily to our efforts to improve our inventory turnover rate and the restructure of our subsidiary.

Current liabilities remained unchanged at approximately $44.5 million at June 30, 2006 compared to December 31, 2005.

Long term liabilities at June 30, 2006 are approximately $3.3 million compared to $6.7 million at December 31, 2005, a decrease of approximately $3.4 million. The decrease is due to a change in the fair value of the embedded derivative liability relating to a convertible secured note of approximately $4.3 million and an increase in convertible debt, net of discounts of approximately $1.0 million, as more fully described in Note 6 of the consolidated financial statements. The decrease in the embedded derivative liability is primarily attributable to decrease in the instruments fair market value which is driven by the trading price of the Company’s common stock.

Liquidity and Capital Resources

We had cash balances of approximately $310,800 at June 30, 2006 and $552,000 at December 31, 2005.  We have financed our growth with new subordinated debt and increased borrowings from our commercial lender.

The cash used in operations during the six months ended June 30, 2006 were approximately $4.3 million which is primarily due to the net effect of the increase in accounts receivable, decrease in inventory and decrease in accounts payable. This compares to the $5.4 million used in the six months ended June 30, 2005 which was primarily due to the increase in accounts receivable and inventory.

Net cash used in investing activities during the six months ended June 30, 2006 was approximately $406,400 compared to $107,600 for the six months ended June 30, 2005. Capital expenditures consisted of tile finishing equipment to enhance our breadth of products offered.

Net cash provided by financing activities during the six months ended June 30, 2006 was approximately $4.5 million, provided through the issuance of convertible debt of $2.0 million and the issuance of term debt of $2.0. This compared to $5.6 million during the six months ended June 30, 2005. The decrease is primarily attributable to a slightly slower growth rate. The cash provided by these financing activities was used to fund our continued sales growth and our geographical expansion.

During the six months ended June 30, 2006, we issued a $2,000,000 convertible term note to an institutional investor as more fully described in Note 7 to the consolidated financial statements and a $2,000,000 term note to an institutional investor as more fully described in Note 8 to the consolidated financial statements. The notes are subordinate to a revolving credit line with our commercial lender. The combination of these notes and our revolving credit facilities provides us with up to $34 million of working capital. We expect that this debt will be sufficient to support our normal growth in accounts receivable and inventory through 2006. However, our growth through geographical expansion and acquisition is expected to continue to require us to seek additional outside capital to supplement earnings and to strengthen our balance sheet. We expect to raise additional equity through both the public and private debt and equity markets during 2006. However, we cannot assure anyone that we will be able to obtain outside capital, or if we do, that it will be on terms beneficial to us.

The balance due at June 30, 2006 for our subordinated debt was $9 million. The balance due at June 30, 2006 to our commercial lender for the use of the revolving line of credit was approximately $23.2 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, limit our unfunded capital expenditures, a required minimum fixed charge coverage ratio, and a certain inventory turnover ratio. At June 30, 2006 the Company was not in compliance with two of these covenants and obtained a waiver from its commercial lender.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions about future events and their impact on amounts reported in our Financial Statements and related Notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements.

We believe that our application of accounting policies, and the estimates that are inherently required by these policies, are reasonable. We believe that significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005 and the stock-based compensation expense policy adopted January 1, 2006 may involve a higher degree of judgment and complexity.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us are contemplated, threatened or expected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2006, as part of the issuance of a $2.0 million private offering of debt securities with Laurus Master Fund, Ltd., IWT Tesoro Corporation issued a secured term note in exchange for $2.0 million. We also issued a warrant that will allow Laurus to purchase up 333,333 shares of our common stock at $1.12 per share through May 3, 2013. Of the $2.0 million in proceeds received, $14,500 was paid to Laurus’ counsel for legal fees and $56,000 to Laurus Capital Management, LLC for management fees in connection with the transaction through closing and $5,000 to Laurus for due diligence fees. These offering expenses paid on behalf of Laurus totaled $75,500 and were paid in cash. After these expenses, we received net proceeds of approximately $1,924,500. The net proceeds were used for general corporate purposes.

On April 15, 2006, IWT Tesoro Corporation and Laurus Master Fund, Ltd. Entered into an Amended and Restated Registration Rights Agreement that extends the date that Tesoro must file a registration statement for all securities required to be registered by Tesoro on behalf of Laurus.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 17, 2006, Tesoro held its 2006 Annual Meeting of Stockholders. All stockholders of record received an Information Statement and a copy of Tesoro’s Form 10-K for the year ended December 31, 2006. No proxies or votes were requested. By a written consent of a majority of the holders of Tesoro’s outstanding capital stock approved the following:

Electing the following individuals to serve as Tesoro Directors:

Henry J. Boucher, Jr.

Paul F. Boucher

Forrest Jordan

Grey Perna

Carl Anderson, Jr.

James Edwards

Joseph A. Equale

Robert Rogers

Allen Rosenberg

Ratifying the independent public accounting firm of McGladrey & Pullen, L.P. to serve as Tesoro’s auditors for the fiscal year ended December 31, 2006; and

Approving the 2006 Employee Stock Purchase Plan., which became effective on July 1, 2006. Tesoro established the 2006 Employee Stock Purchase Plan to secure for Tesoro, its related companies and its stockholders the benefits of the incentive inherent in the ownership of common stock by employees. The Plan provides employees the right to withhold a percentage of their compensation to be used to purchase shares of Tesoro’s common stock.

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

(b)   Reports on Form 8-K

Form 8-K, filed on April 4, 2006, regarding entering into material agreements with Laurus Master Fund., Ltd.

Form 8-K, filed on April 24, 2006, regarding non-reliance on previously issued financial statements or a related audit report or completed interim review, as amended on May 2, 2006.

Form 8-K, filed on April 24, 2006, regarding non-reliance on previously issued financial statements or a related audit report or completed interim review.

Form 8-K.A filed on May 8, 2008 to amend certain agreements with Laurus.

Form 8-K, filed on May 9, 2006 regarding entering into material agreements with Laurus.

Form 8-K, filed on June 5, 2006, regarding the potential delisting of the Company’s stock. .

Form 8-K, filed on June 20, 2006, regarding satisfaction of listing requirements.

Form 8-K, filed on June 27, 2006, regarding the Board of Directors adopting a Company Stock Repurchase Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

August 11, 2006	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

August 11, 2006	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer