Form 10-Q
period 2006-09-30
IWT TESORO CORP
filed 2006-11-14
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

☒ Yes             ☐ No

Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of November 14, 2006: 11,928,600 shares

IWT TESORO CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Nine Months ended September 30, 2006

PART 1 – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$—	$552,042
Accounts receivable, net of allowance for doubtful accounts and returns of $404,822 and $292,662, respectively	11,350,011	9,910,551
Inventories	33,874,465	32,212,007
Deposit on purchase of inventories	331,278	860,614
Prepaid expenses	363,255	293,047
Total current assets	45,919,009	43,828,261
Property and equipment, net	2,143,574	2,120,422

Other assets	1,017,857	1,013,886
	$49,080,440	$46,962,569
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$17,953,390	$20,165,306
Accrued expenses and other liabilities	1,971,733	1,561,119
Current portion of equipment notes and leases	92,055	101,415
Note payable, revolving line of credit	25,436,522	22,625,500
Current portion of convertible debt	800,007	—
Note payable, other (net of discounts of $129,974)	1,870,026	—
Total current liabilities	48,123,733	44,453,340

Long-Term Debt:
Equipment notes and leases, net of current portion	106,440	176,017
Note payable, revolving line of credit (net of discounts of $3,194,456)	1,805,544	—
Convertible debt, net of current portion (net of discounts of $935,929 and $4,444,448, respectively)	130,731	555,552
Embedded derivative liability, at fair value	—	5,954,462
Total long-term debt	2,042,715	6,686,031
Total liabilities	50,166,448	51,139,371
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,928,600 and 11,701,102 issued and outstanding	11,929	11,701
Treasury stock, 6,000 shares at cost	(9,894)	—
Additional paid in capital	7,355,019	4,189,396
Accumulated deficit	(8,443,062)	(8,377,899)
Total stockholders’ deficit	(1,086,008)	(4,176,802)
	$49,080,440	$46,962,569

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended		The nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Sales	$15,173,449	$14,006,762	$48,145,483	$42,141,461
Cost of Goods Sold	9,578,329	8,277,926	30,544,590	25,443,315
Gross Profit	5,595,120	5,728,836	17,600,893	16,698,146
Operating Expenses:
Warehouse and distribution	2,579,239	2,206,240	7,572,091	5,817,625
Sales and marketing	1,333,839	1,923,521	4,291,838	5,381,340
General and administrative	1,757,293	1,686,324	5,672,372	4,914,560
Restructuring charge	—	—	585,680	—
	5,670,371	5,816,085	18,121,981	16,113,525
Income (Loss) from Operations	(75,251)	(87,249)	(521,088)	584,621
Other Expenses:
Interest expense	(1,612,093)	(554,412)	(4,030,140)	(1,159,173)
Change in fair value of derivative	261,589	(910,773)	4,608,822	(910,773)
Other	18,651	(8,799)	(122,757)	139,883
	(1,331,853)	(1,473,984)	455,925	(1,930,063)
Loss Before Income Taxes	(1,407,104)	(1,561,233)	(65,163)	(1,345,442)

Income Tax Benefit (Expense)	—	—	—	—
Net Loss	$(1,407,104)	$(1,561,233)	$(65,163)	$(1,345,442)
Loss Per Share:
Basic and diluted	$(0.12)	$(0.13)	$(0.01)	$(0.12)

Weighted Average Common Shares Outstanding:

Basic and diluted	11,928,600	11,701,102	11,845,553	11,698,417

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

				Additional	Accumulated
	Common Stock		Treasury	Paid in	Earnings
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2005	11,701,102	$11,701	$—	$4,189,396	$(8,377,899)	$(4,176,802)

Issuance of shares to employees and directors for services rendered	6,300	7	—	12,785	—	12,792

Stock option compensation expense	—	—	—	88,438	—	88,438

Issuance of shares as prepaid interest on subordinated debt	221,198	221	—	486,415	—	486,636

Discount on convertible debt	—	—	—	1,232,345	—	1,232,345

Reclassification of fair value of options and warrants in connection with debt modification	—	—	—	1,345,640	—	1,345,640

Treasury stock at cost	—	—	(9,894)	—	—	(9,894)

Net loss, nine months ended September 30, 2006	—	—	—	—	(65,163)	(65,163)

Balance, September 30, 2006	11,928,600	11,929	$(9,894)	$7,355,019	$(8,443,062)	$(1,086,008)

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(65,163)	$(1,345,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charge	478,794	—
Depreciation and amortization	542,225	305,452
Amortization of loan discount	1,903,071	138,888
Change in fair value of embedded derivative	(4,608,822)	910,773
Common stock issued for services and compensation	12,792	10,600
Stock option compensation expense	88,438	—
Provision for doubtful accounts and reserve for returns	112,160	53,233
Loss on disposal of property and equipment	80,156	16,900
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,227,013)	(1,523,893)
Inventories	(2,176,158)	(7,455,640)
Deposit on purchase of inventories	415,408	82,352
Prepaid expenses and other assets	(177,509)	(614,696)
Increase (Decrease) in:
Accounts payable	(1,171,372)	(11,111)
Accrued expenses and other liabilities	233,095	255,773
Net cash used in operating activities	(6,559,898)	(9,176,811)
Cash flows from investing activities:
Acquisitions of property and equipment	(609,261)	(247,564)
Proceeds from sale of equipment	17,300	—
Net cash used in investing activities	(591,961)	(247,564)
Cash flows from financing activities:
Proceeds from revolving line of credit	53,202,232	50,813,050
Payments on revolving line of credit	(50,224,250)	(45,399,173)
Repayment of notes payable, subordinated debt	—	(338,662)
Repayment of convertible debt	(133,334)	—
Proceeds from issuance of convertible debt and warrant	4,000,000	5,000,000
Debt issuance costs	(156,000)	(267,000)
Treasury stock	(9,894)	—
Payments of long-term debt and capital lease obligations	(78,937)	(102,421)
Loan financing costs	—	(76,135)
Net cash provided by financing activities	6,599,817	9,629,659
Net Increase (Decrease) in Cash	(552,042)	205,284
Cash, Beginning	552,042	507,677
Cash, Ending	$—	$712,961

See notes to the consolidated interim financial statements.

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Cash Paid During the Period for:
Interest expense	$479,936	$1,020,285
Income tax	$—	$26,777
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$243,412	$84,612
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$—	$97,155
Reclassification of note payable to embedded derivative liability	$—	$5,000,000
Payment of interest expense through issuance of common stock	$181,886	$—
Reclassification of embedded derivative liability into equity in connection with debt modification	$1,345,640	$—

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2006

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include IWT Tesoro Corporation and its wholly owned subsidiaries: International Wholesale Tile, Inc., IWT Tesoro International, Ltd, IWT Tesoro Transport, Inc. and The Tile Club, Inc and The Tile Club, Inc.’s wholly owned subsidiary Tesoro Direct, Inc., formerly known as Import Flooring Group, Inc. (TDI) All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The interim financial information included herein is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ deficit and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Earnings (loss) per Share

Basic earnings(loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the period. Diluted EPS is not presented if the effect of the incremental shares is antidilutive. There is no presentation of diluted loss per share as the effect of convertible debt shares, common stock options and warrant amounts were antidilutive.

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

Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company’s revenues are all from floor covering products and services sold throughout the United States with no single customer accounting for more than 10% of net sales. Therefore the Company operates in one segment for management reporting purposes.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified for comparative purposes to conform to the 2006 presentation. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair value method on the date of grant and expensed based on that fair value generally over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash inflow rather than as a reduction of taxes paid. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and, accordingly, provides guidance related to share-based payment transactions for public companies.  The Company adopted SFAS 123R on January 1, 2006 and its adoption did not have a material effect on our consolidated results of operations, financial position or cash flows. The Company’s compensation expense for the three and nine months ended September 30, 2006 was approximately $28,300 and $88,400, respectively, as further described in Note 11.  The financial impact of any stock options granted is determined using the Black-Scholes option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

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

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements for the purpose of materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have material impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes the framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 31, 2006, and early adoption is encouraged. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

NOTE 2              LIQUIDITY AND PROFITABILITY CONSIDERATIONS

Profitability

The Company’s net loss for the nine months ended September 30, 2006 is approximately $65,000 which is net of the change in the fair value of the derivative liability of approximately $4,600,000 as more fully described in Note 6. This follows net losses of approximately $4,344,000, $1,209,000 and $1,865,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As reflected in the consolidated balance sheet as of September 30, 2006, the Company a had working capital deficit of approximately $2,205,000, a deterioration of approximately $1,580,000 from December 31, 2005 at which time we had a working capital deficit of approximately $625,000.

In January 2006 management implemented a plan to improve profitability by reducing projected operating costs in sales and marketing and administrative overhead. The Company improved their operations by increasing sales and controlling operating expenses. For the nine months ended September 30, 2006 operating expenses as a percent of sales was 37.6%, an improvement of 3.2 percentage points from the year ended December 31, 2005, for which operating expenses as a percent of sales was 40.8%.  The Company expanded its plan to reduce operating costs and in June 2006 restructured the operations of its subsidiary Tesoro Direct, Inc., formerly known as Import Flooring Group, Inc. (TDI), as more fully described in Note 3. The Company implemented a 3.5% price increase in February 2006 and plans to continue to periodically adjust prices to reflect changes in costs.

Gross margin decreased for the nine months ended September 30, 2006 to 36.6% of net sales compared to 38.3% for the twelve months ended December 31, 2005. Gross profit was impacted by higher than expected cost of goods sold relating to increase cost to import goods, a larger percentage of lower margin truckload sales and approximately $1.4 million in TDI sales at or near cost related to actively prior to the restructure. The Company has instituted a 6% price increase as of  November 1, 2006 on a majority of its products in order to cover higher shipping and import costs as well as increase margins.

In August 2006, the Company began installing profiling equipment necessary to produce its own bullnose; finishing pieces for floor and wall tile. The profiling equipment became operational in October 2006 and production will replace previously purchased product and potentially increase profitability by lowering the cost of sales for this group of products. The profiling operation is an integral part of the Company’s strategy to control the cost of goods sold by focusing on the production side of our industry’s value chain.

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

In December 2005 the Company signed an agreement with a company to provide market capitalization support services. Additionally, in February 2006 the Company signed an agreement with an investment banking firm to provide general financial advisory services to develop and implement a plan to raise new debt and / or equity capital. The Company is actively working with its investment bankers to raise additional capital in the near term.

The Company hired a consultant to review purchasing and inventory management procedures. The goal of the study is to determine the optimum inventory necessary to maintain high levels of customer satisfaction while improving working capital. The Company continues to work with the consultant’s recommendations to ascertain the optimum inventory levels and improve inventory turnover. Inventory turnover has improved by 11% to 1.2 times (on an annualized basis) for the nine months ended September 30, 2006 from 1.06 times for the twelve months ended December 31, 2005.

As more fully discussed in note 6 the Company received notice of default from its primary lender on November 2, 2006 and the Company has subsequently entered into a forbearance agreement with its primary lender. The Company is in discussions with several banks to restructure and increase its borrowing base and expects to have this completed in the near future.

The Company’s increase in the accounts receivable balance from $9.9 million at December 31, 2005 to $11.4 million at September 30, 2006 is a result of a $6.0 million increase in sales revenue.  The Company has improved the receivable turnover ratio (annualized) to 89.2 at September 30, 2006 from 54.9 at December 31, 2005.

As more fully discussed in the results from operations the Company’s sales growth rate is slowing which is increasing cash flow as more is collected from receivables than is sold and subsequently partially financed through the Company’s revolving credit line. Management believes that its profit improvement program of increasing margins through price increases, lowering cost of goods, such as the in house bullnose operation and reducing overhead costs where possible combined with continued focus on improving inventory and accounts receivable turnover will generate increased cash flow and allow the Company to meet its debt covenant requirements.

NOTE 3              RESTRUCTURING

The Company has restructured the operations of its subsidiary Tesoro Direct, Inc., formerly known as Import Flooring Group, Inc. (TDI). Tesoro Direct, Inc., although similar to its sister Company, International Wholesale Tile, Inc.(IWT), in that both company’s major source of revenue is generated through the wholesale, distribution and brokering of floor coverings throughout the United States. TDI generated revenue from other sources by offering fee based services such as “showroom fees”, charged to vendors for allocating a portion of the California Office/Showroom to display the vendor’s products, “convention fees”, for participating in the annual TDI Floor Covering Convention and “membership fees” charged to customers for participating in exclusivity agreements. The fee based revenue was anticipated to generate a greater percentage of the total overall revenue. However, only 2.6% of the total revenue from July 1, 2005 through September 30, 2006 was a result of this fee based revenue source. IWT Tesoro Corporation determined that the cost to provide these fee based services exceeded the revenue. Therefore, the Company restructured its operations eliminating these services and the associated costs. These costs included the office/showroom space located in San Clemente, California and the office and sales staff based out of this office. As a part of this restructuring the Company entered into an agreement with a former TDI sales person to acquire a portion of the assets and liabilities of TDI related to the fee based revenue activities.  TDI retained a portion of the assets and liabilities related to product sales and continues to sell products throughout the United States.  TDI will facilitate all agency and direct shipment revenue while developing channels for close out lines. TDI recently hired a salesperson dedicated to developing the agency and close out business.

In connection with this restructuring plan TDI incurred the following costs:

1.               One-Time Termination Benefits of $30,400 as severance pay to satisfy the employment contract of a former TDI sales person.

2.               Contract Termination Costs of $62,272 to terminate the San Clemente office/showroom lease agreement, vendor agency agreements, showroom contracts, customer contracts and customer membership agreements.

3.               Other associated costs of approximately $493,000, of which $357,035 is the difference between the value of the assets and liabilities surrendered in the agreement with the former TDI salesperson to purchase certain assets and liabilities of TDI. The Company also incurred attorney’s fees of approximately $22,000 and $113,000 related to the write off on a non-refundable deposit for inventory.

The Company accounted for restructuring costs pursuant to Statement of Financial Accounting Standards (SFAS” No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Through the third quarter of 2006, the Company recorded a restructuring charge in the amount of approximately $585,700 in connection with the restructuring activities. The Company does not anticipate incurring any additional costs with respect to this restructure. Restructuring charges are reflected in a separate line item in the accompanying consolidated statements of operations.

NOTE 4              INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2006	2005
Tiles	$31,524,787	$28,858,620
Inventory in transit	2,349,678	3,353,387
	$33,874,465	$32,212,007

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 5              PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2006	2005

Furniture and fixtures	$320,475	$423,806
Machinery and equipment	1,130,042	859,996
Vehicles	321,572	307,195
Office and computer equipment	714,196	676,304
Leasehold improvements	722,097	676,094
	3,208,382	2,943,395
Less accumulated depreciation	1,064,808	822,973
	$2,143,574	$2,120,422

Depreciation expense for the three months ended September 30, 2006 and 2005 was approximately $99,700 and $90,200, respectively.  Depreciation expense for the nine months ended September 30, 2006 and 2005 was approximately $308,600 and $247,500, respectively.

NOTE 6              NOTES PAYABLE, REVOLVING LINE OF CREDIT

On September 5, 2006, the Company amended and restated the existing revolving line of credit agreement providing up to $26,500,000 of available borrowings with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 8.375% to 8.75% at September 30, 2006) payable monthly.  The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at September 30, 2006 and December 31, 2005 was $25,436,522 and $22,625,500, respectively. The balance at September 30, 2006 of $25,436,522 includes a bank overdraft of $241,229. The line matures December 10, 2006 and contains certain covenants requiring the Company to maintain a certain minimum adjusted EBITDA, a required minimum fixed charge coverage ratio, and certain adjusted tangible net worth. At September 30, 2006 the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants and received a notice of default from its primary lender on October 25, 2006. On November 2, 2006, the bank and the Company entered into a forbearance agreement whereby the bank agreed to forbear the exercise of its rights to December 10, 2006, provided that the Company is not in default of any of its other obligations, which it currently is not, and the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations.

On August 25, 2005, the Company issued a secured convertible revolving note in the aggregate amount of $5,000,000 resulting in net proceeds of $4,733,000 after debt issuance costs of $267,000.  Interest accrued on the principal balance of the note at an annual interest rate equal to prime plus 1.5%.  The note matures on August 25, 2008.  The note was convertible into common stock of the Company at an initial conversion rate of $2.74 per share.  Because the agreement contained certain non-standard anti-dilution provisions and requirements to settle any conversion option with registered shares, the Company was required to account for the conversion option as an embedded derivative requiring separate accounting treatment in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.  Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the embedded conversion option and classified $2,068,317 as a derivative liability that was adjusted to fair value at each reporting date with changes in fair value reported in earnings.  In connection with the convertible notes, the Company issued to the holder of the note a five-year warrant to purchase 511,883 shares of the Company’s common stock at an exercise price of $3.15 per share and an option to purchase 1,170,110 shares of the Company’s common stock at an exercise price of $0.001 per share.  Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and option and classified $3,099,835 and $692,334, respectively, as derivative liabilities that were adjusted to fair value at each reporting date with changes in fair value reflected in operations. The fair values of the options, warrants, and embedded conversion option was estimated at the date of issuance using the Black-Scholes option-pricing model using the following weighted average assumptions: risk-free rate of 4.06%, dividend yields of 0%, and volatility factors of the expected market price of the Company’s common stock of 60.79%.

On March 31, 2006, the Company issued an Amendment to the Security Agreement, dated August 25, 2005 and the Convertible Minimum Borrowing Note, dated August 25, 2005. As a result of the Amendment, the Company is no longer required to make any modifications to the fixed conversion price, or issue additional securities in the event the Company issues common stock at a price less than $2.74 per share

On July 21, 2006, the Company Amended and Restated the Secured Revolving Note dated August 25, 2005 removing all conversion features of the original note. In addition the interest rate was modified as follows: August 25, 2006 thru July 20, 2006, annual interest rate equal to prime plus 1.5%; July 21, 2006 thru August 25, 2008, annual interest rate equal to 8.5%.   The Secured Convertible Minimum Borrowing Note, dated August 25, 2005 was voided.  The Registration Rights Amendment removed all references to the convertibility of the Secured Revolving Note, removed all references to the Secured Convertible Minimum Borrowing Note and removed the provision for liquidating damages as a remedy in the event the Company is unable to deliver registered shares.  As a result, the provisions that required derivative liability classification in accordance with SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities:” no longer exist. The holder of the note no longer has the right to convert any portion of principal or interest into common shares of the Company. The registration rights agreement was modified to remove all “uneconomical” provisions that previously resulted in the requirement to classify the warrants and options to purchase common shares covered by the registration rights agreement as derivative liabilities.  As amended, the registration rights agreement does not preclude equity classification of the warrants and options in accordance with EITF 00-19.

Therefore, the fair value of the embedded derivative liability on July 21, 2006 in the amount of $1,646,269 was eliminated and the $1,345,640 relating to fair value of the options and warrants on the date of modification was recorded as additional paid in capital and the remaining $300,629, representing the fair value of the conversion feature was credited to operations.

The balance of the note net of unamortized discounts as of September 30, 2006 is as follows:

Derivative liability at December 31, 2005	$5,954,462
Change in fair value	(4,308,193)
Balance as of July 21, 2006, modification date	1,646,269
Fair value on date of debt modification	(1,646,269)
Derivative liability as of September 30, 2006	$—

Principal amount of notes	$5,000,000
Fair value - Conversion feature	(1,764,629)
Fair value - Warrants and options	(3,235,371)
Accretion of discount into interest expense	1,805,544
Balance as of September 30, 2006, net of unamortized discounts	$1,805,544

For the three months ended September 30, 2006 and 2005, interest expense related to the revolving credit line amounted to $729,270 and $365,011 respectively.  For the nine months ended September 30, 2006 and 2005, interest expense related to the credit line amounted to $1,641,333 and $941,312 respectively.

Interest expense related to the secured revolving note amounted to $112,541 for the three months ended September 30, 2006 and $342,889 for the nine months ended September 30, 2006.

Amortization of discounts for the conversion feature and warrant related to the secured revolving note resulted in charges to interest expense totaling $147,051 for the three months ended September 30, 2006 and $441,153 for the nine months ended September 30, 2006.

Amortization of discounts for the detachable warrant related to the secured revolving note resulted to charges to interest expense totaling $269,613 for the three months ended September 30, 2006 and $808,839 for the nine months ended September 30, 2006.

The note is secured by a lien on substantially all the assets of the Company, subject to a first priority lien of the Company’s primary financial lender.

The holder of the note had agreed that it will not convert the note, or exercise any warrant or option, into common stock in amounts that would cause the holder’s aggregate beneficial ownership of the Company’s common stock to exceed 4.99%, without 120 days prior notice, or 19.199%, without stockholder approval.

NOTE 7              NOTES PAYABLE – CONVERTIBLE DEBT

On February 10, 2006, the Company issued a secured convertible term note in the amount of $2,000,000 resulting in net proceeds of $1,919,500.  Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 2.0%, payable monthly in arrears commencing on March 1, 2006.  On September 30, 2006, the interest rate was 10.25%.  The note requires monthly principal payments of $66,667 that commenced on August 1, 2006 and continuing until maturity.  The note matures on February 10, 2009.    The note is convertible into common stock of the Company at a fixed conversion rate of $2.17 per share.  Based upon the closing price per share of the Company’s common stock on the date of issuance, there was a beneficial conversion feature with an estimated intrinsic value of $553,593, which is presented as a discount on the note to be amortized into expense over the three year term of the loan using the effective interest method.  In connection with the convertible note, the Company issued to the holder of the note a seven-year warrant to purchase 460,829 shares of the Company’s common stock at an exercise price of $2.39 per share.  The Company estimated the fair value of the warrant and allocated $455,943 of the proceeds of the debt to the warrant which is presented as a discount on the note to be amortized into interest expense over the three-year term of the note using the effective interest method. The aggregate discount allocated to the beneficial conversion feature and the options and warrants was recorded as additional paid in capital at the date of issuance. The fair value of the warrant was estimated at the date of issuance using the Black-Scholes option-pricing model using the following assumptions: risk-free rate of 4.59%, dividend yields of 0%, and a volatility factor of the expected market price of the Company’s common stock of 58.2%.  The Company also issued to the holder, 221,198 shares of the Company’s common stock as prepayment of interest in the amount of $486,636, which was calculated based upon the closing price per share of the Company’s common stock on the date of issuance of $2.20 per share. The prepaid interest is presented as a discount on the note to be amortized into interest expense over the three year term using the effective interest method.

The balance of the note, net of unamortized discounts as of September 30, 2006 is as follows:

Principal amount of notes	$1,866,667
Fair value - Conversion feature	(553,593)
Fair value - Warrants	(942,579)
Accretion of discount to interest expense	560,243
Balance as of Septebmer 30, 2006, net of unamortized discounts	$930,738

Current	800,007
Non-current	130,731
$930,738

Interest expense related to the note amounted to $70,673 for the three months ended September 30, 2006 and $181,886 for the nine months ended September 30, 2006.

Amortization of discounts for the beneficial conversion feature and warrant resulted in charges to interest expense totaling $80,266 for the three months ended September 30, 2006 and $207,476 for the nine months ended September 30, 2006.

Amortization of discounts for the detachable warrant resulted to charges to interest expense totaling $66,108 for the three months ended September 30, 2006 and $170,881 for the nine months ended September 30, 2006.

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

The balance of the note as of September 30, 2006, net of unamortized discounts is a follows:

Principal amount of notes	$2,000,000
Fair value - Warrants	(222,809)
Accretion of discount into interest expense	92,835
Balance as of June 30, 2006, net of unamortized discounts	$1,870,026

Interest expense related to the note amounted to $76,666 for the three months ended September 30, 2006 and $124,999 for the nine months ended September 30, 2006.

Amortization of discounts for the detachable warrant resulted in charges to interest expense totaling $55,701 for the three months ended September 30, 2006 and $92,835 for the nine months ended September 30, 2006.

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

NOTE 9              STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended September 30, 2006, the Company issued 6,300 shares of common stock to several employees under the Stock Incentive Plan for services rendered, based on the closing stock price at the date of issuance, for a total of $12,792, resulting in an equivalent charge to operations.

On February 10, 2006, the Company issued 221,198 shares of common stock to the holder of a secured term note as prepayment of interest in the amount of $486,636, which was calculated based upon the closing price per share of the Company’s common stock on the date of issuance.

Treasury Stock

On June 26, 2006, the Company’s board of directors authorized an employee stock purchase program whereby The Company would purchase up to 150,000 shares of IWT Tesoro’s stock for resale to employees participating in the program. During the three months ended September 30, 2006, the Company purchased 6,000 shares of IWT Tesoro common stock for a total cost of $9,894, at fair market value in the open market.

NOTE 10            INCOME TAXES

Income tax benefit for the three month period ended September 30, 2006 was $-0- as the benefit for income taxes, computed by applying the Federal statutory rate to loss before income taxes, was reduced by the increase in the deferred tax valuation allowance during the period, to adjust deferred taxes to the amount considered by management more likely than not to be realized.

Income tax benefit for the nine month period ended September 30, 2006 was $-0- as the benefit for income taxes computed by applying the Federal statutory rate to loss before income taxes, was reduced by the increase in the deferred tax valuation allowance during the period, to adjust deferred taxes to the amount considered by management more likely than not to be realized.

Income tax expense for the three and nine month period ended September 30, 2005 was $-0- as the benefit for income taxes, computed by applying the Federal statutory rate to loss before income taxes, was reduced by the increase in the deferred tax valuation allowance during the period, to adjust deferred taxes to the amount considered by management more likely than not to be realized.

At September 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9,039,000, which are available to offset future federal taxable income through 2026. Of the change in the valuation allowance, approximately $506,364 was recorded as a reduction to the deferred tax effect of the reclassification of the fair value of the options and warrants in connection with the debt modification recorded in additional paid in capital.

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

Under the modified-prospective-transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified-prospective-transition method compensation cost recognized in the nine-month period ended September 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS No. 123R on January 1, 2006, during the three and nine month periods ended September 30, 2006, the Company recognized additional compensation costs of $28,286 and $88,438, respectively. The adoption of SFAS No. 123R had no impact on basic and diluted earnings per share for the nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plan for the three and nine month period ended September 30, 2005.  For purposes of this proforma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	For the three	For the nine
	months ended	months ended
	September 30, 2005

Net loss as reported	$(1,561,233)	$(1,345,442)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all options	—	(37,902)
Pro forma net loss	$(1,561,233)	$(1,383,344)
Loss per share - As reported
Basic and diluted	$(0.13)	$(0.12)
Loss per share - Proforma
Basic and diluted	$(0.13)	$(0.12)

The following assumptions were utilized in the Black-Scholes option pricing model used to estimate the fair value of stock-based awards.

	Nine Months Ended September 30
	2006	2005

Dividend yield	0%	0%
Expected volatility	58.8%	75.6%
Risk-free interest rate	4.4%	4.3%
Expected life of options (in years)	5.5	5.5
Weighted-average grant-date fair value	$1.42	$1.70

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relative homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogenous groups and the implied volatility of our stock price.

At September 30, 2006, there was $168,400 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.32 years.

The following table represents employee based stock option activity for the three months ended September 30, 2006:

			Weighted-Average
	Number of	Weighted- Average	Remaining Contract
	Shares	Exercise Price	Life in Years

Outstanding options at beginning of period	609,749	$3.14
Granted	—	—
Exercised	—	—
Forfeited	(7,500)	2.80

Outstanding options at end of period	602,249	$3.14	3.59

Options exercisable at end of period	458,883	$3.22	3.87

The following table represents employee based stock option activity for the nine months ended September 30, 2006:

			Weighted-Average
	Number of	Weighted- Average	Remaining Contract
	Shares	Exercise Price	Life in Years

Outstanding options at beginning of period	567,749	$3.21
Granted	50,000	2.50
Exercised	—
Forfeited	(15,500)	3.83

Outstanding options at end of period	602,249	$3.14	3.59

Options exercisable at end of period	458,883	$3.22	3.87

Shares available for future stock option grants to employees and directors under the existing plan were 3,243,918 and 3,293,918, respectively, at September 30, 2006 and 2005.  At September 30, 2006 the aggregate intrinsic value of shares outstanding was $1,095,211, and the aggregate intrinsic value of options exercisable was 863,005.   Total intrinsic value of options exercised was $0 for the nine months ended September 30, 2006.

The following table summarizes our nonvested employee based stock option activity for the three months ended September 30, 2006:

	Number of	Weighted- Average
	Shares	Grant Date Fair Value

Nonvested stock options at beginning of period	150,866	$1.63
Granted	—	—
Vested	—	—
Forfeited	(7,500)	2.80

Nonvested stock options at end of period	143,366	$1.62

The following table summarizes our nonvested employee based stock option activity for the nine months ended September 30, 2006:

	Number of	Weighted- Average
	Shares	Grant Date Fair Value

Nonvested stock options at beginning of period	158,866	$—
Granted	50,000	1.42
Vested	(50,000)	1.56
Forfeited	(15,500)	1.42

Nonvested stock options at end of period	143,366	$1.62

NOTE 12            SUBSEQUENT EVENT

On October 25, 2006, the Company received a letter from its senior credit facility, Bank of America, N.A. stating that certain events of default had occurred and are continuing under its credit facility agreements including that the Company did not attain its minimum adjusted EBITDA for the months ended August 31, 2006 and September 30, 2006, nor did the Company reach its minimum fixed charge coverage ratio for the period ended September 30, 2006.

On November 2, 2006, the Company and its senior credit facility, Bank of America, N.A. executed a Forbearance Agreement stating that the Bank has agreed to forbear the exercise of its rights to December 10, 2006, provided (i) that the Company is not in default of any of its other obligations, which it currently is not, and (ii) the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations.

On November 6, 2006 David Whitwell joined IWT Tesoro as its Chief Financial Officer. As part of his agreement he is to be awarded 30,000 shares of IWT Tesoro stock at the market price on the date of issuance which is expected to be January 6, 2007 which is the next available date for stock to be issued from the IWT Tesoro Employee Stock Incentive Plan.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IWT Tesoro Corporation (the Company) was organized in Nevada on May 3rd, 2000, originally under the name “Ponca Acquisition Corporation”.   Effective October 1, 2002, Tesoro acquired all of International Wholesale Tile, Inc.’s (IWT) common stock from IWT’s three shareholders. IWT was organized in Florida in 1994 as a value added reseller and distributor of porcelain and ceramic tile. In exchange for the IWT stock, the IWT shareholders each received 3.0 million Tesoro shares, representing 87% of Tesoro’s then outstanding common stock.

In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro has three additional wholly owned subsidiaries.  These include IWT Tesoro Transport, IWT Tesoro International, Ltd and The Tile Club, Inc. The Tile Club, Inc has a wholly owned subsidiary named Tesoro Direct, Inc., formerly known as Import Flooring Group, Inc. (TDI)

•                  IWT Tesoro Transport, a USDOT licensed common carrier, organized to act as our freight carrier outside of Florida and to back haul non-household goods into Florida to help generate outside revenue, which has been insignificant through September 30, 2006;

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

•                  Tesoro Direct, Inc., formerly known as Import Flooring Group, Inc. (TDI), formed in June 2005, was organized to support the Company’s growth strategy with an agent- oriented and close-out business models in the floor covering market.

Our principal executive office is located at 191 Post Road West, Suite 10, Westport, CT 06880.  Our telephone number is (203) 221-2770.  Our web site can be found at http://www.iwttesoro.com.   Information contained on our web site is not part of this report.

 RESTRUCTURING

IWT Tesoro Corporation has restructured the operations of its subsidiary Tesoro Direct, Inc., (TDI) formerly known as Import Flooring Group, Inc. (IFG). Import Flooring Group, Inc. although similar to its sister Company, International Wholesale Tile, Inc.(IWT), in that both company’s major source of revenue is generated through the wholesale, distribution and brokering of floor coverings throughout the United States. IFG generated revenue from other sources by offering fee based services such as “showroom fees”, charged to vendors for allocating a portion of the California Office/Showroom to display the vendor’s products, “convention fees”, for participating in the annual IFG Floor Covering Convention and “membership fees” charged to customers for participating in exclusivity agreements. The fee based revenue was anticipated to generate a greater percentage of the total overall revenue. However, only 2.7% of the total revenue from July 1, 2005 through June 30, 2006 was a result of this fee based revenue source. IWT Tesoro Corporation determined that the cost to provide these fee based services exceeded the revenue. Therefore, the Company restructured its operations eliminating these services and the associated costs. These costs included the office/showroom space located in San Clemente, California and the office and sales staff based out of this office. As a part of this restructuring the Company entered into an agreement with a former IFG sales person to acquire a portion of the assets and liabilities of IFG related to the fee based revenue activities.  IFG retained a portion of the assets and liabilities related to product sales and continue to sell products throughout the United States

The Company accounted for restructuring costs pursuant to Statement of Financial Accounting Standards (SFAS” No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Through the third quarter of 2006, the Company recorded a restructuring charge in the amount of approximately $585,700 in connection with the restructuring activities. Of the approximate $585,700 charge approximately $30,400 is attributable to One-Time Termination Benefits in connection with the termination of the employment contract with a former sales representative. Contract Termination costs of approximately $62,300 is attributable to the termination of the office/showroom lease agreement and the termination of the vendor agency and showroom agreements and the customer membership agreements. Other Associated Costs of approximately $493,000 is attributable to the agreement entered into with a former sales representative to purchase certain assets and liabilities and $113,000 for a non refundable deposit on material.  The Company does not anticipate incurring any additional costs with respect to this restructure. Restructuring charges are reflected in a separate line item in the accompanying consolidated statements of operations.

TDI continues to sell products throughout the United States as an agent and through direct shipments. TDI is also developing a non-prime close out line of business to broaden its customer base throughout the United States.

Results of Operations for the three months ended September 30, 2006, 2005 and 2004.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Quarter ending September 30,
	2006	2005	2004

Revenues	$15,173,449	$14,006,762	$11,052,268
Cost of Goods Sold	9,578,329	8,277,926	6,733,909
Gross Margin	5,595,120	5,728,836	4,318,359
Gross Margin Percentage	36.9%	40.9%	39.1%
Operating Expenses	$5,670,371	$5,816,085	$4,640,226
	37.4%	41.5%	42.0%
Loss from operations	(75,251)	(87,249)	(321,867)

Quarter ended September 30, 2006 Compared to Quarter September 30, 2005

Net sales for the three months ended September 30, 2006 increased $1,166,687 or approximately 8.3% over the reported net sales for the three months ended September 30, 2005. This growth follows a 26.7% increase in net sales for the three months ended September 30, 2005 over the three months ended September 30, 2004. Management believes that the lower growth for the three months ended September 30, 2006 was due to a general softening in the new home construction and remodeling activity in the United States. A trend the Company expected. Standard and Poor’s July 6, 2006 survey of the home building industry reports that “Data through April 2006 suggests that new home sales, though still close to record levels, have begun to trend downward”. However, the report goes on to say “We do not view the United States home building industry as operating with a bubble that is now expected to burst”. The Company is continuing to increase its market share of the $2.86 billion wholesale hard floor and wall coverings market by expanding geographical operations and expects to maintain a strong growth rate.

Gross profit for the three months ended September 30, 2006 was $5,595,120 (36.9% of net sales) compared to $5,728,836 (40.9% of net sales) for the three months ended September 30, 2005. Gross profit was impacted by higher than expected cost of goods sold relating to increased inbound transportation and a larger percentage of lower margin truckload sales.

Our operating expenses for the three months ended September 30, 2006 were $5,670,371 (37.4% of net sales) compared to $5,816,085 (41.5% of net sales) for the three months ended September 30, 2005. The decrease in operating expenses as a percentage of net sales is due to the realization of results from the Company’s expense improvement programs. Management continues to evaluate cost improvement programs and anticipates future declines in the operating expense ratio.

Results of Operations for the Nine Months ended September 30, 2006, 2005 and 2004

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Nine Months Ending September 30,
	2006	2005	2004

Revenues	$48,145,483	$42,141,461	$32,171,915
Cost of Goods Sold	30,544,590	25,443,315	19,688,729
Gross Margin	17,600,893	16,698,146	12,483,186
Gross Margin Percentage	36.6%	39.6%	38.8%
Operating Expenses	$18,121,981	$16,113,525	$13,281,245
	37.6%	38.2%	41.3%
Income (loss) from operations	$(521,088)	$584,621	$(798,059)

Nine Months ended September 30, 2006 Compared to Nine Months ended June 20, 2005 and 2004

Net sales for the nine months ended September 30, 2006 increased $6,004,022 or 14.2% over net sales for the nine months ended September 30, 2005. This growth follows a 31.0% increase for the same period ended in 2005 compared with 2004. The Company’s growth rate continues to exceed industry growth rates. Management believes that in addition to the general slow down in construction of new homes in the United States, the aftermath of the severe weather experienced by the southeastern and gulf coast areas in the later part of 2005 carried over into the beginning months of 2006. We expect that we will continue to exceed industry growth rates as a result of our continued expansion into national markets.

Gross margin for the nine months ended September 30, 2006 decreased to 36.6% of net sales compared to 39.6% of net sales for the nine months ended September 30, 2005. Gross profit was impacted by higher than expected cost of goods sold relating to increased cost to import goods, a larger percentage of lower margin truckload sales and approximately $1.4 million in TDI sales at or near cost prior to the restructure.

Our operating expenses for the nine months ended September 30, 2006 were $18,121,981 (37.6% of net sales) compared to $16,113,525 (38.2% of net sales) for the nine months ended September 30, 2005. The decrease in operating expenses as a percentage of net sales is due to the realization of results from the Company’s expense improvement programs. Management continues to evaluate improvement programs and anticipates future declines in the operating expense ratio.

Loss from operations for the nine months ended September 30, 2006 were ($521,088) or (1.1%) of sales compared to income of $584,621 or 1.4% of sales for the nine months ended September 30, 2005.  The 2.5% decrease is attributed primarily to the 3% or $1.4 million decrease in gross profits partially offset by the improvement in the operating expense ratio. Management continues to evaluate our product price mix and plans to implement a price increase in December 2006.

Changes in Financial Position for the Nine Months ended September 30, 2006 from the year ended December 31, 2005

Current assets at September 30, 2006 are approximately $45.9 million compared to $43.8 million at December 31, 2005, an increase of approximately $2.1 million. The increase is attributable primarily to the increase in our receivables of approximately $1.4 million at September 30, 2006 and an increase in inventory of approximately $1.7 million at September

30, 2006 from the year ended December 31, 2005. However, our inventory turnover rate increased 11% to 1.2 times for the nine months ended September 30, 2006 from 1.06 times for the twelve months ended December 31, 2005.

Current liabilities increased approximately $3.7 million at September 30, 2006 compared to December 31, 2005. The increase is attributable to an increase in our revolving line of credit of approximately $2.8 million and additional short term financing arrangements of approximately $1.7 million, as more fully described in Note 7 and 8 of the consolidated financial statements. These changes are consistent with our growth strategies.

Long term liabilities at September 30, 2006 are approximately $2.0 million compared to $6.7 million at December 31, 2005, a decrease of approximately $4.7 million. The decrease is primarily due to the elimination of the embedded derivative liability relating to the amended and restated secured revolving note, as more fully described in Note 6 of the consolidated financial statements.

Liquidity and Capital Resources

We had an overdraft of $241,229 which is reflected in the revolving line of credit balance at September 30, 2006 and $552,000 at December 31, 2005.   We have financed our growth with new subordinated debt and increased borrowings from our commercial lender.

The cash used in operations during the nine months ended September 30, 2006 were approximately $6.6 million which is primarily due to the net effect of the increase in accounts receivable, and inventory and a decrease in accounts payable. This compares to the $9.2 million used in the nine months ended September 30, 2005 which was primarily due to the increase in accounts receivable and inventory.

Net cash used in investing activities during the nine months ended September 30, 2006 was approximately $592,000 compared to $247,600 for the nine months ended September 30, 2005. Capital expenditures consisted of tile finishing equipment purchased to enhance our breadth of products offered and control our product cost.

Net cash provided by financing activities during the nine months ended September 30, 2006 was approximately $6.6 million, provided through the issuance of convertible debt of $2.0 million, the issuance of short-term debt of $2.0 and the increase borrowings from our revolving line of credit. This compared to $9.6 million during the nine months ended September 30, 2005. The decrease is primarily attributable to a slightly slower growth rate. The cash provided by these financing activities was used to fund our continued sales growth and our geographical expansion.

During the nine months ended September 30, 2006, we issued a $2,000,000 convertible term note to an institutional investor as more fully described in Note 7 to the consolidated financial statements and a $2,000,000 term note to an institutional investor as more fully described in Note 8 to the consolidated financial statements.  The notes are subordinate to a revolving credit line with our commercial lender.  The combination of these notes and our revolving credit facilities provides us with up to $34 million of working capital.  We expect that this debt will be sufficient to support our current level of sales.

Our growth through geographical expansion and acquisition is expected to continue to require us to seek additional outside capital.  We expect to raise additional equity through both the public and private debt and equity markets during 2006.  However, we cannot assure anyone that we will be able to obtain outside capital, or if we do, that it will be on terms beneficial to us.

The balance due at September 30, 2006 for our subordinated debt was $8.9 million. The balance due at September 30, 2006 to our commercial lender for the use of the revolving line of credit was approximately $25.4 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a minimum adjusted EBITDA, a required minimum fixed charge coverage ratio, and a certain adjusted tangible net worth. At September 30, 2006 the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants and received a notice of default from its primary lender on October 25, 2006. On November 2, 2006, our senior lender and the Company entered into a forbearance Agreement whereby the bank agreed to forbear the exercise of its rights to December 10, 2006, provided that the Company is not in default of any of its other obligations, which it currently is not, and the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 17, 2006, Tesoro’s board of directors authorized a stock repurchase program of up to 150,000 shares of Tesoro stock in open market transactions. Subject to certain conditions, the shares are expected to be purchased through 2006 under Rules 10b5-1 and 10b18 under the Securities Act of 1934, as amended. A number of the shares described below were purchased outside those rules, but within the purview of Tesoro’s Insider Trading Policy. Depending upon prevailing market conditions and other factors, there can be no assurance that any or all authorized shares will be purchased pursuant to the plan. Tesoro may terminate the stock repurchase plan at any time.

				(d) Maximum Number
			(c)Total Number of	(or Approximate
			Shares purchased as	Dollar Value) of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price Paid	Announced Plans or	Pruchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Program
July 1 - 31, 2006	—	$—	—	150,000
August 1 - 31, 2006	6,000	1.55	6,000	144,000
September 1 - 30, 2006	—	—	—	144,000
Total	6,000	$1.55	6,000	144,000

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

On October 25, 2006, IWT Tesoro Corporation and its subsidiaries received a letter from its senior credit facility, Bank of America, N.A. stating that certain events of default had occurred and are continuing under its credit facility agreements including that the Company did not attain its minimum EBITDA for the months ended August 2006 and September 2006, nor did the Company reach its minimum fixed charge coverage ratio for the period ended September 30, 2006. On November 2, 2006 the Company and Bank of America executed a forbearance agreement, whereby the Bank agreed to forbear the exercise of its rights to December 10, 2006 provided (i) that the Company is not in default of any of its other obligations, and (ii) the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

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

10.38

Amendment dated as of March 31, 2006 to the August 25, 2006 $3.0 million Minimum Borrowing Note (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006)

10.39

Amended and Restated Securities Agreement effective July 21, 2006 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006).

10.40

Amended and Restated $5.0 million revolving note effective August 25, 2005, as amended and restated from time to time (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006).

10.41

Amended and Amended and Restated Registration Rights Agreement dated July 21, 2006 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006).

10.42

Fifth Amendment to the Amended and Restated Loan and Security Agreement dated as of September 5, 2006 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006).

10.43

Form of Amended and Restated Credit Note in the principal amount $26.5 million dated as of September 5, 2006 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2006).

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

(b)   Reports on Form 8-K

Form 8-K, filed on August 21, 2006, regarding an amendment to the $5.0 million note with Laurus Master Fund., Ltd.

Form 8-K, filed on August 22, regarding Tesoro’s purchase of common stock for its Stock Repurchase Plan.  .

Form 8-K, filed on September 6, 2006 amended the credit facility with Bank of America.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

November 14, 2006	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

November 14, 2006	/s/Forrest P. Jordan
Forrest P. Jordan, Chief Financial Officer