Form 10-K
period 2006-12-31
IWT TESORO CORP
filed 2007-04-02
CIK 1119190

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $2,004,891.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  12,103,067 shares as of March 21, 2007

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference the information required by Part III of this Annual Report on Form 10-K from its proxy statement relating to the 2007 Annual Meeting of Stockholders of the Registrant, to be filed within 120 days after the end of its fiscal year ended December 31, 2006.

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

•                  Restraints on pricing flexibility due to competitive conditions in the flooring industry, while taking into consideration factors beyond our control such as increases in freight and tariff charges, and  currency risks;

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

Our markets currently include the United States and Canada. We distribute to our customers from four regional warehouses located in Florida, Ohio, Texas and California. Tesoro provides value added services for our customers ranging from maintaining significant inventories to fulfill daily orders for smaller customers to shipping full truckloads of mixed manufacturers’ product to larger distributors to containers of product shipped directly to our customers from the manufacturer. We also offer private label programs for branded retail sales customers, buying groups, large homebuilders and home center store chains.

Our competition comes from the major full line flooring companies such as Mohawk and Shaw Industries. On a regional basis, there are a number of distributors that import competing products and distribute them to smaller dealers. Many of these regional distributors maintain retail operations as well. These larger distributors are becoming Tesoro’s customers for products that are manufactured for us on an exclusive basis, which can be shipped directly from the factory.

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

To date, we have financed our growth with revolving debt facilities currently provided by The Bank of America and Laurus Master Funds, Ltd. We have also used public and private offerings of our common stock. If adequate financing is not available, we will most likely be forced to slow down our growth.

Background

IWT Tesoro Corporation was organized in Nevada on May 3rd, 2000.  Effective October 1, 2002, Tesoro acquired all of the outstanding common stock of International Wholesale Tile, Inc. (IWT) from its three stockholders. IWT was organized in Florida and has been in continuous operations since 1994. In exchange for the IWT stock, the IWT stockholders each received 3.0 million Tesoro shares, representing 83% of Tesoro’s then outstanding common stock

Tesoro is the parent company and currently has five wholly-owned subsidiaries and one of its subsidiaries has a wholly-owned subsidiary as follows:

Our principal executive office is located at 191 Post Road West, Suite 10, Westport, CT 06880. Our telephone number is (203) 221-2770. Our web site can be found at http://www.iwttesoro.com. Our marketing web sites can be found at http://www.internationalwholesaletile.com and http://www.tesorocolletion.com. Information contained on our web site is not part of this report.

Tesoro’s Business Strategy

We believe that our corporate strategy to grow through augmenting our  product lines, adding to the types of goods and services we provide to our customers, and expanding into new territories, while maintaining our strong commitment to customer service will continue to help us maintain a competitive advantage.  We have been doing this through subsidiaries, each of which are focused on different aspect of the business.   Through our subsidiaries, we can offer a wide range of product at attractive price points, whether our customers want to buy a small amount of product for a specific project or large amount, for inventory and resale. While focused on the same strategy, each subsidiary has slightly different objectives.

International Wholesale Tile, Inc.’s (IWT) Business Objectives

IWT is currently our largest and primary operating subsidiary.  As part of our business model, we have established what we consider is a close relationship with flooring dealers throughout the Sunbelt area of the United States. We feel that we currently provide a purchasing and delivery experience for our customers that meets their business needs and capacities.

The following have been the factors that have been critical to our success with respect to our strategy and philosophy:

•                  We supply quality products;

•                  We are known for our outstanding and personalized customer service;

•                  Our pricing is competitive;

•                  We continually introduce new products to the marketplace; and

•                  We only distribute on a wholesale level and not directly to the consumer.

While we ship product in quantities that can range from small cut orders to full pallets to complete truckloads of mixed products, the current core of our business is the cut order. Cut order sales include less than a pallet of mixed floor, wall and decorative tiles specific to a project.  This special handling defines us as a value-added reseller, rather than merely a distributor and allows us to maintain higher margins.  We do not operate any retail outlets. This non-competitive relationship is unique in the ceramic floor and wall tile distribution industry, has been a key factor in our growth.

Other keys success factors include:

•                  Active merchandising programs through regional advertising,

•                  Assisting our dealers to meet their customers’ demand, with products presented in attractive easy to visualize environments, and

•                  Acting as the extension of our dealer networks’ stock availability by warehousing levels consistent with the dealers’ delivery requirements.

Other Tesoro Subsidiaries’ Business Strategies

•                  The Tile Club (TTC) intends to acquire licensing, manufacturing and distribution rights for high-end designer and artistic based decorative tiles and to act as an agent for foreign manufacturers from whom IWT has acquired exclusive distribution rights.  Tesoro Direct, Inc. f/k/a Import Flooring Group, Inc. a subsidiary of The Tile Club, Inc., distributes lower quality “seconds”, discontinued series  and slower moving floor and wall covering materials.

•                  American Gres, Inc. (AGI) was recently formed to explore the possibility of constructing a state-of-the-art tile manufacturing facility in the Southeast United States.  Our intent is to produce ceramic and porcelain tiles domestically to compete with certain imported goods.  Manufacturing these products locally will also reduce freight and tariff costs associated with imported tiles.  We have targeted a site location, but no final determination has been made.  In November 2006, we  entered into a development agreement with an Italian group to design, develop and manage the manufacturing facility, so long as certain contingencies are met  including obtaining $15 million in financing.

IWT Tesoro Transport, a federally licensed freight broker (USDOT), could expand from a regional to a national distribution system following the recent efforts to generate sales nationwide.  Until this expansion takes place, Transport will remain inactive.  Additionally, IWT Tesoro International, our Bermuda subsidiary, is also inactive.

Pricing Strategy

We maintain a wide distribution of price points for the products we import. Our pricing strategy provides flexibility to customers allowing them to purchase products in quantities that best fit their sales inventory capacities. The lowest volume product package is the cut order or project specific unit. For the cut order unit, we act as a customer fulfillment center. We pick product from full pallets of different material, reassemble and repackage it for the customer. The next level of unit includes single pallets of uniform material shipped individually to the customers’ location. Above the pallet unit is the full truckload of mixed pallets. We land these to our warehouses and reship to the customer. We carry significant levels of inventory to meet the demand for these units and ship most orders within three days of the customers’ order. Our customers can also buy product units directly from the factory. These factory shipping units are full container volumes. The customer can land the product, i.e. pay the freight and duties or purchase the product landed to their location in which case we handle the shipping.

Distribution Centers

Our warehousing and distribution centers currently contain over 483,000 square feet of storage space, in which we maintain over 38.8 million square feet of product ready for immediate shipment to our customers. In 2006, our warehouse configuration included 314,000 square feet in Palm City, FL, 120,000 square feet in Dallas, Texas, 9,000 square feet in Canton, Ohio, and 40,000 square feet in Pomona, CA at a public warehouse facility. As we expand, we will likely need additional satellite warehouse locations.  In 2006 a new automated warehouse tracking system was installed in the Florida warehouse.

Branded Products

IWT has created Tesoro The Collection®, a branded collection of high quality porcelain floor and wall tiles complemented by coordinated decorative borders and listellos. This collection is supported with an extensive merchandising program including grouted display boards and racks, and institutional marketing and advertising. We prominently display the Tesoro line at all of the national and regional flooring exhibitions in which we participate

Factors for Tesoro’s Success

In order to meet our corporate goal of building a national building materials distribution company that is a value added reseller, Tesoro must be successful at accomplishing most, if not all the following objectives:

•	Augment our client base and market penetration by expanding nationally

•	Establishing sub-distribution centers in the West, Midwest and Northeast regions,

•	Creating dealer networks in new territories, and

•	Expanding value added services;

•	Deepen our current customer base penetration by increasing our market share with current dealer customers;

•	Maintain our high level of customer service and satisfaction;

•	Obtain adequate capital to support the necessary inventory levels required by our customers;

•	Continue strengthening our relationships with suppliers to ensure a continuous flow of high quality, competitively priced contemporary designs;

•	Ensure a continuous flow of high quality, current design and competitively priced products;

•	Increase the number and breadth of products we carry, and

•	Strengthen our consolidated balance sheet by reducing our debt to equity ratio.

Given the right opportunity we intend to look to acquire assets of businesses with products and services that complement ours. We further intend to grow by acquiring or merging with existing regional distributors.

The Floor and Wall Tile Covering Industry

The July 18/25, 2006 edition of Floor Covering Weekly (FCW) reported that U.S. floor covering sales for 2005, the last full year for which data is available, reached $24.2 billion, in wholesale dollars, up 5.9% from 2004. The market for ceramic floor and wall tile products in the United States, Tesoro’s major product line, reached $3.1 billion in 2005 up 7.3% from 2004. Sales of ceramic floor and wall products reached approximately 3.3 billion square feet in 2005. By 2010, the consumption of ceramic floor and wall tile in the US is expected to reach 4.3 billion square feet (source; Tile Magazine (www.tilemagazine.com), with an estimated increase of 6% per year (source: www.ceramicworldweb.it). For 2005 Ceramic tile is the second most widely used floor covering material in the U.S., with a market share, according to FCW, of 12.7% behind carpet and area rugs (62.2%) and ahead of hardwood (10.7%).  Carpet and area rugs continue to lose market share to hard flooring products, with a 3.9% growth from 2004 to 2005 compared to overall growth rate for the category of 5.9% for the same period.

The per square foot wholesale price for the products in the floor covering market varies widely. The average price per square foot in 2005, according to FCW, was $0.86. The price ranges from $2.36 for hardwood to $0.48 for vinyl. Ceramic floor and wall tile’s average price in 2005 was $0.94 down from an average of $1.02 in 1997. By contrast, the price of hardwood flooring has increased to $2.36 from $1.83 in 1997. Other types of flooring materials, including carpet have remained relatively stable.

The U.S. floor and wall covering market is impacted by several economic activities. The U.S. population continues to grow and requires additional new and renovated housing. Average house sizes are growing, up approximately 12% since 1994.

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

Sales in the floor covering industry are also influenced by economic and market factors including:

•                  consumer confidence;

•                  spending for durable goods;

•                  interest rates;

•                  turnover in housing, the condition of the residential and commercial construction industries; and

•                  the overall strength of the economy.

Products

We purchase our products on the world market. We import approximately 47% of our products from Italy, 12% from Spain, 21% from Brazil and the balance from Venezuela, Turkey and China. Each foreign manufacturer has registered agents in the United States that work with us, as well as with other distributors. We believe that we maintain close personal contact with our suppliers, visiting the plants regularly and working with suppliers to influence design, quality and reliability. We do not currently purchase any raw materials, but only finished goods.  No one supplier accounts for 10% or more of products.  Our principal suppliers and the countries in which each is located include:

Italy	Spain	Brazil	Turkey	China	United States

Acif	Alfa	Delta Ceramica	Vitra-Eczacibasis	MegaCera USA	America Marazzi
Ceramicasa	Porcelanico	Incepa	Ege Seramik
Ceramiche	Cermaica	Ceramicos	American
Castelvetro		Lume Cermica
Ricchetti Ceramic
Uda Ceramica
Isla Tiles

We carry over 200 separate product lines. A product line consists of several profiles, sizes (of the same tile design, i.e. six inch by six inch, twelve inch by twelve inch) and matching or coordinating borders. Annually we add and delete lines to keep the selection current with industry and consumer trends.   We estimate that there is a 10% turnover in the lines annually. This translates into approximately 20 new lines added each year replacing a similar number of deleted lines. We believe we have ample time to transition into the product lines as the time to manufacture and ship new lines can exceed nine months. This lead-time, allows us to draw down inventory of deleted lines to a minimum level before being eliminated from stock.

We maintain a wide distribution of price points for our product. We establish basic price levels based on the volume of product purchased. We also add additional charges for handling of material. Within price levels there are variances based on the quality, source and composition of the product. The average wholesale price of ceramic floor and wall tile has declined over the long term, reaching $0.94 per square foot in 2005. The 2005 price is a slight increase from the $0.91 per square foot experienced in 2004 but down from the 1997 average price of $1.02. According to the industry magazine, Floor Covering Weekly (July 2005), the market for high- end porcelain tiles and decorative/designer tile has been increasing. The 2005 price seems to bare this out. We emphasize this high-end tile and stone by selectively marketing them to dealers and distributors with customer bases that demand such products

We ship product to our customers in quantities ranging from “cut order” specific to a consumer’s project to full pallets of a single product to full container and truckload packages. These larger quantities allow our customers to stock their own product to service cash and carry consumers.

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

Inventory

We are committed to maintaining inventory levels that support the sales of our customer network. We currently maintain approximately $30.7 million of product in inventory, representing over 2,500 SKU’s (individually numbered product items). We act as the warehouse and fulfillment source for many of our approximately 2,700 dealers and wholesale customers. We target an inventory turn over rate of 1.5 to 2.0.  This turn rate is established to minimize back orders, which are deminis, and to attain our goal of same day shipping for qualified orders.  Since we ship most of our customer orders on the day they are received, our backlog of orders is not material.

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

Ocean freight charges differ from country to country therefore, the selling price is based on factors specific to each international manufacturer. We pay most of our international manufacturers in U.S. dollars. The strength of the U.S. dollar relative to a specific country’s currency will have an impact on the price we pay for product. Additionally, we also take into account that title to our products transfers to us at the port of the originating country. We generally ship between 10 and 20 containers at any one time. We currently estimate that our maximum exposure for loss of any one shipment of product to us would be approximately $75,000.   Based on maritime loss history, cost of ocean marine insurance and our ultimate ability to subrogate against the freight carrier, we self-insure in the event of loss after title is taken. Our in-bound freight cost, gasoline, fuel and other surcharges have increased our shipping costs.

Revenue Source

We generate all our revenue from the U.S. territory and currently have no sales outside the country. Within the United States, the majority, over 92%, of our revenue is derived from the southern region of the country.

Customer Base and Distribution Channels

When IWT first began business in 1994, it started our distribution history focusing on the traditional small and mid-sized floor-covering dealers in the southeastern United States. Later, it expanded its distribution channels over larger regional distributors outside the southeastern United States, home center stores and floor-covering dealers that focus on the builders of new construction units. We maintain separate and coordinated sales forces for each channel of distribution. We sell different product series in each channel to avoid market saturation or channel conflict.  No one distributor or independent dealer sells over 5% of our products.

We currently distribute our products through four separate distribution channels.

•                  The independent retail floor-covering dealer and stocking distributor market is our largest channel. This channel currently accounts for about 43.5% of the sales revenue. These customers, who sell directly to the public, can be either “cut to order” or “stocking” dealers/regional distributors. We currently serve approximately 2,000 customers in this channel through our sales personnel. In addition, we have sub-distributors that handle specific market territories for limited numbers of our Tesoro-The Collection® product packages.

•                  The major home center “buy-it-yourself/do-it-yourself” store market makes up our second distribution channel. These customers typically operate under blanket purchase orders. There are three basic programs for home center stores. The first is a special order program. Consumers place orders from sample boards provided by us to the store. The store representatives forward these orders to us and we ship the product either directly to the consumer or to the store for pick-up by the consumer. The second program is a stocking program, which provides for a home center store to maintain specific product inventories for their cash and carry trade. The third program is “Special Buys”. Under this program the customers purchase large quantities of specific product for special promotions. The home center store channel currently accounts for about 5.6% of our revenue.

•                  Our third channel, accounting for 26.4% of our revenues, is made up of national buying groups. These groups support independently owned, branded floor covering outlets with coordinated buying agreements that require us to market directly to each individual retail outlet. This channel also includes large builders, who staff and maintain captive design centers specifically for their own customers.

•                  Our fourth channel is the bulk sale channel. In this channel we service retail buyers that purchase full truckloads or containers of specific product that is manufactured for us specifically for this program. These products can be drop-shipped from our manufacturer directly to the customer. The customer base for this channel is the United States and Canada. This channel makes up the remaining 24.5% of our sales.

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

Our commission based sales force work with dealers to place the products in showrooms, educate the dealers regarding the quality and variety of product available to them and work with our internal customer service staff to facilitate delivery. IWT employs a twenty-six person full time sales force, most of who have been with us for five years after spending many years in various facets of the tile business.

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

Employees

IWT Tesoro and its subsidiaries currently employ 135 people, of which, 132 are full-time and 3 are part-time, including 55 warehouse staff and 26 salespeople covering sales in the United States and Canada. None of its employees are members of any union. The remaining 54 employees include customer service, accounting and administrative positions. IWT believes that its relationships with its employees are good. Tesoro currently has three employees while the other subsidiaries do not have any employees.

ITEM 1A. RISK FACTORS

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following important risk factors and the other information contained in this report before investing in our stock. The price of our securities could decline because of any of these risks, and you could lose all or part of your investment. You also should read and consider the other information included in this report, including the financial statements and related notes. If any of the events described here occur, our business prospects, financial condition and operating results could be materially affected in a negative manner.

COMPANY RISKS

WE HAVE SIGNIFICANT OUTSTANDING INDEBTEDNESS

Our revolving line of credit with our primary commercial lender is $26.5 million and matures on June 10, 2007. As of December 31, 2006 our outstanding balance was $24.4 million. If we are not able to comply with the covenants and or terms required by our commercial lenders, we could be subject to penalties including additional interest charges or accelerated repayment of the loans.  On October 24, 2006, we received a notice from our senior credit facility that we were in default of certain requirements of their revolving line of credit.  In November 2006, we entered into a forbearance agreement, and as of March 24, 2007, our loan was extended to June 10, 2007.  However, while the lender has agreed to forbear, it has not waived any of its rights resulting from our defaults, and could at any time, exercise any of its rights against us.  We also have approximately $8.7 million of debt with a second lender.  If we are unable to renew or replace our primary loan, we could be forced to severely curtail our operations and sell our assets at a loss to repay this obligation. Substantially all of the company’s assets secure our credit facilities.

OUR CREDIT FACILITY REQUIRES US TO MAINTAIN CERTAIN FINANCIAL AND PERFORMANCE COVENANTS

If we are not able to comply with the covenants and or terms required by our commercial lenders, receive a waiver or forbearance from the lender or cure the violation within the time allowed by the contract, we could be subject to penalties including additional interest charges or accelerated repayment of the loans.

WE HAVE SIGNIFICANT DEBT SERVICE OBLIGATIONS

If the company is unable to meet its debt service obligations under its existing debt structures, our lenders could claim default and impose penalties including increased interest or accelerated repayment of the loans.

A LARGE PORTION OF OUR INDEBTEDNESS IS SUBJECT TO INTEREST RATE ADJUSTMENTS BASED ON THE US PRIME RATE

If interest rates increase, we would experience an increase in our cost of financing that could adversely impact our profitability.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR ACQUISITIONS AND GROWTH.  IF WE CANNOT SECURE ADDITIONAL FUNDS, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS.

To fund our growth, we will need to sell additional equity securities and/or accept debt financing. If we need to obtain additional financing, it may not be available or it may not be available on terms acceptable to us.  There is no limit as to the amount of debt we may incur and we have not adopted any ratio of our equity to debt.  We currently have both a senior revolving credit facility in the principal amount of $24.4 million out of a total available of $26.5 million and subordinated debt of  $8.7 million.   If additional funds are raised through issuing stock, the value of our outstanding stock may be significantly diluted.

WE HAVE SUFFERED NET LOSSES OF APPROXIMATELY $3,439,000, $4,344,000, and $ 1,209,000  FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, and 2004, RESPECTIVELY.   AT DECEMBER 31, 2006, WE HAD A WORKING CAPITAL DEFICIT OF APPROXIMATELY $5.3 MILLION.

If we are not able to generate net profits in the future, we could be forced to raise additional capital or liquidate assets to support our working capital needs of the company.

THE EFFECTS OF SEVERE WEATHER CONDITIONS, SUCH AS RECENT HURRICANES IN THE SOUTHEAST, COULD ADVERSLEY AFFECT OUR SALES.

We do not sell directly to any end user and; therefore, depend on a network of independent dealers and distributors for our sales.  A prolonged interruption of our customers’ ability to sell our product, caused by damage form severe weather, could reduce our sales significantly.

WE MAY BE UNABLE TO PASS ON TO OUR CUSTOMERS INCREASES IN TRANSPORTATION COSTS, WHICH COULD HAVE A MATERIAL EFFECT ON OUR PROFITABILITY.

Significant increases in transportation costs could adversely affect our operating margins and our business, financial condition and operating results. Although we generally attempt to pass on increases in the costs to our customers, our ability to do so, to a large extent, depends on the timing and magnitude of any increase, as well as competitive pressures and market conditions for our products. There have been, in the past and may be in the future, periods of time during which increases in these costs cannot be recovered. During these periods, our profitability could be adversely affected. Likewise, the outbound transportation costs differ depending on how far our products are to be shipped, which may not always be passed on to our customers.

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

If we cannot manage our growth, we could limit our ability to capitalize on new business opportunities that may arise,  implement our business plan or attain our objectives. Additionally, we cannot assure anyone that our personnel, systems and controls will be adequate to support future growth. Our inability to manage growth or to maintain the quality of our products and services could cause us to lose customers and could significantly increase our operating expenses.

IF WE ARE UNABLE TO RETAIN OUR MANAGEMENT TEAM, OUR BUSINESS OPERATIONS AND OUR GROWTH OBJECTIVES MAY BE ADVERSELY AFFECTED.

Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Henry J. Boucher, Jr., our Chief Executive Officer, David Whitwell, our Chief Financial Officer, and Forrest Jordan,  Paul F. Boucher and Grey Perna, each of whom is a Senior Vice President, as well as other members of our management.  While we do have written employment agreements with each of these individuals, we currently do not have employment agreements with all our employees. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and operating results. We may not be able to maintain and achieve our growth objectives should we lose any or all of these individuals’ services.

GENERALLY, WE MUST PAY ALL COSTS AND EXPENSES INCURRED WITH DEFENDING ANY ACTIONS ALLEGED AGAINST ANY OF OUR DIRECTORS.

Our articles of incorporation and bylaws allow us to indemnify our officers and directors against losses sustained or liabilities incurred arising from any transaction in that officer’s or director’s respective capacity.  We have entered into separate indemnity agreements with each of our executive officers and directors.  We purchase Directors and Officers Liability Insurance to protect the company against any such allegations.  Any obligations we incur defending any such allegations that exceed the limits of our insurance coverage could adversely affect our cash flow and profitability.

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

In addition, certain provisions of Nevada law where Tesoro is incorporated  could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Nevada law provides that not less than two-thirds stockholder vote is required to remove a director, which could make it more difficult for a third party to gain control of our board of directors. Nevada law also provides that our preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as our board of directors determines by resolution and without shareholder approval. Our board of directors could issue preferred stock with dilutive or voting preferences to delay, defer or prevent stockholders from initiating a change in control of the company or reduce the rights of stockholders to the net assets upon dissolution. Nevada also specifies that our articles of incorporation may require not less than two-thirds vote of the stockholders for approval of certain business combinations.

RISKS IN THE FLOOR AND WALL COVER INDUSTRY.

THE FLOOR AND WALL COVERING INDUSTRY CAN BE CYCLICAL AND PROLONGED DECLINES IN RESIDENTIAL OR COMMERCIAL CONSTRUCTION ACTIVITY COULD ADVERSELY AFFECT OUR BUSINESS.

Our industry depends on residential and commercial construction activity, including both new construction, as well as remodeling. New construction activity and remodeling to a lesser degree, is cyclical in nature and a prolonged decline in residential or commercial construction activity could have a material adverse effect on our business, financial condition and operating results.

WE FACE INTENSE COMPETITION IN OUR  INDUSTRY, WHICH COULD DECREASE DEMAND FOR OUR PRODUCTS AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY.

This industry is highly competitive. We face competition from a large number of domestic and foreign importers and independent distributors.   Some of our existing and potential competitors may be larger and have greater resources and access to capital than we do. Maintaining our competitive position may require us to make substantial investments in our product design efforts, distribution network, and sales and marketing activities. Competitive pressures may also result in decreased demand for our products and in the loss of market share.  In addition, we face, and will continue to face, pressure on sales prices of our products from competitors, as well as from our customers. As a result of any of these factors, there could be a material adverse effect on our sales and profitability. Hard flooring products also face competition from alternative products such as carpet and vinyl.

INVESTMENT RISKS

IN THE FUTURE WE MAY ISSUE MORE SHARES OF OUR SECURITIES, ESPECIALLY INCLUDING COMMON STOCK. THIS WOULD REDUCE INVESTORS PERCENTAGE OF OWNERSHIP AND MAY REDUCE OUR SHARE VALUE.

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

OUR COMMON STOCK IS LISTED ON THE OTCBB, AND AS SUCH, IT MAY BE DIFFICULT TO RESELL YOUR SHARES OF STOCK AT OR ABOVE THE PRICE YOU PAID FOR THEM OR AT ALL.

Securities trading on the Over-The-Counter Bulletin Board like ours ordinarily have much lower trading volume than on the NASDAQ Capital Market (formerly NASDAQ SmallCap). Very few market makers take interest in shares traded over-the-counter; and, accordingly, the markets for such shares are less orderly than is usual for NASDAQ or the American Stock Exchange (AMEX) traded securities. As a result of the low trading volumes ordinarily obtained in over-the-counter markets, sales of our securities in any significant amount can generally not be absorbed without a dramatic reduction in price. Moreover, thinly traded shares in the over-the-counter markets are more susceptible to trading manipulations than is ordinarily the case for more actively traded shares.  As of the date of this report, our common stock has traded on a very limited and sporadic basis.

The trading price of our securities may be highly volatile and could be subject to wide fluctuations in response to factors such as the active float of our securities could be small, meaning that relatively small trades of our securities could materially effect the share price and other general economic or stock market conditions, many of which are beyond our control.

OUR STOCK PRICE IS HIGHLY VOLATILE AND INVESTING IN OUR STOCK INVOLVES A HIGH DEGREE OF RISK.

The market price for shares of our common stock, has and could likely continue to, fluctuate and be extremely volatile in the future, as it has in the past.   Our stock has traded between $.51 and $2.70 during 2006.  This volatility is a result of our common stock being so thinly traded.   Factors that have affected and may continue to affect the market price of our common stock include:

•                  actual and anticipated fluctuation in our operating results;

•                  lack of research coverage for companies with small public floats like us;

•                  adverse weather in the Southeast; and

•                  our ability to control our growth.

Additionally, the future sale of a substantial number of shares of common stock by existing stockholders or by us may have an adverse impact on the market price of the shares of common stock being offered hereby.  Because our stock price is so volatile, investing in our common stock is highly risky and a potential investor must be able to withstand the loss of their entire investment in our common stock.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  Tesoro has been delinquent in two of its filings and the OTC Bulletin Board only permits two delinquencies in any two year period. If Tesoro is delinquent with our required listings within the next 18 months we would be removed from the OTC Bulletin Board.  Following any removal, Tesoro’s shares again become eligible for quotation on the OTCBB when it has filed periodic reports for one year in a timely manner.

BECAUSE TESORO HAS BEEN DELINQUENT IN ITS PERIODIC FILINGS, ITS DISCLOSURE CONTROLS AND PROCEDURES MAY BE INEFFECTIVE.

Our Annual Report on Form 10-K for the year ended December 31, 2005 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 were both delinquent.  The delays were substantially due to Tesoro’s ineffective monitoring of new SEC releases, discussion and recommendations and became aware of a release that required it to re-analyze its accounting treatments for certain debt instruments.  Tesoro is now actively monitoring the SEC website on a timely and consistent basis so that it can incorporate any changes or modifications to its preparation of reporting and other filings.

“PENNY STOCK” REGULATIONS MAY IMPOSE RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that is not traded on a national securities exchange or NASDAQ and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our securities are currently included on the OTC Bulletin Board and are trading at less than $5.00 per share at any time, our stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include investors that have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or together with the investor’s spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the securities and must receive the purchaser’s written consent to the transaction prior to the purchase.

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

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR STOCK AND DO NOT INTEND TO IN THE NEAR FUTURE, A PURCHASER OF OUR STOCK WILL ONLY REALIZE A GAIN ON HIS OR HER INVESTMENT IF THE MARKET PRICE OF OUR SECURITIES INCREASES.

We have never paid, and do not intend to pay, any cash dividends on our common stock in the current year. Therefore, an investor in this offering, in all likelihood, will only realize a profit on his investment, in the short term, if the market price of our common stock increases in value.

A SMALL NUMBER OF STOCKHOLDERS WILL STILL OWN MOST OF OUR SECURITIES.

As of March 20, 2007, and assuming no conversion of any derivative securities such as warrants, options or convertible notes, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 81.6 % of our outstanding common stock.  As a result, our executive officers and directors collectively are be able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

ITEM 2.                        PROPERTIES

Executive Office Space — Connecticut

Tesoro currently subleases office space in Westport, Connecticut. We pay a base service fee of $2,400 per month and automatically renewed the lease every six months. Tesoro anticipates that it will be securing a more permanent space in the foreseeable future.

Warehouse and Office Space — Florida

IWT signed a 15-year operating lease for 300,000 square feet of adjacent warehouse facilities in Palm City, FL.  Within the 300,000 square feet warehouse facility there is 20,000 square feet (on two floors) of office space. Effective August 1, 2006, IWT entered into an agreement to lease 14,000 square feet in Palm City to house our bullnose operation. The lease is a 15-year operating lease through 2021 and is located adjacent to the existing warehouse facilities.

Warehouse Space - Texas

Effective December 1, 2004, IWT entered into an agreement to lease warehouse space in Dallas, Texas.  Over the first 18 months IWT phased in the use of warehouse space and now occupies the full 120,000 square feet.  The lease is for 64 months. The average monthly lease amount is approximately $46,000, based on the life of the lease and includes, in addition to the lease space, common area charges, taxes, insurance and management fees. The new warehouse space is our first warehouse facility outside Florida.  IWT expects that it will support its current customers and sales force in Texas and in the Southwest.  This new location is also part of IWT’s strategic plan to increase its sales and customer service throughout the Sunbelt (southern and southwestern United States).

Contract Warehouse Space - California

Effective July 1, 2005 IWT and IFG entered into separate agreements with WSI, a warehouse management company in Pomona, California. The contract provides for flexible storage space based on demand and handling charges.

Warehouse Space - Canton Ohio

Effective February 15, 2006 IWT assumed the lease for 9,270 square feet of warehouse and office space in Canton Ohio.  Monthly expense is approximately $6,000 and the lease runs through January 31, 2008.

Tesoro’s operating lease costs

Total estimated costs of our long-term operating leases as of December 31, 2006, are as follows:

2007	$2,036,000
2008	2,067,000
2009	2,098,000
2010	1,818,000
2011	1,627,000
Thereafter (remaining portion of a 15 year lease)	15,382,000
Total payments	$25,028,000

ITEM 3.                        LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.                        MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)          Market Information

We have been filing periodic reports with the Securities and Exchange Commission since October 2000. Our common stock has been trading on the OTC Bulletin Board since December 17, 2003 under the symbol “IWTT” on a limited and sporadic basis and there is no established public trading market for our common stock nor may there ever be.  We were delinquent in filing our Annual Report on Form 10-K for the year ended 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.  During the time our filings were not on time, our stock traded under the symbol “IWTTE.OB”  Since then, we have filed our quarterly reports in a timely manner.  The OTC Bulletin Board only permits two delinquencies in any two year period.  If Tesoro were delinquent again in filing any of its periodic reports through March 31, 2008, our common stock will be delisted from trading on the OTCBB.

The following table presents the range of high and low sale prices for the common stock as reported by the OTC Bulletin Board for the period so noted:

	High Bid	Low Bid
2003
December 17 — January 31	$6.50	$6.00
2004
First Quarter	$6.25	$5.00
Second Quarter	$5.25	$4.00
Third Quarter	$4.25	$2.25
Fourth Quarter	$3.75	$2.48
2005
First Quarter	$2.55	$1.60
Second Quarter	$2.95	$1.60
Third Quarter	$3.15	$2.60
Fourth Quarter	$2.70	$2.10
2006
First Quarter	$2.70	$1.14
Second Quarter	$1.25	$.51
Third Quarter	$2.00	$.75
Fourth Quarter	$2.45	$1.50
2007
January 1 — March 15	$2.45	$1.20

(b)          Our Stockholders

At March 28, 2007, 12,028,067 shares of common stock were outstanding, which were held by approximately 314 stockholders of record.  Through December 31, 2006, Tesoro repurchased 6,105 shares at fair market through a single broker-dealer.

(c)           Our Dividend Policy

We have never paid, and do not intend to pay, any cash dividends on our common stock for the foreseeable future.  Therefore in all likelihood, an investor in this offering will only realize a profit on his investment, in the short term, if the market price of our common stock increases in value.

(d)           Securities Authorized to be Issued Under our Equity Compensation Plans

	(a) Number of Securities to be issued upon Exercise of Outstanding options, warrants and rights(1)		(b) Weighted-average Exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))

Equity compensation plans approved by stockholders	602,249		$3.14	3,397,751
Equity compensation plans not approved by stockholders	0		0	0
Total	602,249	(2)	$3.14	3,397,751

(1)           Tesoro’s Stock Incentive Plan includes the right to grant options and to issue restricted stock and the Plan was approved by Tesoro’s then sole stockholder in December 2001. This number reflects 56,800 registered shares issued pursuant to the Plan through December 31, 2006. In January 2004, all the shares underlying the Plan were registered pursuant to a registration statement on Form S-8 and those shares already issued were registered for resale, all pursuant to a registration statement on Form S-8.

(2)           Of the 602,249 options granted, 511,900 are vested.

(e)           PERFORMANCE GRAPH

COMPARE CUMULATIVE TOTAL RETURN
AMONG IWT TESORO CORPORATION
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 23, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	FISCAL YEAR ENDED
COMPANY/INDEX/MARKET	12/23/2003	12/31/2003	12/31/2004	12/30/2005	12/31/2006

IWT Tesoro	100.00	100.00	41.67	45.00	33.33
General Building Materials	100.00	100.00	123.60	132.25	162.22
NASDAQ Market Index	100.00	100.00	109.60	110.79	122.16

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

	2006	2005	2004	2003	2002 (1)
Statement of earnings data:

Net sales	61,606,657	55,589,223	44,680,619	32,604,546	25,387,708
Cost of sales	39,627,458	34,295,418	27,790,173	19,814,514	15,268,535
Gross profit	21,979,199	21,293,805	16,890,446	12,790,032	10,119,173
Operating expenses	24,472,718	22,696,358	17,426,918	13,562,593	8,694,101
Operating Income (loss)	(2,493,519)	(1,402,553)	(536,472)	(772,561)	1,425,072

Interest expense	(5,434,819)	(2,090,765)	(627,439)	(480,139)	(328,920)
Change in fair value of derivative	4,608,822	(954,462)
Other income (expense), net	(81,988)	150,005	(45,485)	(15,421)	(15,788)

Income (loss) before income taxes	(3,401,504)	(4,297,775)	(1,209,396)	(1,268,121)	1,080,364

Income tax benefit (expense)	(37,875)	(45,682)	—	(597,196)	597,174

Net income (loss)	$(3,439,379)	$(4,343,457)	$(1,209,396)	$(1,865,317)	$1,677,538

Earnings (loss) per share
Basic and Diluted	$(0.29)	$(0.37)	$(0.10)	$(0.17)	$0.15

Weighted average common shares outstanding
Basic and diluted	11,902,895	11,699,425	11,679,028	11,197,655	10,845,775

Balance sheet data

Total assets	$44,271,678	$46,962,569	$33,107,481	$21,702,266	$11,062,676
Working capital (deficit)	(5,277,348)	(625,079)	14,203,837	9,581,191	2,901,965
Long term obligations	2,435,855	6,686,031	16,520,165	10,129,745	5,486,800
Stockholder’s equity (deficit)	(4,432,191)	(8,377,899)	(4,034,442)	(2,825,046)	(1,351,944)

(1)                                  Tesoro acquired International Wholesale Tile on October 1, 2002. Financial statements for the year ended December 31, 2002 represent pro-forma audited statements. During the first nine months of 2002, IWT was taxed as an “S” corporation. Accordingly, no provision or liability for Federal income taxes is reflected. Instead, the stockholders were liable for individual Federal income taxes on their respective share of IWT’s taxable income.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

IWT Tesoro Corporation (Tesoro) was organized in Nevada on May 3rd, 2000.  Effective October 1, 2002, Tesoro acquired all of International Wholesale Tile, Inc.’s common stock from its three stockholders. In exchange for their International Wholesale Tile stock, the three stockholders received shares, representing 83% of Tesoro’s then outstanding common stock.  International Wholesale Tile was organized in Florida and has been in continuous operations since 1994.

Our primary business is to merchandise, market, and supply building materials, specifically floor and wall tiles, decorative floor medallions, floor and wall moldings and borders.  We import products predominantly from Italy, Spain, South America and China. Tesoro’s primary operating subsidiary, International Wholesale Tile distributes product throughout the US from warehouses in Florida, Texas, California and Ohio.  In September 2006, we installed tile producing equipment at our Palm City, Florida location and began producing our own “bullnose” finishing pieces for floor and wall tile.  Profiling our own “bullnose” enables us to better coordinate dye lots, reduce inventory carrying costs and reduce lead times.

We have two other active subsidiaries. The first is Tesoro Direct, Inc. f/k/a Import Flooring Group, Inc., which sells factory direct, closeouts and agency sales throughout the US. In 2006, we also established a new subsidiary, American Gres Inc. (AGI), to explore the possibility of constructing a state-of-the-art tile manufacturing facility in the Southeastern United States.  AGI has entered into an agreement with an Italian management company to design, build and ultimately operate the manufacturing facility.  The agreement is contingent on a number of factors including our successful raising of $15 million worth of new capital.

Tesoro also has several inactive subsidiaries including The Tile Club, IWT Tesoro Transport, Inc. and IWT Tesoro International, Ltd.

Our principal executive office is located at 191 Post Road West, Suite 10, Westport, CT 06880. Our telephone number is (203) 221-2770. Our web site can be found at http://www.iwttesoro.com.  Information contained on our web site is not part of this report.

Business Strategy

The Tesoro business strategy is to expand our business, both in terms of distributing floor and tile coverings throughout the United States and in producing more of our own products.  We believe we have the infrastructure and experience to continue to organically grow our business, as well as acquire additional distribution in new regions of the US, where we have limited or no presence.  We believe we will be able to leverage our existing infrastructure and thus improve the profitability as the revenue base expands.

Our growth over the last few years results from several areas.  We have expanded our truckload and builder sales program especially in the Texas and California markets which we have only recently entered.  We have also selectively added additional sales personnel to capture more revenue within key territories.

Another aspect of our business strategy is to manufacture some of the product we currently import.  We believe that having our own manufacturing capability will allow us to distribute a wider price range of products, significantly grow our revenue base and improve profitability by

•                                          capturing both the manufacturing and distribution margin,

•                                          enhancing our customer service by shortening order lead and delivery times,

•                                          lowering our inventory carrying costs, and

•                                          more efficiently utilizing our warehouse

In the fourth quarter of 2006 we began manufacturing certain trims and bullnose accessories at our Florida distribution facility.

Our Market

We operate in a large growing market.  The US market for ceramic and porcelain floor and wall coverings is approximately $3.2 billion per year and growing.  Hard floor surface (wood and tile) sales are growing at an increasing rate as the result of many factors including population growth, increasing house sizes and the health benefit and environmentally friendly nature of stone and tile compared to carpet. Our market share is approximately 2% of the floor and wall tile segment.  In addition, the natural stone market (marble, travertine and granite), in the U.S. is approximately $3 billion.  Our market share of the stone segment in 2006 was de minimus because we only recently entered this market.

Our markets currently include the United States and Canada. We distribute to our customers from four regional warehouses located in Florida, Ohio, Texas and California. Tesoro provides value added services for our customers ranging from maintaining inventories to fulfilling daily orders for smaller customers to selling full truckloads of mixed manufacturers’ product to larger distributors to shipping containers of product directly to our customers from the manufacturer. We also offer private label programs for branded retail sales customers, buying groups that serve homebuilders and home center store chains.

Our competition comes from the major full line flooring companies such as Mohawk and Shaw Industries.  These companies sell carpet and wood flooring products in addition to tile and stone. On a regional basis, there are a number of distributors that import competing products and distribute too many of the same dealers as we do. Many of these regional distributors maintain retail operations as well. These larger distributors are becoming Tesoro’s customers for products that are manufactured for us on an exclusive basis, which can ship direct from the factory.

Our growth rate in 2006 slowed to 11% from 25% in previous years.  We believe this slower growth was impacted by the slowing residential new construction market and the residual impact from the 2005 hurricanes in the Southeast.  The majority of our dealers and small wholesale customers also serve the remodeling component of the residential construction market, which is generally less affected by slowing housing starts and changing interest rates.

Investment in New Territories

During the last few years, our operating results have also been impacted by the significant start-up costs associated with expanding geographically into Texas and California, two of the largest tile markets in the US. These costs include leasing and stocking warehouse space, hiring and compensating a sales force until sales reach commissionable levels, identifying and setting up new dealers with merchandising support, marketing materials, and in store sampling programs.  We also acquired a small warehouse in Canton, Ohio in 2006 to better support the Midwest. We believe it takes three to four years for a new territory to generate sales capable of covering its operating costs.  To date, the new warehouse locations have not been profitable.   In 2007, management is focused on growing revenues and improving the operating performance of these new territories by maintaining our fixed warehouse and operating costs at current levels and increasing our commissioned sales force.

Profitability

Net Loss

Tesoro’s net loss for the twelve months ended December 31, 2006 is approximately $3.4 million, compared to the fiscal year 2005 loss of $4.3 million.  Included in the 2006 loss is a $4.6 million change in the fair value of the derivative liability associated with the $5.0 million secured convertible revolving note. Also in 2006 we recognized $2.6 million of non-cash amortization of loan discounts in interest expense associated with the $5.0 million revolving line of credit and the two $2.0 million term loans (see Note 6 of the Financials for more details).  Also included in the 2006 net loss is the Tesoro Direct subsidiary loss of $2.3 million, which includes a one-time restructuring charge of $915,000. Overall the investment in new territories, our high administrative overhead costs associated with being public and our high interest and finance costs associated with our heavy debt have contributed to our losses in the last several years.

Gross Margin

The gross margin percentage decreased in 2006 to 35.7% of net sales compared to 38.3% for 2005. The decrease in gross profit margin was impacted by several factors.  First, there was a shift in our product mix towards a greater percentage of truck load and builder program sales, which have a lower gross profit margin, but require less warehouse and operational support. Additionally, the $1.7 million of Tesoro Direct Inc. revenue was sold at or near cost which lowered the overall gross margin 1.4%. The gross profit margin was also reduced by price increases from our suppliers and increased shipping and importing costs.  We phased in a price increase in the fourth quarter.

Operating Costs

Generally, our operating costs consist of salaries and wages, including commissions, delivery costs, leased warehouse space, other general and administrative cost, insurance, professional fees for auditors and lawyers, and depreciation of our fixed assets.  Generally in the short term the majority of our expenses are fixed with delivery and sales commissions varying directly with sales.

Implementing Management’s Plan to Help Improve Profitability

In early 2006, management implemented a plan to help improve profitability by reducing operating costs, primarily sales and marketing. The company reduced most of its advertising and promotion expense. For the year ended December 31, 2006 operating expenses, excluding restructuring charges, as a percent of sales was reduced 2.6% to 38.2% from 40.8% for the year ended December 31, 2005.

Additionally, approximately $1.0 million of Tesoro’s annual operating expense was eliminated with the restructuring of Tesoro Direct, Inc, as we discuss below.  Finally, in December 2006 we implemented a new real-time warehouse tracking and inventory management system in our Florida warehouse, which we anticipate will help increase our efficiencies and allow us to handle and ship more products with fewer personnel.

Restructuring of Tesoro Direct, Inc.

In 2006, Tesoro restructured the operations of its subsidiary and changed the name to Tesoro Direct, Inc. (TDI) from the Import Flooring Group, Inc.  TDI is now focused on selling factory direct, non-prime product, close out and agency sales.   Previously, it focused on wholesaling, distributing, and brokering of floor coverings throughout the United States as well as developing fee based revenue.  The revenue from fee based services such as showroom fees, convention fees and membership fees was anticipated to generate a greater percentage of the total overall revenue.  However, less than 2.7% of Tesoro’s revenue from July 2005 to June 2006 was a result of this fee based revenue source. Tesoro determined that the cost to provide these fee based services exceeded the potential revenue. Therefore, Tesoro restructured  TDI’s operations by eliminating these services and the associated costs, including an office/showroom space located in San Clemente, California and the staff based out of this office. As a part of this restructuring, Tesoro entered into an agreement with a former sales person to acquire a portion of the assets and liabilities related to the fee based revenue activities. TDI retained a portion of the assets and liabilities related to product sales.

Tesoro accounted for restructuring costs pursuant to Statement of Financial Accounting Standards SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and recorded a restructuring charge of approximately $915,000 as more fully explained in Note 3 to the Notes to the Consolidated Financial Statements.

Liquidity

We have financed our operating losses and geographical growth with debt.  While the actual expenses associated with the start-up of the geographical expansion pass through our operating statement, the cash flow has been provided by our lenders.  We have used a combination of revolving lines of credit and subordinate debt to support the inventory, receivable growth and the start up costs, including sales personnel, warehouses and in store sampling.  The impact of this financing approach is two fold.  First, our overall operating results are negatively impacted by the expenses incurred during the start up periods, including the carrying costs of the start up inventories.  Second, financing the losses from our start up territories and our restructured operations with short term debt has had a negative impact on our working capital.  We currently have a negative working capital of approximately $5.3 million.

We have two sources of debt capital.  Our primary lender is a major commercial bank that provides us with up to $26.5 million dollars of revolving credit.  This revolving credit is based on the value of our accounts receivable and inventory and changes every day as we collect from our customers and sell them more products.  The second part of our debt structure is a series of loans that are subordinate to the commercial bank’s credit.  This series of subordinate loans consists of a $5.0 million dollar revolver similar to the commercial bank’s revolver and two $2.0 million term loans, for a total of $9.0 million of subordinate debt.  These subordinate debts include options, warrants, conversion rights and prepaid interest in the form of shares issued or issuable to the subordinate debt lender.  The fair value of the securities underlying these options, warrants and conversion rights has been recorded as a discount to the loans and credited to the additional paid in capital of the company.  The value of the shares issued as prepaid interest has been netted against the related debt in the Company’s balance sheet.  The amortization of discount and the prepaid interest (approximately $220,000 per month), while not a cash expense, creates a significant burden on the on the earnings of the company.  The remaining life of the amortization is approximately two years.

We are in discussions with several banks to restructure and extend our revolving line of credit and expect to have this completed in the near future.  The Company received notice of default from its primary lender on November 2, 2006 and the Company has subsequently entered into a forbearance agreement with its primary lender.  A key provision of the forbearance agreement was the requirement to have an outside third party firm review our operations.  Their report concluded that the company’s operations were viable and the base Florida operations generated reasonable profits.  However, the Texas and California facilities were not yet profitable and a profitability improvement plan needed to be developed and implemented. The report further identified an opportunity to improve the profitability of one of our customer groups.  The report also noted the need to continue reducing excess inventory and improve the inventory turnover rate.

During 2006 we hired an inventory consultant to recommend improvements in inventory turnover while still maintaining high customer satisfaction. While sales grew 11%, our inventory decreased $1.5 million and inventory turnover improved to 1.3 times (on an annualized basis) for the twelve months ended December 31, 2006 from 1.06 times for the twelve months ended December 31, 2005.  We have targeted inventory turnover of 1.5 to 2.0 and are aggressively selling slower moving and excess inventory.

We recognize the need for additional equity financing to improve our liquidity and have engaged several investment banks and financial advisory firms to assist us in raising capital.  We are in active discussions with several entities concerning an equity investment.

Conclusion

A combination of slowing sales growth and stable receivables generates cash flow for Tesoro. In the fourth quarter of 2006 $1.5 million in cash from operations was generated of which the majority was used to reduce payables and the revolving line of credit.  Management believes that its profit improvement initiatives of increasing product prices, lowering cost of goods and reducing overhead costs where possible, combined with an increased focus on new territory sales growth will lead to profitable results.  Continued improvement of inventory turns and longer term financing will improve liquidity.

Results of Operations

The following discussions and analyses should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K.

Results of Operations for the Years ended December 31, 2006, 2005 and 2004

We have been in a sustained growth mode over the last several years while maintaining targeted gross margin rates. However, we have suffered net losses and currently have a working capital deficit.

	For the Years Ended December 31,
	2006		2005		2004
Revenues	$61,606,657	100.0%	$55,589,223	100.0%	$44,680,619	100.0%
Cost of goods sold	39,627,458	64.3	34,295,418	61.7	27,790,173	62.2
Gross profit	21,979,199	35.7	21,293,805	38.3	16,890,446	37.8
Operating expenses	24,472,718	39.7	22,696,358	40.8	17,426,918	39.0
Loss from operations	(2,493,519)	-4.0	(1,402,553)	-2.5	(536,472)	-1.2
Interest expense	(5,434,819)	-8.8	(2,090,765)	-3.8	(627,439)	-1.4
Change in fair value of derivative	4,608,822	7.5	(954,462)	-1.7	—	0.0
Other income (expense)	(81,988)	-0.1	150,005	0.3	(45,485)	-0.1
Loss before income tax	(3,401,504)	-5.5	(4,297,775)	-7.7	(1,209,396)	-2.7
Income tax expense	(37,875)	-0.1	(45,682)	-0.1	—	0.0
Net loss	$(3,439,379)	-5.6	$(4,343,457)	-7.8	$(1,209,396)	-2.7

Year Ended December 31, 2006, as compared to December 31, 2005

Net sales for the year ended December 31, 2006 were $61,606,700, reflecting an increase of $6,017,400, or approximately 10.8% over the $55,589,200 reported for the year ended December 31, 2005.  This increase is due to our expansion into new territories. Our growth in the southeast region was through adding products to our mix and dealers to our customer base and through a general increase in demand for our products. In addition we have expended into new territories, as well as into new markets.

Gross profit was $21,979,200 (35.7% of net sales) for 2006 and $21,293,800 (38.3% of net sales) for 2005, a decrease of 2.6%. Our gross profit was impacted by higher than expected cost of goods sold relating to increase cost to import goods, larger percentage of lower margin truckload sales and approximately $1.7 million in TDI sales at or near cost.

Our average selling price per square foot of floor and wall covering in 2006 was $1.27, a decrease of $.05 from $1.32 in 2005. Management consistently raises prices to reflect increased supplier costs. The most recent price increase was phased in the fourth quarter of 2006.

Quarterly net sales and the percentage changes in net sales by quarter for 2006 versus 2005 were as follows:

	2006	2005	Change
First quarter	$16,031,219	$13,587,048	18.0%
Second quarter	16,940,815	14,317,461	18.3%
Third quarter	15,173,449	13,972,654	8.6%
Fourth quarter	13,461,174	13,712,060	-1.8%
Total Year	$61,606,657	$55,589,223	10.8%

Net sales for the first two quarters of 2006 continue to increase at a consistent rate. However due to a general softening in the new home construction and remodeling activity in the United States the growth rate slowed down in the third quarter while the fourth quarter sales contracted.

Operating expenses for 2006 were approximately $24,472,700, (39.7% of net sales) compared to $22,696,400 (40.8% of net sales). The approximate 2.7% decrease, net of the 1.5% restructuring charge, is attributable to the expense reduction program implemented at the beginning of 2006. The Company continues to evaluate its cost structure for additional improvements in 2007.

	2006		2005		Change

Warehouse and distribution	10,110,128	16.4%	8,175,607	14.7%	1,934,521	23.7%

Sales and marketing	5,667,743	9.2%	7,534,823	13.6%	(1,867,080)	-24.8%

General and adminsitrative	7,779,653	12.6%	6,985,928	12.6%	793,725	11.4%

Restructuring charge	915,194	1.5%	—	0.0%	915,194	100.0%

	$24,472,718	39.7%	$22,696,358	40.8%	$1,776,360

The loss from operations for 2006 was approximately $2,493,500 (-4.0% of net sales) compared to the loss from operations for 2005 of $1,402,600 (-2.5% of net sales). The percentage increase in the loss from operations was attributable to the restructuring charges incurred by TDI and the unexpected decline in IWT sales in the fourth quarter of 2006 related to the slowing housing market. Management has implemented a plan to reduce its operating costs. The reductions include warehousing and distribution, sales and marketing and administrative overhead. In additional the Company implemented a new real-time warehouse tracking and inventory management system in our Florida facility which will increase our efficiencies and allow us to handle and ship more product with less people.

Interest expense for 2006 was approximately $5,418,200 compared to $2,090,800 in 2005. The increase in interest expense was attributable to our continuing use of debt to finance our growth and the general increase in interest rates and the amortization of the warrants and options associated with the insurance of debt. In February 2006, we issued a $2,000,000 subordinate convertible note to an institutional investor at a higher rate than our commercial revolving credit line. The

Company issued a warrant and option to purchase shares of the Company’s common stock, as more fully described in Note 7 to the consolidated financial statements. Amortization of discounts for the warrant and option were charged to interest expense totaling $509,540 during the year ended December 31, 2006. In May 2006, we issued a $2,000,000 secured term note to an institutional investor at a annual interest rate equal to 15% per annum. The Company issued a warrant to purchase shares of the Company’s common stock, as more fully described in Note 8 to the consolidated financial statement. Amortization of discounts for the warrant was charged to interest expense totaling $148,536. An additional $1,666,000 amortization of discounts was charged to interest expense in connection with the secured revolving note issued on August 25, 2005 as more fully described in Note 6 to the consolidated financial statement.

Changes in Financial Position

The current assets for 2006 were approximately $41.0 million compared to $43.8 million in 2005, a decrease of approximately $2.8 million. The decrease in inventory and deposits on inventory are the primary reasons for this decrease and support our efforts to improve inventory turns.

Current liabilities for 2006 were approximately $46.3 million compared to $44.5 million in 2005, an increase of approximately $1.8 million. The increase is primarily attributable to the issuance of a $2.0 million convertible note as more fully described in Note 6, issuance of a $2.0 secured term note as more fully described in Note 7 and to the decrease of accounts payable and accrued expenses of approximately $2.7 million.

Long term liabilities for 2006 were approximately $2.4 million compared to $6.7 million in 2005, a decrease of $4.3 million. The decrease is primarily attributable to the amendment and restatement of the $5.0 secured convertible revolving note which removed the derivative liability of $5.9 million as more fully described in Note 6. The change in long term liabilities is also attributable to the long term portion of the convertible debt issued in February 2006 as more fully described in Note7 of the consolidated financial statements.

Year Ended December 31, 2005, as compared to December 31, 2004

Net sales for the year ended December 31, 2005 were $55,589,200, reflecting an increase of $10,908,600, or approximately 24.4% over the $44,680,600 reported for the year ended December 31, 2004.  This increase is due to our expansion into new territories, as well as entering into the truckload sales market. Our growth in the southeast region was through adding products to our mix and dealers to our customer base and through a general increase in demand for our products. In addition we have expended into new territories, as well as into new markets.

Gross profit was $21,293,800 (38.3% of net sales) for 2005 and $16,890,400 (37.8% of net sales) for 2004, an increase of ½ of 1%. Our gross margin is a function of the mix of our products sold and our ability to purchase materials from our suppliers in volumes that produce lower costs. Our historical mix has provided us with a gross margin of between 38% and 40%. However, we expect in the future that our larger volume wholesaler businesses will operate at a somewhat lower gross margin. Circumstances beyond our control such as the increase in import costs and the competitive pricing environment in which we operate could adversely affect our ability to maintain our gross margin.

Our average selling price per square foot of floor and wall covering in 2005 was $1.32, an increase of $.17 from $1.15 in 2004. Management consistently raises prices to reflect increased supplier costs.

Quarterly net sales and the percentage changes in net sales by quarter for 2005 versus 2004 were as follows:

	2005	2004	Change
First quarter	$13,587,048	$9,510,972	42.9%
Second quarter	14,317,461	11,572,793	23.7%
Third quarter	13,972,654	10,968,033	27.4%
Fourth quarter	13,712,060	12,628,821	8.6%
Total Year	$55,589,223	$44,680,619	24.4%

The hurricanes that made landfall over the entire gulf coast in the September of 2005 significantly affected our sales growth. The devastation caused by Hurricane Katrina and other storms had a much longer impact on the building industry than the same storm season of 2004. The building industry rebounded much faster in 2004 than it did in 2005. Tesoro’s fourth quarter sales were approximately $13,712,100 for the quarter ended December 31, 2005 or 8.6% over the sales of $12,628,800 for the same period ending December 31, 2004. By contrast, the rebound of builder market, to repair the damage caused by the severe weather in the fall of 2004, was more rapid. Sales in the fourth quarter of 2004 were 49.3% higher than the sale of $8,457,500 for the quarter ended December 31, 2003.

Operating expenses for 2005 were approximately $22,696,400, (40.8% of net sales) compared to $17,426,900 (39.0% of net sales). The approximate two percent increase is attributable to the unexpected fall off in sales growth in the fourth quarter. We were not able to implement an expense reduction program commensurate with the rapid decline in sales. The Company believes that the building, and, specifically the repair, sector, will recover sufficiently to allow us to regain our growth path. However, we have proposed plans to adjust costs if the recovery takes longer than expected. The start-up costs of TDI also added to the increase in the expense to sales ratio for 2005.

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

	For the Years Ended December 31
	2005		2004		Change

Warehouse and distribution	8,175,607	14.7%	5,489,263	12.3%	2,686,344	48.9%

Sales and marketing	7,534,823	13.6%	5,829,982	13.0%	1,704,841	29.2%

General and adminsitrative	6,985,928	12.6%	6,107,673	13.7%	878,255	14.4%

	$22,696,358	40.8%	$17,426,918	39.0%	$5,269,440

The loss from operations for 2005 was approximately $1,402,600 (-2.5% of net sales) compared to the loss from operations for 2004 of $536,500 (-1.2% of net sales). The percentage increase in the loss from operations was attributable to the start up costs incurred by TDI and the unexpected decline in IWT sales in the fourth quarter of 2005. Because of the net operating loss and the continued growth rate, the Company currently has a working capital deficit. Management has implemented a plan to reduce projected operating costs by approximately $3.6 million. The reductions include approximately $1.8 million in selling expenses, approximately $1.2 million reduction in institutional marketing costs and approximately $600,000 in administrative overhead. In February 2006, International Wholesale Tile, Inc. implemented a 3.5% price increase and began selling products to two additional national home center companies.

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

Liquidity and Capital Resources

We had a cash balance of $157,700 at December 31, 2006 and $552,000 at December 31, 2005.   We have financed our growth with new subordinated debt and increased borrowings from our commercial lender.

The cash used in operations during the year ended December 31, 2006 were approximately $5.0 million, which is primarily due to the net effect of the increase in accounts receivable and a decrease in accounts payable. This compares to the $10.2 million of cash used in operating during the year ended December 31, 2005, which was primarily due to the increase in accounts receivable and inventory positively offset by an increase in accounts payable.

Net cash used in investing activities during the year ended December 31, 2006 was approximately $656,000 compared to $611,200 for the year ended December 31, 2005. Capital expenditures consisted primarily of tile finishing equipment purchased to produce our own “bullnose”.

Net cash provided by financing activities during the year ended December 31, 2006 was approximately $5.3 million, provided through the issuance of convertible debt of $2.0 million, the issuance of short-term debt of $2.0 million and the increase borrowings from our revolving line of credit. This compared to $10.8 million during the year ended December 31, 2005. The decrease is primarily attributable to a slightly slower growth rate and a increased inventory turnover rate. The cash provided by these financing activities was used to fund our continued sales growth and our geographical expansion.

During the year ended December 31, 2006, we issued a $2,000,000 convertible term note to an institutional investor as more fully described in Note 7 to the consolidated financial statements and an additional $2,000,000 term note to the same institutional investor, as more fully described in Note 8 to the consolidated financial statements.  The notes are subordinate to a revolving credit line with our commercial lender.  The combination of these notes and our revolving credit facilities provides us with up to $33.5 million of working capital, subject to our inventory and accounts receivable.

Our growth through geographical expansion and acquisition is expected to continue to require us to seek additional outside capital.  We expect to raise additional equity through both the public and private debt and equity markets during 2007.  However, we cannot assure anyone that we will be able to obtain outside capital, or if we do, that it will be on terms beneficial to us.

The balance due at December 31, 2006 for our subordinated debt was $8.7 million. The balance due at December 31, 2006 to our commercial lender for the use of the revolving line of credit was approximately $24.4 million. The loan and security agreement contains certain covenants, which include financial covenants that require us to maintain a minimum adjusted EBITDA, a required minimum fixed charge coverage ratio, and a certain adjusted tangible net worth. At September 30, 2006 the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants and received a notice of default from its senior lender on October 25, 2006. On November 2, 2006, our senior lender and the Company entered into a forbearance Agreement whereby the bank agreed to forbear the exercise of its rights to March 10, 2007, provided that the Company is not in default of any of its other obligations, which it currently is not, and the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations. As of March 24, 2007 the revolving line of credit has been extended to June 10, 2007. We continue to operate under the November 2, 2006 forbearance agreement.

Off Balance Sheet Arrangements

The Company does not have off balance sheet arrangements.

Contractual Obligations

For the year ended December 31, 2006, our long-term debt obligations consisted of notes payable, capital leases and a line of credit. The future payment requirements for these obligations are as follows:

	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt	8,800,366	$2,886,396	$5,822,178	$19,765	$72,026	$—	$—
Capital leases	105,012	61,039	27,623	16,350	—
Operating leases	25,028,000	2,036,000	2,067,000	2,098,000	1,818,000	1,627,000	15,382,000
Purchase commitments	293,000	293,000	—	—	—	—	—
Total	$34,226,378	$5,276,436	$7,916,801	$2,134,115	$1,890,026	$1,627,000	$15,382,000

The capital leases relate to equipment leases. The long-term debt includes an existing loan and security agreement for a secured revolving line of credit with our commercial lender. The line matures on June 10, 2007 at which time the

Company plans to renew the debt. However, we cannot assure anyone that we will be able to renew the line of credit, or if we do, that it will be on terms beneficial to us. The long term debt also includes a secured revolving note in the aggregate amount of $5,000,000 matures on August 25, 2008, as more fully described in Note 6, a secured convertible note in the amount of $2,000,000 with monthly principal payments of $66,667 commencing on August 1, 2006, as more fully described in Note 7 and a secured term note in the amount of $2.0 million maturing on May 3, 2007 as more fully described in Note 8. The Company entered into an agreement to purchase tile from a vendor, who is also a stockholder of the Company and will continue until the agreement is fulfilled.

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

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004.  Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting policies are defined as those that are both most important to the portrayal of a Company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company believes the following accounting policies require it to use judgments and estimates in preparing its consolidated financial statements and accordingly represent critical accounting policies.

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

•                  Inventories, stated at the average landed cost, which matches current costs with current revenues. Inventories on hand are compared against anticipated future usage, which is a function of historical usage and anticipated future selling price, in order to evaluate obsolescence, excessive quantities, and expected sales below cost.  A reserve for obsolescence has been established for product series that are expected to sell below cost. Actual results could differ from assumptions used to value obsolete, excessive inventory or inventory sold below cost.

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

•              Stock based compensation expense associated with stock options and other forms of equity compensation prior to December 31, 2005, had no provisions made for and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. On January 1, 2006 the Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options include: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes and estimate for forfeitures. See Note 14 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock —based compensation expense.

Recent Accounting Pronouncements

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

Seasonality

Our sales and operations are not impacted in any material way by particular seasons or quarters.

Impact of Inflation

Inflation affects the Company’s distribution costs and operating expenses. The tile industry has experienced inflation in the prices of fuel-related and import costs beginning in the first quarter of 2004.  We generally pass these higher costs along through price increase to its customers.

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

Foreign Currency Risk

We currently purchase only a small amount of product in currencies other that the U.S. dollar. Therefore we do not have any material foreign currency risk.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required by this Item 8 follow the index of financial statements that appears at the end of Part I of this Form 10-K.

Report of Independent Registered Public Accounting Firm:

Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

IWT Tesoro Corporation

Westport, Connecticut

We have audited the accompanying consolidated balance sheets of IWT Tesoro Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWT Tesoro Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No 123(R) on January 1, 2006, and changed its method of accounting for share based payments.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and at December 31, 2006, the Company has a working capital deficit and its total liabilities exceed its total assets.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/McGLADREY & PULLEN, LLP

New Haven, Connecticut

March 30, 2007

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current Assets:
Cash	$157,729	$552,042
Accounts receivable, net of allowance for doubtful accounts and returns of $477,674 and $292,662, respectively	9,780,039	9,910,551
Inventories, net of allowance for obsolescence of $525,000 and $0, respectively	30,674,860	32,212,007
Deposit on purchases of inventories	167,693	860,614
Prepaid expenses	210,345	293,047
Total current assets	40,990,666	43,828,261

Property and Equipment, net	2,264,762	2,120,422

Other Assets	1,016,250	1,013,886
Total assets	$44,271,678	$46,962,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$17,014,921	$20,165,306
Accrued expenses and other liabilities	2,040,593	1,561,119
Current portion of equipment leases	55,889	71,770
Current portion of equipment notes	30,499	29,645
Note payable, revolving line of credit	24,400,378	22,625,500
Current portion of convertible debt	800,007	—
Note payable, other (net of discounts of $74,273)	1,925,727	—
Total current liabilities	46,268,014	44,453,340

Long-Term Debt:
Capital leases, equipment, net of current portion	41,098	97,860
Notes payable, equipment, net of current portion	47,297	78,157
Note payable, revolving line of credit (net of discounts of $2,777,792)	2,222,208	—
Convertible debt, net of current portion (net of discounts of $741,408 and $4,444,448, respectively)	125,252	555,552
Embedded derivative liability, at fair value	—	5,954,462
Total long-term debt	2,435,855	6,686,031
Total liabilities	48,703,869	51,139,371

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 11,928,600 and 11,701,102 issued and outstanding	11,929	11,701
Additional paid in capital	7,383,305	4,189,396
Accumulated deficit	(11,817,278)	(8,377,899)
	(4,422,044)	(4,176,802)
Treasury stock, 6,105 shares at cost	(10,147)	—
Total stockholders’ deficit	(4,432,191)	(4,176,802)
	$44,271,678	$46,962,569

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Net Sales	$61,606,657	$55,589,223	$44,680,619
Cost of Goods Sold	39,627,458	34,295,418	27,790,173
Gross Profit	21,979,199	21,293,805	16,890,446
Operating Expenses:
Warehouse and distribution	10,110,128	8,175,607	5,489,263
Sales and marketing	5,667,743	7,534,823	5,829,982
General and administrative	7,779,653	6,985,928	6,107,673
Restructuring charge	915,194	—	—
	24,472,718	22,696,358	17,426,918
Loss from Operations	(2,493,519)	(1,402,553)	(536,472)
Other Income (Expenses):
Interest expense	(5,434,819)	(2,090,765)	(627,439)
Change in fair value of derivative	4,608,822	(954,462)	—
Other	(81,988)	150,005	(45,485)
	(907,985)	(2,895,222)	(672,924)
Loss Before Income Taxes	(3,401,504)	(4,297,775)	(1,209,396)

Income Tax Expense	37,875	45,682	—
Net Loss	$(3,439,379)	$(4,343,457)	$(1,209,396)
Loss Per Share:
Basic and Diluted	$(0.29)	$(0.37)	$(0.10)
Weighted Average Common Shares Outstanding:
Basic and Diluted	11,902,895	11,699,425	11,679,028

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Treasury	Additional Paid in	Accumulated Earnings
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2003	11,622,702	$11,623	$—	$3,883,949	$(2,825,046)	$1,070,526
Year Ended December 31, 2004:
Exercise of warrants	45,500	45	—	147,830	—	147,875
Issuance of shares to consultant for services rendered	17,000	17	—	98,333	—	98,350
Issuance of shares to employees and directors for services rendered (SIP)	10,400	10	—	44,065	—	44,075
Issuance of shares to customers	1,500	2	—	4,623	—	4,625
Net loss	—	—	—	—	(1,209,396)	(1,209,396)

Balance, December 31, 2004	11,697,102	$11,697	$—	$4,178,800	$(4,034,442)	$156,055

Year Ended December 31, 2005:
Issuance of shares to employees	4,000	4	—	10,596	—	10,600

Net loss	—	—	—	—	(4,343,457)	(4,343,457)

Balance, December 31, 2005	11,701,102	$11,701	$—	$4,189,396	$(8,377,899)	$(4,176,802)

Year Ended December 31, 2006:
Issuance of shares to employees and directors for services rendered	6,300	7	—	12,785	—	12,792

Stock option compensation expense	—	—	—	116,724	—	116,724

Issuance of shares as prepaid interest on subordinated debt	221,198	221	—	486,415	—	486,636

Discount on debt	—	—	—	1,232,345	—	1,232,345

Reclassification of fair value of options and warrants in connection with debt modification	—	—	—	1,345,640	—	1,345,640

Treasury stock at cost	—	—	(10,147)	—	—	(10,147)

Net loss	—	—	—	—	(3,439,379)	(3,439,379)

Balance, December 31, 2006	11,928,600	$11,929	$(10,147)	$7,383,305	$(11,817,278)	$(4,432,191)

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(3,439,379)	$(4,343,457)	$(1,209,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charge	807,404	—	—
Depreciation and amortization	755,196	443,030	297,324
Amortization of loan discount	2,569,956	555,552	—
Change in fair value of embedded derivatives	(4,608,821)	954,462	—
Common stock issued for services and compensation	129,516	10,600	147,050
Provision for doubtful accounts and allowance for returns	423,635	22,649	226,089
Provision for obsolete inventory	525,000	—	—
(Gain) loss on disposal of property and equipment	28,427	8,691	(21,532)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,282,448)	(2,049,444)	(3,257,140)
Inventories	498,447	(10,583,515)	(8,569,653)
Deposit on purchase of inventories	564,315	(361,222)	(409,375)
Prepaid expenses and other assets	(88,333)	(239,468)	210,670
Increase (Decrease) in:
Accounts payable	(2,109,841)	4,874,099	5,432,046
Accrued expenses and other liabilities	188,509	520,226	503,930
Net cash used in operating activities	(5,038,417)	(10,187,797)	(6,649,987)
Cash flows from investing activities:
Acquisitions of property and equipment	(725,079)	(621,654)	(656,464)
Proceeds from sale of equipment	69,029	10,500	25,000
Net cash used in investing activities	(656,050)	(611,154)	(631,464)
Cash flows from financing activities:
Proceeds from revolving line of credit	67,364,284	65,641,124	48,766,998
Payments on revolving line of credit	(65,462,000)	(58,989,215)	(42,392,747)
Collection on notes receivable arising from sale of stock	—	—	550,000
Repayment of convertible debt	(333,334)	—	—
Proceeds from issuance of stock	—	—	147,875
Payments of long-term debt and capital lease obligations	(102,649)	(126,796)	(126,860)
Loan financing costs	—	(76,135)	(23,499)
Proceed from issuance of convertible debt and warrant	4,000,000	5,000,000	—
Debt issuance costs	(156,000)	(267,000)	—
Treasury stock	(10,147)	—	—
Repayment of notes payable, subordinated debt	—	(338,662)	—
Net cash provided by financing activities	5,300,154	10,843,316	6,921,767
Net Increase (Decrease) in Cash	(394,313)	44,365	(359,684)
Cash, Beginning	552,042	507,677	867,361
Cash, Ending	$157,729	$552,042	$507,677

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash Paid (Received) During the Period for:
Interest	$2,502,539	$1,430,004	$627,439
Income tax	$37,875	$45,682	$(359,400)
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$315,821	$82,350	$93,318
Property and equipment acquired through lease incentive	$153,000	$—	$—
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed through long-term debt	$—	$97,155	$136,319
Reclassification of note payable to embedded derivative liability	$—	$5,000,000	$—
Issuance of options and warrants in connection with debt	$1,232,345	$—	$—
Issuance of stock as prepaid interest	$486,636	$—	$—
Payment of interest expense through the issuance of common stock	$245,224	$—	$—
Elimination of derivative liability	$1,345,640	$—	$—

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The consolidated financial statements include IWT Tesoro Corporation and its wholly owned subsidiaries (collectively the “Company”).

IWT Tesoro Corporation was incorporated in the state of Nevada on May 3, 2000.  On October 1, 2002, IWT Tesoro Corporation acquired 100% of the outstanding stock of International Wholesale Tile, Inc. (IWT) in exchange for 83% of its outstanding common stock in a transaction accounted for as a recapitalization of IWT. A total of 9,000,000 shares of common stock were issued for the acquisition. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of International Wholesale Tile, Inc. The financial statements became those of International Wholesale Tile, Inc., with adjustments to reflect the changes in equity structure.

International Wholesale Tile, Inc. is principally a value added reseller of ceramic floor and wall covering products (primarily ceramic, porcelain and stone tile) to the new construction and remodeling industries for commercial and residential marketplaces. In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro, has five additional wholly owned subsidiaries. These include IWT Tesoro Transport, a USDOT licensed common carrier; IWT Tesoro International, LTD., a Bermuda corporation to act as a holding company for foreign operations; The Tile Club, Inc., formed in 2004, organized to acquire licensing, manufacturing and distribution rights; Tesoro Direct, Inc., formally known as Import Flooring Group, Inc. a wholly owned subsidiary of The Tile Club formed in 2005 to develop an agency business; and American Gres, Inc. formed in November 2006, organized to produce domestic ceramic tile.

Principles of Consolidation

The consolidated financial statements include IWT Tesoro Corporation and its wholly owned subsidiaries: International Wholesale Tile, Inc., IWT Tesoro International, Ltd, IWT Tesoro Transport, Inc., American Gres, Inc. and The Tile Club, Inc and The Tile Club, Inc.’s wholly owned subsidiary Tesoro Direct, Inc., formerly known as Import Flooring Group, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash

At various times during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At December 31, 2006, the Company had deposits in excess of federally insured limits of approximately $722,000. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks. The Company has not sustained any losses as a result of this concentration.

Accounts Receivable

The Company does business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company allows for extended credit terms beyond the normal credit terms for customer that purchase in bulk. Additionally, the Company maintains credit insurance for certain of these extended term customer accounts, which mitigates the credit risk. Allowance for doubtful accounts and returns on accounts receivable balances were approximately $478,000 and $293,000 as of December 31, 2006 and 2005, respectively.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on the average cost method and include freight in, duty and handling costs. Inventories consist of finished goods and merchandise in transit from overseas factories. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. Allowance for obsolescence on inventory balances were $525,000 and $0 as of December 31, 2006 and 2005, respectively.

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

Revenue Recognition

Revenue is recognized when goods are shipped except for material that is shipped directly to our customer from our vendor then revenue is recognized when received by our customer. Allowances for product returns are recorded as a reduction of sales at the time revenue is recognized based on historical data. These allowances are adjusted to reflect actual returns.

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

Shipping and Handling Costs

Shipping and handling costs, included in warehouse and distribution expense in the consolidated statements of operations, were approximately $3,633,000, $3,097,000 and $2,357,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising and Promotion

Advertising and promotion expenses are charged to expense during the period in which they are incurred. Promotional merchandise, which includes boards and sample packs, are held in other inventories until they are shipped to the customer at which point they are expensed. Advertising and promotion expenses, included in sales and marketing expenses in the consolidated statement of operations, was approximately $1,034,000, $2,465,000 and $1,990,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to December 31, 2005, the Company accounted for stock options granted to employees according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options include: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures. See Note 14 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock  –based compensation expense.

Deferred Loan Costs

The Company has incurred debt issuance costs which are amortized over the life of the applicable debt term using a straight line method which approximates the effective interest method. At December 31, 2006 and 2005, net debt issuance costs were approximately $244,000 and $310,000, respectively and are included in Other Assets in the accompanying Consolidated Balance Sheets.

Accounting for Operating Leases

The Company has entered into non-cancelable operating lease agreements primarily involving warehouse space. Certain of these leases contain escalating lease payments and the Company recognizes expense on a straight line basis which is more representative of the time pattern in which the leased property is physically used. In certain instances the Company is also entitled to reimbursements for part or all of leasehold improvements made and records a deferred credit for such reimbursements which is amortized over the remaining life of the lease term and a reduction in the lease expense.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to short-term maturities of these instruments. The carrying value of the Company’s line of credit approximates fair value because the interest rate used with this instrument fluctuates with the market rate. The fair values of subordinated long-term debt are estimated based on current rates offered to the Company for debt with comparable maturities and similar collateral requirements (see Note 6, 7 and 8). The fair value of all other long-term debt approximates their carrying value.

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

Segment Information

The Company’s revenues are all from floor covering products and services sold throughout the United States with no single customer accounting for more than 10% of net sales. All of the Company’s long-term assets are located in the United States. The Company’s chief operating decision maker is considered to be the Company’s CEO. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.Therefore the Company operates in one segment for management reporting purposes.

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

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements for the purpose of materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact our consolidated financial statements.

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

NOTE 2                   LIQUIDITY AND PROFITABILITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered net losses of approximately $3,439,000, $4,344,000, and $1,209,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As reflected in the consolidated balance sheet as of December 31, 2006 the Company had a working capital deficit of approximately $5,277,000 and its total liabilities exceed its total assets.

Management’s plan with regard to these matters is described below:

Profitability

The Company’s net loss for the twelve months ended December 31, 2006 is approximately $3,439,000.  The loss was reduced by the $4,600,000 change in the fair value of the derivative liability which is more fully described in Note 6 and was increased by $2,570,000 of non cash amortization of loan discounts and other costs which are included in interest expense.  Also included in the 2006 net loss is the Tesoro Direct Subsidiary, formerly the Import Flooring Group, loss of $2,259,000 which includes a one-time restructuring charge of $915,000 (see note 3 for additional details). The 2006 loss from operations excluding restructuring charges increased to $1,578,000 from $1,402,000 in 2005. This follows net losses of approximately $4,344,000, $1,209,000 and $1,865,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenues continued to grow in 2006 but at a slower pace than in prior years.   In 2005 we opened new warehouses in Texas and California which are two of the largest tile markets in the US.  In 2006 we also acquired a small warehouse facility in Ohio. In order to be successful long term in the new territories, we have invested in warehouse space, sales personnel, marketing and sampling supplies as well as inventory.  Management recognizes that revenues need to continue to grow in these new territories in order to cover the warehouse and operational costs associated with these territories.

Gross margin percentage decreased in 2006 to 35.7% of net sales compared to 38.3% for the same twelve month period ended December 31, 2005. The decrease in gross profit margin was impacted by several factors including a shift in our product mix towards a greater percentage of truck load sales which have a lower gross profit margin but require less warehouse and operational support. The $1.7 million of Tesoro Direct Inc (formerly Import Flooring Group) sales at or near cost reduced the overall company gross profit margin.  The gross profit margin was also reduced by price increases from our suppliers and increased shipping and importing costs.  We were unable to continue absorbing the higher supplier and shipping costs and thus phased in a price increase in the fourth quarter.

In October 2006 we began producing “bullnose” finishing pieces for floor and wall tile from our recently installed profiling manufacturing equipment. By manufacturing our own “bullnose” we are able to lower the cost of sales for this group of products as well as lower inventory and carrying costs since the lead time is reduced to days from months.  The profiling equipment is expected to reduce the cost of goods on “bullnose” products and is an integral part of the Company’s strategy to control the cost of goods sold by focusing on the production side of our industry’s value chain.

In early 2006 management implemented a plan to improve profitability by reducing operating costs including warehousing and handling, sales and marketing and administrative overhead. For the year ended December 31, 2006 operating expenses as a percent of sales was reduced 1.1% to 39.7% from 40.8% for the year ended December 31, 2005.  Our ongoing operating expenses were further reduced (after one-time charges) from restructuring the operations of its subsidiary Tesoro Direct, Inc.(TDI), formerly known as Import Flooring Group, Inc., as more fully described in Note 3. Approximately $1.0 million of ongoing operating expense was eliminated with the restructuring of Tesoro Direct which will now focus on selling slower moving and discontinued inventory.  Finally, in December 2006 we implemented a new real-time warehouse tracking and inventory management system in our Florida warehouse which will increase our efficiencies and allow us to handle and ship more product with less personnel.

Liquidity

As reflected in the consolidated balance sheet as of December 31, 2006, the Company had a working capital deficit of approximately $5,277,000, a deterioration of approximately $4,652,000 from December 31, 2005 at which time we had a working capital deficit of approximately $625,000.  The increase in working capital deficit was impacted by our operating loss of $2,493,000 and new short term and convertible debt (see Note 7 and 8 for details).  The revolving line of credit also increased in 2006 by $1.8 million, partially offset by a decrease in accounts payable and accrued expenses of approximately $2.8 million versus 2005.

We are in discussions with several banks to restructure and extend our revolving line of credit and expect to have this completed in the near future.  As more fully discussed in note 6, the Company received notice of default from its primary lender on November 2, 2006 and the Company has subsequently entered into a forbearance agreement with its primary lender.  A key provision of the forbearance agreement was the requirement to have an outside third party firm review our operations.  Their report concluded that the company’s operations were viable and the base Florida operations generated reasonable profits.  However, the Texas and California facilities were not yet profitable and a profitability improvement plan needed to be developed and implemented. The report further identified an opportunity to improve the profitability of one of our customer groups.  The report also noted the need to further reduce excess inventory and improve the inventory turnover rate.

During 2006 we hired an inventory consultant to improve inventory turnover while still maintaining high customer satisfaction. While sales were growing 11%, our inventory decreased $1.5 million and inventory turnover improved to 1.3 times (on an annualized basis) for the twelve months ended December 31, 2006 from 1.06 times for the twelve months ended December 31, 2005.  We have targeted inventory turnover of 1.5 to 2.0 and are aggressively selling slower moving and excess inventory.  Our 2006 accounts receivable balance of $9.8 million decreased $100,000 from the December 31, 2005 balance while our sales increased 11%.  We have improved the receivable turnover ratio (annualized) to 4.18 at December 31, 2006 from 4.01 at December 31, 2005.

In February 2006, as more fully described in Note 7 herein, the Company obtained $2.0 million through the issuance of a three year subordinated convertible term note. In May 2006, as more fully described in Note 8 herein, the Company obtained $2.0 million through the issuance of a one year subordinated term note. These funds are being used for the Company’s working capital requirements including our Texas and California operations.

We recognize the need for additional equity financing and have engaged several investment banks and financial advisory firms to assist us in raising capital.  We are in active discussions with several entities concerning an equity investment. The Company’s sales growth rate is slowing which increases cash flow as more is collected from receivables than is sold and subsequently partially financed through the Company’s revolving credit line. In the 4th Quarter of 2006 we generated $1.5 million in cash from operations, the majority of which was used to reduce payables and our revolving line of credit.  Management believes that its profit improvement initiatives of increasing margins through price increases, lowering cost of goods, such as the in house bullnose operation and reducing overhead costs where possible will lead to profitable results.  Reduced inventory and longer term financing will improve liquidity.  Successful execution should allow the company to meet its performance and debt covenant requirements in the future.

NOTE 3              RESTRUCTURING

The Company has restructured the operations of its subsidiary Tesoro Direct, Inc. (TDI), formerly known as Import Flooring Group, Inc. TDI is now focused on selling discontinued series and slower moving inventory. Previously Import Flooring Group generated revenue through the wholesale, distribution and brokering of floor coverings throughout the United States as well as fee based revenue such as “showroom fees”, charged to vendors for allocating a portion of the California Office/Showroom to display the vendor’s products, “convention fees”, for participating in the annual TDI Floor Covering Convention and “membership fees” charged to customers for participating in exclusivity agreements was anticipated to generate a greater percentage of the total overall revenue. However, only 2.7% of the total revenue from July 1, 2005 through June 30, 2006 was a result of this fee based revenue source. IWT Tesoro Corporation determined that the cost to provide these fee based services exceeded the revenue. Therefore, the Company restructured its operations eliminating these services and the associated costs. These costs included the office/showroom space located in San Clemente, California and the office and sales staff based out of this office. As a part of this restructuring the Company entered into an agreement with a former sales person to acquire a portion of the assets and liabilities related to the fee based revenue activities.  TDI retained a portion of the assets and liabilities related to product sales and continues to sell products throughout the United States.  TDI will facilitate all agency and direct shipment revenue while developing channels for close out lines.

In connection with this restructuring plan TDI incurred the following costs:

1.               One-Time Termination Benefits of $30,435 as severance pay to satisfy the employment contract of a former TDI sales person.

2.               Contract Termination Costs of $62,272 to terminate the San Clemente office/showroom lease agreement, vendor agency agreements, showroom contracts, customer contracts and customer membership agreement.

3.               Other associated costs of approximately $822,487, of which $357,035 is the difference between the value of the assets and liabilities surrendered in the agreement with the former TDI salesperson to purchase certain assets and liabilities of TDI. The Company also incurred attorney’s fees of $22,914, recognized an expense of $313,932 in uncollectible receivables and an additional $128,606 related to the write off on a non-refundable deposit for inventory.

The Company accounted for restructuring costs pursuant to Statement of Financial Accounting Standards (SFAS” No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. As of June 30, 2006, the date of restructuring, restructuring charges aggregated $585,700, subsequent to that date the Company identified an additional $329,500 related to the restructuring which was charged to operations. For the year ended December 31, 2006, the Company recorded a restructuring charge in the amount of approximately $915,200 in connection with the restructuring activities. The Company does not anticipate incurring any additional costs with respect to this restructure. Restructuring charges are reflected in a separate line item in the accompanying consolidated statements of operations.

NOTE 4.                INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
	2006	2005
Tiles	$30,033,507	$28,858,620
Inventory in transit	1,166,353	3,353,387
	31,199,860	32,212,007
Allowance for obsolescence	525,000	—
	$30,674,860	$32,212,007

Inventory in transit consists of merchandise purchased overseas, which has not yet been received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 5.                PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2006	2005

Furniture and fixtures	$318,128	$423,806
Machinery and equipment	1,154,913	859,996
Vehicles	321,572	307,195
Office and computer equipment	720,216	676,304
Leasehold improvements	888,533	676,094
	3,403,362	2,943,395
Less accumulated depreciation	1,138,600	822,973
	$2,264,762	$2,120,422

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $456,000, $341,000 and $264,000, respectively.

NOTE 6.                NOTE PAYABLE, REVOLVING LINES OF CREDIT

Below is a summary of the future payments acquired though debt referenced in Note 6, 7 and 8:

		Revolving	Revolving	Convertible	Other
	Total	Line of Credit	Note Payable	Debt	Note Payable
2007	$27,200,385	$24,400,378	$—	$800,007	$2,000,000
2008	5,800,007	—	5,000,000	800,007	—
2009	66,653	—	—	66,653	—
	33,067,045	24,400,378	5,000,000	1,666,667	2,000,000
Less accretion of discount	(3,593,473)	—	(2,777,792)	(741,408)	(74,273)
Total payments	$29,473,572	$24,400,378	$2,222,208	$925,259	$1,925,727

Revolving Line of Credit

On September 5, 2006, the Company amended and restated the existing revolving line of credit agreement providing up to $26,500,000 of available borrowings with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 8.344% to 8.375% at December 31, 2006) payable monthly.  The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at December 31, 2006 and December 31, 2005 was $24,370,278 and $22,625,500, respectively. The line matures June 10, 2007 and contains certain covenants requiring the Company to maintain a certain minimum adjusted EBITDA, a required minimum fixed charge coverage ratio, and certain adjusted tangible net worth. On September 10, 2006 the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants and received a notice of default from its primary lender on October 25, 2006.

 On November 2, 2006, the primary lender and the Company entered into a forbearance agreement whereby the bank agreed to forbear the exercise of its rights to demand payment until December 10, 2006, provided that the Company is not in default of any of its other obligations, which it currently is not, and the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations. The Company continues to operate under the November 2nd, 2006 forbearance agreement. Effective March 10, 2007, the Company entered into the Seventh Amendment to the Amended and Restated Loan Agreement with its senior credit Facility, Bank of America, N.A.  The Seventh Amendment extends the term of its $26.5 million line of credit to June 10, 2007 and includes new monthly EBITDA covenants. The Company was not in compliance with the January and February EBITDA covenants.

In November 2006, the Company entered into an unsecured revolving line of credit agreement for its newly created subsidiary American Gres, Inc., with its primary lender providing up to $95,000 of available borrowings with interest rates ranging from 11.24% to 13.24% at December 31, 2006 payable monthly. The balance due at December 31, 2006 was $30,100.

For the years ended December 31, 2006, 2005 and 2004, interest expense related to the revolving credit line amounted to $1,965,000, 1,344,000 and $578,000 respectively

Revolving Note Payable

On August 25, 2005, the Company issued a secured convertible revolving note in the aggregate amount of $5,000,000 resulting in net proceeds of $4,733,000 after debt issuance costs of $267,000.  Interest accrued on the principal balance of the note at an annual interest rate equal to prime plus 1.5%.  The note matures on August 25, 2008.  The note was convertible into common stock of the Company at an initial conversion rate of $2.74 per share.  Because the agreement contained certain non-standard anti-dilution provisions and requirements to settle any conversion option with registered shares, the Company was required to account for the conversion option as an embedded derivative requiring separate accounting treatment in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.  Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the embedded conversion option and classified $2,068,317 as a derivative liability that was adjusted to fair value at each reporting date with changes in fair value reported in earnings.  In connection with the convertible notes, the Company issued to the holder of the note a five-year warrant to purchase 511,883 shares of the Company’s common stock at an exercise price of $3.15 per share and an option to purchase 1,170,110 shares of the Company’s common stock at an exercise price of $0.001 per share which expire on August 25, 2010.  Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and option and classified $3,099,835 and $692,334, respectively, as derivative liabilities that were adjusted to fair value at each reporting date with changes in fair value reflected in operations. The fair values of the options, warrants, and embedded conversion option was estimated at the date of issuance using the Black-Scholes option-pricing model using the following weighted average assumptions: risk-free rate of 4.06%, dividend yields of 0%, and volatility factors of the expected market price of the Company’s common stock of 60.79%.

On March 31, 2006, the Company issued an Amendment to the Security Agreement, dated August 25, 2005 and the Convertible Minimum Borrowing Note, dated August 25, 2005. As a result of the Amendment, the Company is no longer required to make any modifications to the fixed conversion price, or issue additional securities in the event the Company issues common stock at a price less than $2.74 per share

On July 21, 2006, the Company Amended and Restated the Secured Revolving Note dated August 25, 2005 removing all conversion features of the original note. In addition the interest rate was modified as follows: August 25, 2006 thru July 20, 2006, annual interest rate equal to prime plus 1.5%; July 21, 2006 thru August 25, 2008, annual interest rate equal to 8.5%.   The Secured Convertible Minimum Borrowing Note, dated August 25, 2005 was voided.  The Registration Rights Amendment removed all references to the convertibility of the Secured Revolving Note, removed all references to the Secured Convertible Minimum Borrowing Note and removed the provision for liquidating damages as a remedy in the event the Company is unable to deliver registered shares.  As a result, the provisions that required derivative liability classification in accordance with SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities:” no longer exist. The holder of the note no longer has the right to convert any portion of principal or interest into common shares of the Company. The registration rights agreement was modified to remove all “uneconomical” provisions that previously resulted in the requirement to classify the warrants and options to purchase common shares covered by the registration rights agreement as derivative liabilities.  As amended, the registration rights agreement does not preclude equity classification of the warrants and options in accordance with EITF 00-19.

Therefore, the fair value of the embedded derivative liability on July 21, 2006 in the amount of $1,646,269 was eliminated and the $1,345,640 relating to fair value of the options and warrants on the date of modification was recorded as additional paid in capital and the remaining $300,629, representing the fair value of the conversion feature was credited to operations.

The balance of the note net of unamortized discounts as of December 31, 2006 is as follows:

Derivative liability at December 31, 2005	$5,954,462
Change in fair value	(4,308,193)
Balance as of July 21, 2006, modification date	1,646,269
Fair value on date of debt modification	(1,646,269)
Derivative liability as of December 31, 2006	$—

Principal amount of notes	$5,000,000
Fair value - Conversion feature	(1,764,629)
Fair value - Warrants and options	(3,235,371)
Accretion of discount into interest expense	2,222,208
Balance as of December 31, 2006, net of unamortized discounts	$2,222,208

For the year ended December 31, 2006, interest expense related to the revolving note amounted to $452,000. Interest expense related to the revolving note amounted to $149,000 during the period of August 25, 2005 to December 31, 2005.

Accretion of discounts for the conversion feature and warrant related to the revolving note resulted in charges to interest expense for the years ended December 31, 2006 and 2005 of $ 588,000 and $196,000, respectively.

Accretion of discounts for the detachable warrant related to the revolving note resulted in charges to interest expense for the years ended December 31, 2006 and 2005 in the amount of $1,078,000 and $359,000, respectively.

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

NOTE 7              NOTE PAYABLE — CONVERTIBLE DEBT

On February 10, 2006, the Company issued a secured convertible term note in the amount of $2,000,000 resulting in net proceeds of $1,919,500.  Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 2.0%, payable monthly in arrears commencing on March 1, 2006.  On December 31, 2006, the interest rate was 10.25%.  The note requires monthly principal payments of $66,667 that commenced on August 1, 2006 and continuing until maturity.  The note matures on February 10, 2009.    The note is convertible into common stock of the Company at a fixed conversion rate of $2.17 per share.  Based upon the closing price per share of the Company’s common stock on the date of issuance, there was a beneficial conversion feature with an estimated intrinsic value of $553,593, which is presented as a discount on the note to be amortized into expense over the three year term of the loan using the effective interest method.  In connection with the convertible note, the Company issued to the holder of the note a seven-year warrant to purchase 460,829 shares of the Company’s common stock at an exercise price of $2.39 per share.  The Company estimated the fair value of the warrant and allocated $455,943 of the proceeds of the debt to the warrant which is presented as a discount on the note to be amortized into interest expense over the three-year term of the note using the effective interest method. The aggregate discount allocated to the beneficial conversion feature and the options and warrants was recorded as additional paid in capital at the date of issuance. The fair value of the warrant was estimated at the date of issuance using the Black-Scholes option-pricing model using the following assumptions: risk-free rate of 4.59%, dividend yields of 0%, and a volatility factor of the expected market price of the Company’s common stock of 58.2%.  The Company also issued to the holder, 221,198 shares of the Company’s common stock as prepayment of interest in the amount of $486,636, which was calculated based upon the closing price per share of the Company’s common stock on the date of issuance of $2.20 per share. The prepaid interest is presented as a discount on the note to be amortized into interest expense over the three year term using the effective interest method.

The balance of the note, net of unamortized discounts as of December 31, 2006 is as follows:

Principal amount of notes	$1,666,667
Fair value - Conversion feature	(553,593)
Fair value - Warrants	(942,579)
Accretion of discount to interest expense	754,764
Balance as of December 31, 2006, net of unamortized discounts	$925,259

Current	800,007
Non-current	125,251
$925,259

Interest expense related to the note amounted to $245,225 for the year ended December 31, 2006.

Accretion of discounts for the beneficial conversion feature and warrant resulted in charges to interest expense totaling $279,412 for the year ended December 31, 2006.

Accretion of discounts for the detachable warrant resulted to charges to interest expense totaling $230,128 for the year ended December 31, 2006.

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

NOTE 8              NOTES PAYABLE — OTHER

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

The balance of the note as of December 31, 2006, net of unamortized discounts is a follows:
Principal amount of notes	$2,000,000
Fair value - Warrants	(222,809)
Accretion of discount into interest expense	148,536
Balance as of December 31, 2006, net of unamortized discounts	$1,925,727

Interest expense related to the note amounted to $201,665 for the year ended December 31, 2006.

Amortization of discounts for the detachable warrant resulted in charges to interest expense totaling $148,536 for the year ended December 31, 2006.

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

NOTE 9.                CAPITAL LEASE OBLIGATIONS - EQUIPMENT

The Company leases certain machinery and equipment under capital leases which expire at various dates through 2009. The future minimum lease payments required are as follows:

2007	$61,039
2008	27,623
2009	16,350
105,012
Less amount representing interest	8,026
Present value of minimum lease payments	96,987
Less current portion	55,889
$41,098

Assets acquired under capital leases are presented in property and equipment in the accompanying balance sheet. Balances of assets under capital leases at December 31, 2006 and 2005 were as follows:

	2006	2005
Property and Equipment	$434,522	$437,716
Less accumulated depreciation	160,035	148,989
	$274,487	$288,727

For the years ended December 31, 2006, 2005 and 2004, interest expense related to the capital leases amounted to $9,000, 15,000 and $18,000 respectively.

NOTE 10.              NOTES PAYABLE - EQUIPMENT

	2006	2005
Various equipment notes, payable in monthly installments ranging from $521 to $889; maturing at various dates through July 2010	77,796	107,802

Less current portion	30,499	29,645
	$47,297	$78,157

Year ending December 31:
2007	$30,500
2008	22,171
2009	19,765
2010	5,359
$77,796

For the years ended December 31, 2006, 2005 and 2004, interest expense related to the equipment notes amounted to $3,000, 3,000 and $2,000 respectively.

NOTE 11.              COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and warehouse facilities in various locations under operating leases expiring through July 31, 2021.

Future minimum lease payments under non-cancelable operating leases are estimated as follows:

2007	$2,036,000
2008	2,067,000
2009	2,098,000
2010	1,818,000
2011	1,627,000
Thereafter	15,382,000
Total payments	$25,028,000

Rent expense was approximately $2,852,000, $2,308,000 and $1,435,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Purchase Commitments

On December 29, 2003, the Company entered into an agreement to purchase tile from a vendor, who is also a stockholder of the Company and paid a deposit of $550,000 on this purchase commitment during 2004, which is reduced by 20% of each purchase throughout the term of the agreement.  The agreement is for a term of 18 months from the date of the initial delivery and commits the Company to purchase a total of $2,750,000 of tile. As of December 31, 2006, the Company had a remaining purchase commitment under the agreement of approximately $293,000 and the remaining balance of deposits on future purchases is approximately $59,000 which is included in the deposits from inventories on the accompanying consolidated balance sheet. This commitment previously due to expire March 2006 has been extended until the entire deposit is utilized.

401K Employee Benefit Plan

The Company sponsors a 401(k) plan known as the International Wholesale Tile, Inc. 401(k) Profit Sharing Plan & Trust (the “401K Plan”). The 401K Plan provides tax deferred salary reductions for eligible employees. Employees become eligible sixty days after the date hired, as defined in the 401K Plan. The Company provides matching contributions equal to 100% of the employee’s contributions up to a maximum of 4% of eligible pay.  The contribution expense related to the 401K Plan was approximately $299,000, $169,000 and $121,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the year ended December 31, 2006 contribution expense of $299,000, approximately $45,000 relates to corrective contributions for years beginning at plan inception through December 31, 2005.

Marketing Agreement

Effective March 28, 2007, IWT Tesoro Corporation entered into a three year agreement with Global Media Fund, Inc.  (GMF), whereby GMF will produce and distribute $5.0 million worth of nationally syndicated newspaper features, nationally syndicated radio features and other media on behalf of the Company, using the industry standard advertising rates currently utilized by GMF. In consideration for these services, Tesoro gave GMF $2.0 million of its common stock. GMF received 1.0 million IWT Tesoro shares (875,000 restricted and 125,000 unrestricted) at $2 per share based on the fair market price of the IWT’s stock on March 28, 2007.

NOTE 12. STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended December 31, 2004, the Company issued 45,500 shares of common stock pursuant to warrants exercised at $3.25 per share, for a total of $147,875.

During the year ended December 31, 2004, the Company issued 17,000 shares of common stock to consultants for services rendered, based on the trading price at the date of issuance, for a total of $98, 350, resulting in an equivalent charge to operations.

On May 26, 2004, The Company issued 10,000 shares of common stock to a director under the Stock Incentive Plan for services rendered, based on the contemporaneous trading price, for a total of $42,500, resulting in an equilvalent charge to operations.

On April 15th, 2004, the Company cancelled 100 shares of common stock issued to an employee based on the trading price at the date of issuance, for a total of $550, resulting in an equivalent reduction in charge to operations.

On July 20th, 2004, the Company issued 500 shares of common stock to an employee under the original terms of an employment agreement, based on the trading price at the date of issuance, resulting in an equivalent charge to operations of $2,125.

Common Stock

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

On January 6th, 2006, the Company issued 4,600 shares of common stock to employees, based on the trading price at the date of issuance for a total of $11,500, resulting in an equivalent charge to operations.

On June 28 2006, the Company issued 1,700 shares of common stock to employees, based on the trading price at the date of issuance for a total of $1,292, resulting in an equivalent charge to operations.

Treasury Stock

On June 26, 2006, the Company’s board of directors authorized an employee stock purchase program whereby the Company would purchase up to 150,000 shares of IWT Tesoro’s stock for resale to employees participating in the program. During the year ended December 31, 2006, the Company purchased 6,105 shares of IWT Tesoro common stock for a total cost of $10,147, at fair market value in the open market.

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

NOTE 13.              COMMON STOCK WARRANTS

A summary of warrants issued and outstanding in connection with equity transactions as discussed above is presented below.  Upon exercise, warrants are convertible into an equal number of the Company’s common stock. The warrants are exercisable immediately.

	Year Ended Decemebr 31,
	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at the beginning of the period	1,061,383	$4.77	549,500	$5.91	595,000	$5.35

Granted at fair value	794,162	$1.86	511,883	$3.15	—	$—

Expired	(350,000)	$7.00	—	$—	—	$—

Exercised	—	$—	—	$—	(45,500)	$3.25

Outstanding at the end of the period	1,505,545	$2.85	1,061,383	$4.77	549,500	$5.91

Warrants exercisable at the end of the period	1,505,545	$2.85	1,061,383	$4.77	549,500	$5.91

The following table summarizes information for warrants outstanding at December 31, 2006:

	Weighted	Weighted
Range of	Number	Average	Average
Exercise	Outstanding	Remaining	Exercise
Prices	at 12/31/06	in Years	Price

$1.12 to 3.15	1,306,045	5.2	$2.36
$6.00	199,500	1.0	$6.00

The following table summarizes information for warrants outstanding at December 31, 2005:

		Weighted	Weighted
Range of	Number	Average	Average
Exercise	Outstanding	Remaining	Exercise
Prices	at 12/31/05	in Years	Price

$3.15 - 5.00	711,383	3.9	$3.67
$7.00	350,000	0.9	$7.00

NOTE 14.              COMMON STOCK OPTIONS

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

Under the Plan, a total of 6,300, 4,000 and 28,900 restricted shares were issued to employees, directors and consultants for services rendered for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Under the modified-prospective-transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified-prospective-transition method compensation cost recognized in the year ended December 31, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS No. 123R on January 1, 2006, during the year ended December 31, 2006, the Company recognized additional compensation costs of $116,724 which is included in the basic and diluted earnings per share for the year ended December 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plan for the years ended December 31, 2005 and 2004. No stock option-based employee compensation cost is reflected in net loss for the years ended December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.   For purposes of this proforma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.
	Years Ended December 31,
	2005	2004

Net loss	$(4,343,457)	$(1,209,396)

Add: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(67,444)	(6,334)

Pro forma net loss	$(4,410,901)	$(1,215,730)

Loss per share - Basic and Diluted:
As reported	$(0.37)	$(0.10)
Pro forma	$(0.38)	$(0.10)

The following assumptions were utilized in the Black-Scholes option pricing model used to estimate the fair value of stock-based awards.

	Year Ended December 31
	2006	2005	2004

Dividend yield	0%	0%	0%
Expected volatility	58.8%	75.6%	57.5%
Risk-free interest rate	4.4%	4.3%	3.5%
Expected life of options (in years)	5.5	5.5	6.1
Weighted-average grant-date fair value	$1.42	$1.70	$1.40

The assumptions above are based on multiple factors, including exercise patterns of employees in relative homogenous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogenous groups and the implied volatility of our stock price.

At December 31, 2006, there was approximately $140,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.95 years.

The following table represents employee based stock option activity for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of the period	567,749	$3.21	517,749	$3.14	306,667	$3.00

Granted at fair value	50,000	$2.50	50,000	$2.55	216,082	$3.42

Forfeited	(15,500)	$3.83	—	$—	(5,000)	$6.00

Outstanding at the end of the period	602,249	$3.14	567,749	$3.21	517,749	$3.14

	Year Ended December 31,
	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Shares

Options Exercisable at the end of the period	511,900	3.17	409,883	3.31	331,667	$3.03

Weighted average fair value of options granted		$1.42		$1.66		$1.01

The following table summarizes information for stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Contractual	Weighted		Weighted
Range of	Number	Term	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/06	in Years	Price	at 12/31/06	Price

2.55 - 3.00	557,249	3.34	$2.91	466,900	$2.90
6.00	45,000	7.04	$6.00	45,000	$6.00
	602,249			511,900

Shares available for future stock option grants to employees and directors under the existing plan at December 31, 2006, 2005 and 2004 were 3,243,918, 3,293,918 and 3,343,918. At December 31, 2006 the aggregate intrinsic value of the shares outstanding was $1,095,211, and the aggregate intrinsic value of options exercisable was $944,642. The total intrinsic value of the options exercised was $0 for the year ended December 31, 2006.

Common Stock Options

During August 2005, the Company granted a five-year option to purchase up to 1,170,110 shares of common stock at an exercise price of $0.001 per share in connection with the secured convertible revolving note (see Note 6).

NOTE 15.              INCOME  TAXES

The current income tax provision for the years ended December 31, 2006 and 2005 are $37,875 and $45,682, respectively and for the year ended 2004 the deferred provision was fully valued.

The following is a reconciliation of the income tax benefit computed at the Federal Statutory rate to the provision for income taxes:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Income tax benefit at statutory rate	(1,156,511)	(34.0)	$(1,461,244)	(34.0)	$(411,193)	(34.0)
Permanent items:
Accretion of loan discounts	454,245	13.5	66,663	1.5	—	—
Change in fair value of derivative	(1,566,999)	(46.7)	324,517	7.5	—	—
Other	1,440	0.1	14,582	0.4	29,925	2.5
	(1,111,314)		405,762		29,925

Change in valuation allowance	2,547,351	74.7	1,003,446	23.4	421,974	34.9

State taxes, net of federal benefit	(204,249)	(5.8)	(67,006)	(1.6)	(40,706)	(3.4)

Changes in deferred items	(37,401)	(0.4)	164,724	3.9	—	—

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

The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	December 31,	December 31,
	2006	2005

Deferred tax asset:
Net operating loss carry forward	$3,652,915	$1,228,235
Accounts receivable	116,869	52,630
Accrued expense	24,303	25,355
Deferred compensation — stock options	294,790	250,867
Accumulated depreciation	618,983	822,168
Return Reserve	62,880	57,499
Inventory Reserve	197,558	—
Other	40,143	24,336
	5,008,441	2,461,090
Less: Valuation allowance	(5,008,441)	(2,461,090)
	$—	$—

The following table summarizes the classification of the deferred tax asset as of December 31, 2006 and 2005.

	2006	2005

Current	$419,683	$140,998
Non-current	4,588,758	2,320,092
Total	5,008,441	2,461,090
Valuation allowance	(5,008,441)	(2,461,090)
Net deferred tax asset	$—	$—

At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9,707,000, which are available to offset future federal taxable income through 2026.

NOTE 16.              QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
2006
Net sales	$16,031,219	$16,940,815	$15,173,449	$13,461,174
Gross profit	5,813,429	6,192,344	5,595,120	4,378,306
Net income (loss)	$2,850,142	$(1,508,201)	$(1,407,104)	$(3,374,216)

Basic earnings (loss) per share:	$0.24	$(0.13)	$(0.12)	$(0.28)
Diluted earnings (loss) per share:	$0.22	$(0.13)	$(0.12)	$(0.28)

	Quarter Ended
	March 31	June 30	September 30	December 31
2005
Net sales	$13,587,048	$14,317,461	$13,972,654	$13,712,060
Gross profit	5,024,055	5,715,065	5,605,380	4,949,305
Net income (loss)	$51,481	$164,312	$(1,561,233)	$(2,998,017)

Basic and diluted earnings (loss) per share:	$0.00	$0.01	$(0.13)	$(0.26)

	Quarter Ended
	March 31	June 30	September 30	December 31
2004
Net sales	$9,510,972	$11,572,793	$10,968,033	$12,628,821
Gross profit	3,710,601	4,365,910	4,235,649	4,578,287
Net loss	$(640,504)	$(66,786)	$(453,125)	$(48,981)

Basic and diluted loss per share:	$(0.06)	$(0.01)	$(0.04)	$(0.00)

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) to ensure that material information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the period specified by the SEC’s rules and forms.

Based on that evaluation, Tesoro’s principal executive officer and principal financial officer have concluded that its disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. At this time, management has determined that the Company’s current system of disclosure controls and procedures is sufficient i) to ensure that data errors, control problems, or acts of fraud are detected and ii) to confirm that appropriate corrective action, including process improvements, is undertaken in a timely manner.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal control over financial reporting and include an assertion in our 2007 annual report as to the effectiveness of our internal controls over financial reporting. Subsequently, our independent registered public accounting firm, McGladrey & Pullen LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that would need to be addressed and remediated.

ITEM 9B.               OTHER INFORMATION

None

PART III.

Item 10.                       Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Corporate Governance Matters—Code of Conduct” in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2007  which is 120 days after the fiscal year ended December 31, 2006.

Item 11.                       Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Election of Directors—Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.                       Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.                       Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees” in the Proxy Statement.

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

(1)   Financial Statements

Reference is made to the Index to Consolidated Financial Statements of IWT Tesoro Corporation under Item 8 of Part II hereof.

(2)   Consolidated Financial Statement Schedules

(i)       Report Of Independent Registered Public Accounting Firm on Financial Statement Schedule:

McGladrey & Pullen, LLP - As of December 31, 2006, December 31, 2005 and December 31, 2004, and each of the years then ended.

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

10.38

Amendment dated as of March 31, 2006 to the August 25, 2006 $3.0 million Minimum Borrowing Note (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006)

10.39

Amended and restated securities Agreement effective as of July 21, 2006 Note (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006)

10.40

Amended and Restated $5.0 million revolving note effective August 25, 2006, as amended and restated from time to time (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006)

10.41

Amended and Restated Registration Rights Agreement effective as of July 21, 2006, amending and restated a restated registration rights agreement dated as of May 3, 2006 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006)

10.42

Fifth amendment to the Amended and Restated Loan and Security Agreement dated as of September 5, 2006 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006).

10.43

Form of Amended and Restated Credit Note in the principal amount of $26.5 million dated as of September 5, 2006 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006)..

10.44

Form of Forbearance Agreement between Bank of America and Tesoro, dated December 2, 2006 filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2006).

10.45

Form of Project Development and Management Agreement dated November 20, 2006 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2006).

10.46

Form of Amended and Restated Loan Agreement with Bank of America and the Revolving Line of Credit, each dated December 10, 2006 filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2007).

10.47

Form of Employment Agreement between David W. Whitwell and Tesoro dated January 2, 2007 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2007).

16

Letter from Kantor Sewell & Oppenheimer, P.A., concurring with statements concerning their resignation (filed as an exhibit to the Company Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2004).

21	Subsidiaries of Registrant (filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 2006)
31.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of David W. Whitwell, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Henry J. Boucher, Jr., Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of David W. Whitwell, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Included in this filing. Exhibits are available without charge, upon request of IWT Tesoro.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

By:	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Henry J. Boucher, Jr.	April 2, 2007
Henry J. Boucher, Jr., Principal Executive Officer

/s/ David W. Whitwell	April 2, 2007
David W. Whitwell, Principal Financial Officer

/s/ Henry J. Boucher, Jr.	April 2, 2007
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director	April 2, 2007
James Edwards, Director

/s/ Paul F. Boucher	April 2, 2007
Paul F. Boucher, Director

/s/ Forrest Jordan	April 2, 2007
Forrest Jordan, Director

/s/ Grey Perna	April 2, 2007
Grey Perna, Director

/s/ Joseph Equale	April 2, 2007
Joseph Equale, Director

/s/ Allen Rosenberg	April 2, 2007
Allen Rosenberg, Director

/s/ Carl G. Anderson, Jr.	April 2, 2007
Carl G. Anderson, Jr., Director

/s/ Robert Rogers	April 2, 2007
Robert Rogers, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

IWT Tesoro Corporation and Subsidiaries

Westport, Connecticut

Our audits of the consolidated financial statements referred to in our report dated March 30, 2007,  (included elsewhere in this Annual Report on Form 10K) also included the consolidated financial statement schedules for the years ended December 31, 2006, 2005 and 2004, listed in item 15(a) of this form 10-K..  These schedules are the responsibility of IWT Tesoro’s management.  Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/McGLADREY & PULLEN, LLP

New Haven, Connecticut
March 30, 2007

Schedule II

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006 , 2005 AND 2004

	Balance	Additions		Balance
	at Beginning	Charged		at End
Description	of Year	to Expense	Deductions (1)	of Year

Year ended December 31, 2004 (as restated):
Allowance for returns, claims and doubtful accounts	$175,000	196,102	101,089	$270,013

Year ended December 31, 2005
Allowance for returns, claims and doubtful accounts	$270,013	180,100	157,451	$292,662

Year ended December 31, 2006
Allowance for returns, claims and doubtful accounts	$292,662	423,635	238,623	$477,674

(1) Represents charge offs, net of recoveries, to the valuation account

	Balance	Additions
	at Beginning	Charged to Costs		Balance
Description	of Period	and Expenses	Deductions	at end of Period

Year ended December 31, 2006	$—	$525,000	$—	$525,000
Allowance for inventory obsolencence