Form 10-K/A
period 2006-12-31
IWT TESORO CORP
filed 2007-04-03
CIK 1119190

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

Explanatory Note

IWT issued an amended 10K on April 3, 2007 to change some typographical errors in the table of Note 15 Income Taxes.

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

Interest expense for 2006 was approximately $5,434,800 compared to $2,090,800 in 2005. The increase in interest expense was attributable to our continuing use of debt to finance our growth and the general increase in interest rates and the amortization of the warrants and options associated with the insurance of debt. In February 2006, we issued a $2,000,000 subordinate convertible note to an institutional investor at a higher rate than our commercial revolving credit line. The

Company issued a warrant and option to purchase shares of the Company’s common stock, as more fully described in Note 7 to the consolidated financial statements. Amortization of discounts for the warrant and option were charged to interest expense totaling $509,540 during the year ended December 31, 2006. In May 2006, we issued a $2,000,000 secured term note to an institutional investor at a annual interest rate equal to 15% per annum. The Company issued a warrant to purchase shares of the Company’s common stock, as more fully described in Note 8 to the consolidated financial statement. Amortization of discounts for the warrant was charged to interest expense totaling $148,536. An additional $1,666,000 amortization of discounts was charged to interest expense in connection with the secured revolving note issued on August 25, 2005 as more fully described in Note 6 to the consolidated financial statement.

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

See Notes to Consolidated Financial Statements

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(3,439,379)	$(4,343,457)	$(1,209,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring charge	807,404	—	—
Depreciation and amortization	755,196	443,030	297,324
Amortization of loan discount	2,569,956	555,552	—
Change in fair value of embedded derivatives	(4,608,822)	954,462	—
Common stock issued for services and compensation	129,516	10,600	147,050
Provision for doubtful accounts and allowance for returns	423,635	22,649	226,089
Provision for obsolete inventory	525,000	—	—
(Gain) loss on disposal of property and equipment	28,427	8,691	(21,532)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,282,448)	(2,049,444)	(3,257,140)
Inventories	498,447	(10,583,515)	(8,569,653)
Deposit on purchase of inventories	564,315	(361,222)	(409,375)
Prepaid expenses and other assets	(88,332)	(239,468)	210,670
Increase (Decrease) in:
Accounts payable	(2,109,841)	4,874,099	5,432,046
Accrued expenses and other liabilities	188,509	520,226	503,930
Net cash used in operating activities	(5,038,417)	(10,187,797)	(6,649,987)
Cash flows from investing activities:
Acquisitions of property and equipment	(725,079)	(621,654)	(656,464)
Proceeds from sale of equipment	69,029	10,500	25,000
Net cash used in investing activities	(656,050)	(611,154)	(631,464)
Cash flows from financing activities:
Proceeds from revolving line of credit	67,364,284	65,641,124	48,766,998
Payments on revolving line of credit	(65,462,000)	(58,989,215)	(42,392,747)
Collection on notes receivable arising from sale of stock	—	—	550,000
Repayment of convertible debt	(333,334)	—	—
Proceeds from issuance of stock	—	—	147,875
Payments of long-term debt and capital lease obligations	(102,649)	(126,796)	(126,860)
Loan financing costs	—	(76,135)	(23,499)
Proceed from issuance of convertible debt and warrant	4,000,000	5,000,000	—
Debt issuance costs	(156,000)	(267,000)	—
Treasury stock	(10,147)	—	—
Repayment of notes payable, subordinated debt	—	(338,662)	—
Net cash provided by financing activities	5,300,154	10,843,316	6,921,767
Net Increase (Decrease) in Cash	(394,313)	44,365	(359,684)
Cash, Beginning	552,042	507,677	867,361
Cash, Ending	$157,729	$552,042	$507,677

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

NOTE 15.              INCOME  TAXES

The current income tax provisions for the years ended December 31, 2006, 2005 and 2004 were $37,875, $45,682 and $0, respectively.

The following is a reconciliation of the income tax benefit computed at the Federal Statutory rate to the provision for income taxes:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Income tax benefit at statutory rate	$(1,156,511)	(34.0)	$(1,461,244)	(34.0)	$(411,193)	(34.0)

Permanent items:
Accretion of loan discounts	454,245	13.5	66,663	1.5
Change in fair value of derivative	(1,566,999)	(46.7)	324,517	7.5
Other	1,439	0.1	14,582	0.4	29,925	2.5

Change in valuation allowance	2,547,351	74.7	1,003,446	23.4	421,974	34.9

State taxes, net of federal benefit	(204,249)	(5.8)	(67,006)	(1.6)	(40,706)	(3.4)

Changes in deferred items	(37,401)	(0.4)	164,724	3.9	—	—

Income tax provision	$37,875	1.4	$45,682	1.1	$—	—

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

Date: April 3, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Henry J. Boucher, Jr.	April 3, 2007
Henry J. Boucher, Jr., Principal Executive Officer

/s/ David W. Whitwell	April 3, 2007
David W. Whitwell, Principal Financial Officer

/s/ Henry J. Boucher, Jr.	April 3, 2007
Henry J. Boucher, Jr., Director

/s/ James R. Edwards, Director	April 3, 2007
James Edwards, Director

/s/ Paul F. Boucher	April 3, 2007
Paul F. Boucher, Director

/s/ Forrest Jordan	April 3, 2007
Forrest Jordan, Director

/s/ Grey Perna	April 3, 2007
Grey Perna, Director

/s/ Joseph Equale	April 3, 2007
Joseph Equale, Director

/s/ Allen Rosenberg	April 3, 2007
Allen Rosenberg, Director

/s/ Carl G. Anderson, Jr.	April 3, 2007
Carl G. Anderson, Jr., Director

/s/ Robert Rogers	April 3, 2007
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