Form 10-Q
period 2007-03-31
IWT TESORO CORP
filed 2007-05-14
CIK 1119190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 0-31267

IWT TESORO CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-2048019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

☒Yes	☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☒Yes                ☐No

Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of May 2, 2007: 14,958,749 shares

IWT TESORO CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the three months ended March 31, 2007
INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$337,484	$157,729
Accounts receivable, net of allowance for doubtful accounts and returns of $440,687 and $477,674, respectively	10,667,524	9,780,039
Inventories, net of allowance for obsolescence of $435,502 and $525,000, respectively	28,415,914	30,674,860
Deposit on purchases of inventories	84,626	167,693
Prepaid expenses	298,571	210,345
Total current assets	39,804,119	40,990,666

Property and Equipment, net	2,174,721	2,264,762

Other Assets	982,095	1,016,250
Total assets	$42,960,935	$44,271,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$16,648,386	$17,014,921
Accrued expenses and other liabilities	2,071,504	2,040,593
Current portion of equipment leases	40,155	55,889
Current portion of equipment notes	22,797	30,499
Note payable, revolving line of credit	24,608,195	24,400,378
Current portion of convertible debt	800,007	800,007
Note payable, other (net of discounts of $18,572 and $74,273, respectively)	1,981,428	1,925,727
Total current liabilities	46,172,472	46,268,014

Long-Term Debt:
Capital leases, equipment, net of current portion	41,119	41,098
Notes payable, equipment, net of current portion	47,283	47,297
Note payable, revolving line of credit (net of discounts of $2,361,128 and $2,777,792, respectively)	2,638,872	2,222,208
Convertible debt, net of current portion (net of discounts of $573,073 and $741,408, respectively)	93,587	125,252
Total long-term debt	2,820,861	2,435,855
Total liabilities	48,993,333	48,703,869

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 12,103,067 and 11,928,600 issued and outstanding	12,104	11,929
Additional paid in capital	7,740,567	7,383,305
Accumulated deficit	(13,764,989)	(11,817,278)
	(6,012,318)	(4,422,044)
Treasury stock, 10,584 and 6,105 shares at cost, respectively	(20,080)	(10,147)
Total stockholders’ deficit	(6,032,398)	(4,432,191)
	$42,960,935	$44,271,678

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended
	March 31,
	2007	2006

Net Sales	$14,800,163	$16,031,219
Cost of Goods Sold	9,262,472	10,217,790
Gross Profit	5,537,691	5,813,429
Operating Expenses:
Warehouse and distribution	2,569,692	2,354,354
Sales and marketing	1,337,051	1,536,730
General and administrative	2,100,999	1,983,648
	6,007,742	5,874,732
Loss from Operations	(470,051)	(61,303)
Other Income (Expense):
Interest expense	(1,470,647)	(1,081,376)
Change in fair value of derivative	—	4,023,103
Other	(3,962)	(30,282)
	(1,474,609)	2,911,445
Income (Loss) Before Income Taxes	(1,944,660)	2,850,142

Income Tax Expense	3,051	—
Net Income (Loss)	$(1,947,711)	$2,850,142
Earnings (Loss) Per Share:
Basic	$(0.16)	$0.24
Diluted	$(0.16)	$0.22

Weighted Average Common Shares Outstanding:
Basic	11,929,500	11,731,856
Diluted	11,929,500	12,901,966

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS’ DEFICIT
(Unaudited)

				Additional	Accumulated
	Common Stock		Treasury	Paid in	Earnings
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2006	11,928,600	$11,929	$(10,147)	$7,383,305	$(11,817,278)	$(4,432,191)
Issuance of shares to employees and directors for services rendered	51,800	52	—	103,548	—	103,600
Issuance of shares to consultant for services rendered	122,667	123	—	222,460	—	222,583
Stock option compensation expense	—	—	—	31,254	—	31,254
Treasury stock at cost	—	—	(9,933)	—	—	(9,933)
Net loss, three months ended March 31, 2007	—	—	—	—	(1,947,711)	(1,947,711)
Balance, March 31, 2007	12,103,067	$12,104	$(20,080)	$7,740,567	$(13,764,989)	$(6,032,398)

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,947,711)	$2,850,142
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	169,445	155,648
Amortization of loan discount	640,700	525,373
Change in fair value of embedded derivative	—	(4,023,103)
Common stock issued for services and compensation	326,183	11,500
Stock option compensation expense	31,254	30,437
Provision for doubtful accounts and reserve for returns	49,200	79,060
Provision for obsolete inventory	(89,498)	—
Loss on disposal of property and equipment	—	11,161
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(936,685)	(2,094,553)
Inventories	2,348,444	781,206
Deposit on purchase of inventories	83,067	74,052
Prepaid expenses and other assets	(104,259)	(144,191)
Increase (Decrease) in:
Accounts payable	(366,535)	(1,428,990)
Accrued expenses and other liabilities	43,045	(68,461)
Net cash provided by (used in) operating activities	246,650	(3,240,719)

Cash flows from investing activities:
Acquisitions of property and equipment	(29,216)	(364,005)
Proceeds from sale of equipment	—	5,300
Net cash used in investing activities	(29,216)	(358,705)

Cash flows from financing activities:
Proceeds from revolving line of credit	13,905,097	17,625,018
Payments on revolving line of credit	(13,709,414)	(16,347,768)
Proceeds from issuance of convertible debt and warrant	—	2,000,000
Debt issuance costs	—	(80,500)
Repayment of convertible debt	(200,000)	—
Payments of long-term debt and capital lease obligations	(23,429)	(30,512)
Tresury stock	(9,933)	—
Net cash (used in) provided by financing activities	(37,679)	3,166,238

Net Increase (Decrease) in Cash	179,755	(433,186)

Cash, Beginning	157,729	522,042
Cash, Ending	$337,484	$118,856

See notes to the consolidated interim financial statements.

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash Paid During the Period for:
Interest expense	$829,947	$556,004
Income tax	$3,051	$—
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$55,858	$48,215
Non-Cash Investing and Financing Activities:
Payment of interest expense through the issuance of common stock	$54,812	$38,925

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2007

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The consolidated financial statements include IWT Tesoro Corporation and its wholly owned subsidiaries (collectively the “Company”).

IWT Tesoro Corporation “Tesoro” was incorporated in the state of Nevada on May 3, 2000.  On October 1, 2002, IWT Tesoro Corporation acquired 100% of the outstanding stock of International Wholesale Tile, Inc. (IWT) in exchange for 83% of its outstanding common stock in a transaction accounted for as a recapitalization of IWT. A total of 9,000,000 shares of common stock were issued for the acquisition. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of International Wholesale Tile, Inc. The financial statements became those of International Wholesale Tile, Inc., with adjustments to reflect the changes in equity structure.

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-10 of Regulation S-X of the Securities and Exchange Commission. Accordingly certain information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K, for the fiscal year ended December 31, 2006.

The Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements of IWT Tesoro Corporation at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Adoption of New Accounting Policy

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes.  This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination.  Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and has analyzed its federal and significant state filing positions.  The periods subject to examination for the Company’s federal returns are the tax years 2004 through 2006.  The periods subject to examination for the Company’s significant state returns, are the tax years 2004 through 2006.  The Company believes that its income tax filing positions and deductions will be sustained on examination and does not anticipate any adjustments that will result in a material change on its financial statements.  As a result, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 nor was there a cumulative effect related to adopting FIN 48 recorded.

The Company’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 1 of our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes the framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 31, 2006. The adoption of SFAS No. 158 did not have an impact on our consolidated financial statements.

NOTE 2                 LIQUIDITY AND PROFITABILITY CONSIDERATIONS

Profitability

The Company’s net loss for the three months ended March 31, 2007 is approximately $1,948,000 compared to a $2,850,000 profit for the three months ended March 31, 2006. This follows net losses of approximately $3,439,000, $4,344,000 and $1,209,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The net loss for the year ended December 31, 2006 was reduced by a $4.6 million gain from the change in the fair value of a derivative in the first quarter of 2006.  Also included in the 2006 loss was a $2.3 million loss from the restructured operations of the IFG subsidiary and $2.6 million of non-cash loan discount amortization expense.  For the first quarter of 2007 the loss from operations increased to $470,000 versus $61,000 in the first quarter of 2006 as a result of the lower sales in the first quarter 2007.  Interest expense in the first quarter of 2007 increased to $1,471,000 from $1,081,000 in 2006 as a result of the two additional loans in February and May 2006 and the non-cash amortization of the loan discounts.

Overall revenue in the first quarter 2007 decreased 7.7% to $14,800,000 from $16,031,000 in the 2006 first quarter.  The decrease in revenue is primarily the result of the slower housing market in Florida and the southeast. On the positive side, the Company is seeing sales growth in the Texas region and has added two additional sales staff in that area to accelerate its growth in that market. Gross margin for the three months ended March 31, 2007 increased to 37.4% of net sales compared to 36.3% for the three months ended March 31, 2006. The Company has instituted a 6% price increase in fourth quarter 2006 on a majority of its products in order to cover higher shipping and import costs.

The operating expenses for the three months ended March 31, 2007 increased a total of $133,000 to $6,008,000 versus $5,875,000 in the first quarter 2006.  Warehouse and delivery expense increased $216,000 to $2,570,000 versus $2,354,000 in the first quarter 2006 as a result of higher freight rates, smaller orders in the cut order business and a continued shift to more in the truck load business.  The increase in higher warehouse expenses is also due to the Company’s obligation to assume additional warehouse space in Dallas in the second half of 2006.  Administration expense increased slightly in the first quarter 2007 to $2,101,000 versus $1,984,000 in the first quarter 2006.  Sales and Marketing expense decreased $200,000 to $1,337,000 from $1,537,000 in the first quarter 2007 as a result of lower sales.

The Company believes that it needs to continue to focus on growing sales and leveraging its fixed warehouse and administrative costs while still keeping its inventory levels lower (thus increasing inventory turns) to increase its profitability.  In recent years the Company has invested in additional sales personnel, warehouse and operations in Texas, California and Ohio and while these locations continue to generate increased sales, the current revenue levels do not cover all of the locations’ operating costs.

Liquidity

As reflected in the consolidated balance sheet as of March 31, 2007, the Company had a working capital deficit of approximately $6,368,000, a deterioration of approximately $1,091,000 from December 31, 2006 at which time a working capital deficit of approximately $5,277,000 existed. The increase in the first quarter working capital deficit is a result of the operating loss.

As a result of the recent slowing sales growth and better management of inventory ($2.3 million reduction achieved during the first quarter of 2007) the Company generated $247,000 of cash from operations in the first quarter of 2007 versus a $3,241,000 use of cash from operations in the first quarter of 2006.  Inventory turns for the first quarter of 2007 (on an annualized basis) remained unchanged from the 1.3 for the twelve months ended December 31, 2006. The Company also was able to issue stock instead of cash for approximately $223,000 of investor related services.

The Company has several investment banks and financial advisors working with the Company to secure additional equity and or debt financing.  On April 9, 2007 the Company entered into a definitive agreement and issued approximately 1.8 million restricted shares to Antares Trading Fund Mercatech SA at a price to be determined.  The Company expects to complete the funding in May 2007.   On May 2, 2007 the Company received an extension from the Laurus Master Fund, LTD on the Company’s one year $2 million note due May 3, 2007.  The Company expects to be able to pay the note with new longer term capital.

As more fully discussed in Note 5, the Company received notice of default from its primary lender on October 25, 2006 and on November 2, 2006 the Company has subsequently entered into a forbearance agreement with its primary lender. The Company’s original three (3) year $26.5 million credit line agreement ended in December 2006 and the bank has been extending the agreement in 90 day increments including the forbearance requirements that contains certain covenants requiring the Company to maintain a certain minimum adjusted EBITDA.  The current 90 day extension expires June 10, 2007. Although we have not met our minimum adjusted EBITDA covenants management believes that the credit line will be extended for at least another 90 days.

Management believes that its continued focus on sales growth in Texas and California while maintaining margins and leveraging operating costs will improve its profitability. The Company will also continue to maintain reduced inventory levels while still providing optimal customer service. The Company is committed to identifying and obtaining additional financing to grow its business and meet it’s near term debt obligations.

NOTE 3                 INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2007	2006

Tiles	$27,045,184	$30,033,507
Inventory in transit	1,806,232	1,166,353
	28,851,416	31,199,860
Allowance for obsolescence	435,502	525,000
	$28,415,914	$30,674,860

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 4                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2007	2006

Furniture and fixtures	$319,052	$318,128
Machinery and equipment	1,154,913	1,154,913
Vehicles	321,572	321,572
Office and computer equipment	748,508	720,216
Leasehold improvements	888,533	888,533
	3,432,578	3,403,362
Less accumulated depreciation	1,257,857	1,138,600
	$2,174,721	$2,264,762

Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $119,300 and $85,400, respectively.

NOTE 5                 NOTE PAYABLE, REVOLVING LINES OF CREDIT

Revolving Line of Credit

On September 5, 2006, the Company amended and restated the existing revolving line of credit agreement with its senior lender providing up to $26,500,000 of available borrowings with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rate of 8.375% at March 31, 2007) payable monthly.  The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at March 31, 2007 and December 31, 2006 was $ 24,549,431 and $24,370,278, respectively. At September 10, 2006 the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants and received a notice of default from its primary lender on October 25, 2006. On November 2, 2006, the primary lender and the Company entered into a forbearance agreement whereby the bank agreed to forbear the exercise of its rights to demand payment until December 10, 2006, provided that the Company is not in default of any of its other obligations, which it currently is not, and the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations. The Company continues to operate under the November 2nd, 2006 forbearance agreement. Effective March 10, 2007, the Company entered into the Seventh Amendment to the Amended and Restated Loan Agreement with its senior credit Facility, Bank of America, N.A.  The Seventh Amendment extends the term of its $26.5 million line of credit to June 10, 2007 and contains monthly minimum adjusted EBITDA covenant. The Company was not in compliance with its monthly EBITDA covenant during the first quarter of 2007.

In November 2006, the Company entered into an unsecured revolving line of credit agreement for its newly created subsidiary American Gres, Inc., with its primary lender providing up to $95,000 of available borrowings with interest rates ranging from 11.24% to 13.24% at March 31, 2007 payable monthly. The balance due at March 31, 2007 was $58,764.

Revolving Note Payable

On August 25, 2005, the Company issued a secured convertible revolving note in the aggregate amount of $5,000,000 resulting in net proceeds of $4,733,000 after debt issuance costs of $267,000.  Interest accrued on the principal balance of the note at an annual interest rate equal to prime plus 1.5%.  The note matures on August 25, 2008.  The note was convertible into common stock of the Company at an initial conversion rate of $2.74 per share.  Because the related loan documentation contained certain non-standard anti-dilution provisions and requirements to settle any conversion option with registered shares, the Company was required to account for the conversion option as an embedded derivative requiring separate accounting treatment in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.  Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the embedded conversion option and classified $2,068,317 as a derivative liability that was adjusted to fair value at each reporting date with changes in fair value reported in earnings.  In connection with the convertible notes, the Company issued to the holder of the note a five-year warrant to purchase 511,883 shares of the Company’s common stock at an exercise price of $3.15 per share and an option to purchase 1,170,110 shares of the Company’s common stock at an exercise price of $0.001 per share.  Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and option and classified $3,099,835 and $692,334, respectively, as derivative liabilities that were adjusted to fair value at each reporting date with changes in fair value reflected in operations. The fair values of the options, warrants, and embedded conversion option was estimated at the date of issuance using the Black-Scholes option-pricing model using the following weighted average assumptions: risk-free rate of 4.06%, dividend yields of 0%, and volatility factors of the expected market price of the Company’s common stock of 60.79%.

On March 31, 2006, the Company issued an amendment to certain agreements, dated August 25, 2005. As a result of the Amendment, the Company is no longer required to make any modifications to the fixed conversion price, or issue additional securities in the event the Company issues common stock at a price less than $2.74 per share

On July 21, 2006, the Company Amended and Restated the Secured Revolving Note dated August 25, 2005 removing all conversion features of the original note. In addition the interest rate was modified as follows: August 25, 2006 thru July 20, 2006, annual interest rate equal to prime plus 1.5%; July 21, 2006 thru August 25, 2008, annual interest rate equal to 8.5%.   A secured convertible minimum borrowing note, dated August 25, 2005 was voided.  An amendment to the registration rights agreement removed all references to the convertibility of the Secured Revolving Note, removed all references to the secured convertible minimum borrowing note and removed the provision for liquidating damages as a remedy in the event the Company is unable to deliver registered shares.  As a result, the provisions that required derivative liability classification in accordance with SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities:” no longer exist. The holder of the note no longer has the right to convert any portion of principal or interest into common shares of the Company. The registration rights agreement was modified to remove all “uneconomical” provisions that previously resulted in the requirement to classify the warrants and options to purchase common shares covered by the registration rights agreement as derivative liabilities.  As amended, the registration rights agreement does not preclude equity classification of the warrants and options in accordance with EITF 00-19.

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

The balance of the note net of unamortized discounts as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Principal amount of notes	$5,000,000	$5,000,000
Fair value - Conversion feature	(1,764,629)	(1,764,629)
Fair value - Warrants and options	(3,235,371)	(3,235,371)
Accretion of discount into interest expense	2,638,872	2,222,208
Balance, net of unamortized discounts	$2,638,872	$2,222,208

For the three months ended March 31, 2007 and 2006, interest expense related to the revolving credit line amounted to $505,443 and $436,073, respectively.

Interest expense related to the secured revolving note for the three months ended March 31, 2007 and 2006 amounted to $107,037 and $111,563, respectively.

Accretion of discounts for the conversion feature and warrant related to the secured revolving note resulted in charges to interest expense totaling $147,051 for both the three months ended March 31, 2007 and 2006.

Accretion of discounts for the detachable warrant related to the secured revolving note resulted to charges to interest expense totaling $269,613 for both three months ended March 31, 2007 and 2006.

NOTE 6         NOTES PAYABLE – CONVERTIBLE DEBT

On February 10, 2006, the Company issued a secured convertible term note in the amount of $2,000,000 resulting in net proceeds of $1,919,500.  Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 2.0%, payable monthly in arrears commencing on March 1, 2006.  On March 31, 2007, the interest rate was 10.25%.  The note requires monthly principal payments of $66,667 that commenced on August 1, 2006 and continuing until maturity.  The note matures on February 10, 2009.    The note is convertible into common stock of the Company at a fixed conversion rate of $2.17 per share.  Based upon the closing price per share of the Company’s common stock on the date of issuance, there was a beneficial conversion feature with an estimated intrinsic value of $553,593, which is presented as a discount on the note to be amortized into expense over the three year term of the loan using the effective interest method.  In connection with the convertible note, the Company issued to the holder of the note a seven-year warrant to purchase 460,829 shares of the Company’s common stock at an exercise price of $2.39 per share.  The Company estimated the fair value of the warrant and allocated $455,943 of the proceeds of the debt to the warrant which is presented as a discount on the note to be amortized into interest expense over the three-year term of the note using the effective interest method. The aggregate discount allocated to the beneficial conversion feature and the options and warrants was recorded as additional paid in capital at the date of issuance. The fair value of the warrant was estimated at the date of issuance using the Black-Scholes option-pricing model using the following assumptions: risk-free rate of 4.59%, dividend yields of 0%, and a volatility factor of the expected market price of the Company’s common stock of 58.2%.  The Company also issued to the holder, 221,198 shares of the Company’s common stock as prepayment of interest in the amount of $486,636, which was calculated based upon the closing price per share of the Company’s common stock on the date of issuance of $2.20 per share. The prepaid interest is presented as a discount on the note to be amortized into interest expense over the three year term using the effective interest method.

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

The balance of the note, net of unamortized discounts as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Principal amount of notes	$1,466,667	$1,666,667
Fair value - Conversion feature	(553,593)	(553,593)
Fair value - Warrants	(942,579)	(942,579)
Accretion of discount to interest expense	923,099	754,764
Balance, net of unamortized discounts	$893,594	$925,259
Current	800,007	800,007
Non-current	93,587	125,252
	$893,594	$925,259

Interest expense related to the note for the three months ended March 31, 2007 and 2006 was $54,812 and $38,925, respectively.

Accretion of discounts for the beneficial conversion feature and warrant resulted in charges to interest expense totaling $62,252 and $45,110 for the three months ended March 31, 2007 and 2006, respectively.

Accretion of discounts for the detachable warrant resulted to charges to interest expense totaling $51,271 and $37,154 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 7                 NOTES PAYABLE – OTHER

On May 3, 2006, the Company issued a secured term note in the amount of $2,000,000 resulting in net proceeds of $1,924,500.  Interest accrues on the principal balance of the note at an annual interest rate equal to 15%, payable monthly in arrears commencing on June 1, 2006. The note matured on May 3, 2007 and has been extended to June 3, 2007.  In connection with the term note, the Company issued to the holder of the note a seven-year warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $1.12 per share.  The Company estimated the fair value of the warrant and allocated $222,809 of the proceeds of the debt to the warrant, which is presented as a discount on the note to be amortized into expense over the one-year term of the note.  The fair value of the warrant was estimated at the date of issuance using the Black-Scholes option-pricing model using the following assumptions: risk-free rate of 5.06%, dividend yields of 0%, and a volatility factor of the expected market price of the Company’s common stock of 59.18%.

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

The balance of the note as of March 31, 2007 and December 31, 2006, net of unamortized discounts is a follows:

	March 31,	December 31,
	2007	2006

Principal amount of notes	$2,000,000	$2,000,000
Fair value - Warrants	(222,809)	(222,809)
Accretion of discount into interest expense	204,237	148,536
Balance, net of unamortized discounts	$1,981,428	$1,925,727

Interest expense related to the note amounted to $75,000 for the three months ended March 31, 2007.

Accretion of discounts for the detachable warrant resulted in charges to interest expense totaling $55,701 for the three months ended March 31, 2007.

NOTE 8                 STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2007, the Company issued 174,467 shares of common stock to several employees and consultants under the Stock Incentive Plan for services rendered, based on the closing stock price at the date of issuance, for a total of $326,183, resulting in an equivalent charge to operations.

On March 28, 2007, the Company signed a $2 million media campaign agreement with a third party consultant. Over a three year period the Company will receive $5.0 million of advertising, event planning and sponsorship, convention support and other marketing support services at this third party’s “rate card rates”. In return the Company issued one (1) million shares of its common stock (875,000 restricted shares issued to Global Media Funds and 125,000 unrestricted shares issued to an individual associated with Global Media Funds). The agreement has a default provision which could require the third party to return shares under certain conditions thus requiring the shares to be accounted for as if they had not been issued. Recognition of the shares will occur as services are rendered, at which point the Company will recognize advertising expense and the corresponding capital based on the fair market value of the Company’s stock on the date the services are rendered. The one (1) million shares issued are not included on the Company’s balance sheet or basic EPS (are included in diluted EPS to the extent they are not anti-dilutive) until the services have been rendered and recognized in the Company’s financial statements.

Treasury Stock

On June 26, 2006, the Company’s board of directors authorized an employee stock purchase program whereby The Company would purchase up to 150,000 shares of IWT Tesoro’s stock for resale to employees participating in the program. During the three months ended March 31, 2007, the Company purchased 4,479 shares of IWT Tesoro common stock for a total cost of $9,933, at fair market value in the open market. On March 17, 2007 the Company’s board of directors terminated the employee stock purchase plan and the 10,584 shares will be retired.

NOTE 9                 INCOME TAXES

At March 31, 2007, the Company had net operating loss carry forwards for federal income tax purposes of approximately $11,500,000 which are available to offset future federal taxable income through 2027.

NOTE 10               STOCK-BASED COMPENSATION

On January 10, 2007, the Company granted to non-employee members of the Board of Directors, 50,000 options to purchase shares of its common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on January 10, 2007. These options have a contractual life of ten years and vest 50% immediately and 50% one year after the date of grant.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and historical volatility of the stock of similar companies, and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following assumptions were used to calculate the Company’s options on the date of grant during the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
	2007	2006

Dividend yield	0%	0%
Expected volatility	72.2%	58.8%
Risk-free interest rate	4.7%	4.4%
Expected life of options (in years)	5.5	5.5
Weighted-average grant-date fair value	$1.31	$1.42

During the three month periods ended March 31, 2007 and 2006, the Company recognized additional compensation costs of $31,254 and $30,437, respectively.

As of March 31, 2007, there was $187,200 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.38 years.

As of March 31, 2007 there were 806,082 shares granted and 652,249 shares outstanding.

Shares available for future stock option grants to employees and directors under the existing plan were 3,193,918 and 3,243,918, respectively, at March 31, 2007 and 2006.  The aggregate intrinsic value of shares outstanding as of March 31, 2007 and 2006 were $1,175,211 and $1,109,625, respectively. The aggregate intrinsic value of options exercisable as of March 31, 2007 and 2006 were $984,682 and $863,005, respectively.

NOTE 11               SUBSEQUENT EVENT

On April 9, 2007, the Company entered into a Securities Purchase Agreement with Mercatus & Partners Limited (Antares) in which we agreed to issue an aggregate of 1,818,182 shares to Antares based on a discounted market price as of the date of closing. The Company delivered the shares to a custodian financial institution on April 11, 2007 and Mercatus agrees to pay the purchase price within 45 days. Upon receipt of the payment for the shares the Company will issue a warrant to purchase 181,812 shares of common stock at $.001 per share to Mercatus. If the purchase price is not received within 45 days the Company at its discretion can demand recall of the shares, issue a stop transfer order on the sale and delivery of any of the shares, and terminate the agreement.

On May 2, 2007, the Company entered into an agreement with Laurus Master Funds LTD to extend the maturity date of the $2.0 million term note due on May 3rd, 2007, as more fully described in Note 7 of the Company’s  Consolidated Financial Statements, to June 3, 2007.

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

Results of Operations for the Quarters ended March 31, 2007, 2006 and 2005.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Three Months Ended March 31,
	2007	2006	2005

Revenues	$14,800,163	$16,031,219	$13,692,978
Cost of Goods Sold	9,262,472	10,217,790	8,562,993
Gross Margin	5,537,691	5,813,429	5,129,985
Gross Margin Percentage	37.42%	36.26%	37.46%
Operating Expenses	$6,007,742	$5,874,732	$4,895,825
	40.6%	36.6%	35.8%
Income (Loss) from operations	(470,051)	(61,303)	234,160

Quarter ended March 31, 2007 Compared to Quarter March 31, 2006

Net sales for the three months ended March 31, 2007 decreased approximately $1,231,000 or 7.7% over the reported net sales for the three months ended March 31, 2006. Management believes that the decline in sales for the three months ended March 31, 2007 was due primarily to the slowing housing market in Florida and the southeast. The Company is continuing its growth strategy by continuing to add sales staff in various regions.

Gross profit for the three months ended March 31, 2007 was approximately $5,538,000 or 37.4% of net sales compared to $5,813,000 or 36.3% of net sales for the three months ended March 31, 2006. Gross profit has improved as a result of our 6% sales price increase implemented in the fourth quarter of 2006 and the restructured operations of the former Import Flooring Group subsidiary now know as Tesoro Direct, Inc. The Company expects to maintain a gross profit sales ratio of approximately 36% to 38% in the future.

Our operating expenses for the three months ended March 31, 2007 were approximately $6,008,000 or 40.6% of net sales compared to $5,875,000 or 36.6% of net sales for the three months ended March 31, 2006. The increase in our operating expense ratio for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, was caused by higher freight rates and additional warehouse costs in Dallas.

Changes in Financial Position for the three months ended March 31, 2007 from the year ended December 31, 2006

Current assets at March 31, 2007 are approximately $40.0 million compared to $41.0 million at December 31, 2006, a decrease of approximately $1.0 million. The net decrease is primarily attributable to a decrease in inventory of approximately $2.3 million offset by an increase in accounts receivable of approximately $.9 million.  The decrease in inventory relates to our continued efforts to improve our inventory turnover rate and utilization of resources.

Current liabilities at March 31, 2007 are approximately $46.2 million compared to $46.3 million at December 31, 2006, a decrease of approximately $0.1 million. The decrease is attributable to a decrease in accounts payable of approximately $0.4 million offset by an increase in our revolving line of credit of approximately $0.2 million. These changes are consistent with our ability to fund our growth through continuing operations.

Long term liabilities at March 31, 2007 are approximately $2.8 million compared to $2.4 million at December 31, 2006, an increase of approximately $0.4 million. The increase is due to an increase in convertible debt from the accretion of discounts as more fully described in Note 5, 6 and 7 of the consolidated financial statements.

Liquidity and Capital Resources

We had cash balances of approximately $337,500 at March 31, 2007 and $157,700 at December 31, 2006.

The cash provided by operations during the quarter ended March 31, 2007 were approximately $0.2 million compared to the cash used in operations of $3.2 million for the quarter ended March, 31 2006. The increased inflow was primarily attributable to a decrease in inventory from approximately $30.7 million at the beginning of 2007 to $28.4 million at March 31, 2007.

Net cash used in investing activities during the quarter ended March 31, 2006 was approximately $29,000 compared to $359,000 for the quarter ended March 31, 2006. Capital expenditures in the first quarter of 2006 were higher than normal due to the purchase of tile finishing equipment to enhance our breadth of products offered.

Net cash used in financing activities during the quarter ended March 31, 2007 was approximately $38,000 compared to the net cash provided of $3.2 million during the quarter ended March 31, 2006. The approximate $3.2 million change in financing activities is attributable to no new financing arrangements in the first quarter of 2007 as compared to a $2.0 financial arrangement in the first quarter of 2006 along with increase borrowings of approximately $1.3 million through our commercial lender.

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

We believe that our application of accounting policies, and the estimates that are inherently required by these policies, are reasonable. We believe that significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006 and the FIN 48 “Accounting for Uncertainty in Income Taxes” policy adopted January 1, 2007, as described in Note 1 herein, may involve a higher degree of judgment and complexity.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 2, 2007.  No material quantitative or qualitative changes in market risk exposure has occurred since the date of that filings

ITEM 4 – CONTROLS AND PROCEDURES

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

ITEM 1/A.             RISK FACTORS

The risk factors are substantially the same as those included in our Annual Report of Form 10-K and Form 10-K/A, filed with the Securities and Exchange Commission on April 2 and April 3, 2007, respectively.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales.

In connection with a $2.0 million media campaign agreement with GlobalMedia Fund (GMF), the Company issued 875,000 shares of its restricted stock to GMF. The sale of these securities were deemed to be exempt from registration under the Securities act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereafter, as transactions by an issuer not involving a public offering. GMF represented its intention to acquire the securities for investment only and not with a view for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. The issuance of these securities were made without general solicitation or advertising. GMF is an accredited investor and had adequate access, through their relationship with the Company, to information, including financial, about the Company. This transaction did not involve any underwriters, underwriting discounts or commissions.

IWTT Purchases of Equity Securities

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

In the first quarter 2007, we repurchased approximately 4,500 shares of IWTT common stock. Since inception of our stock repurchase program in June 2006, we have repurchased approximately 10,600 shares of IWTT common stock. On March 17, 2007 the Company’s board of directors terminated the employee stock purchase plan. Our share repurchases for the first quarter of 2007 are as follows:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares purchased as	Dollar Value) of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price Paid	Announced Plans or	Pruchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Program

January 1 - 31, 2007	115	2.10	115	143,780
February 1 - 29, 2007	3,510	2.25	3,510	140,270
March 1 - 31, 2007	854	1.54	854	139,416
Total	4,479	1.96	4,479	139,416

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

On October 25, 2006, IWT Tesoro Corporation and its subsidiaries received a letter from its senior credit facility, Bank of America, N.A. stating that certain events of default had occurred and are continuing under its credit facility agreements including that the Company did not attain its minimum EBITDA for the months ended August 2006 and September 2006, nor did the Company reach its minimum fixed charge coverage ratio for the period ended September 30, 2006. On November 2, 2006 the Company and Bank of America executed a forbearance agreement, whereby the Bank agreed to forbear the exercise of its rights to December 10, 2006 provided (i) that the Company is not in default of any of its other obligations, and (ii) the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations.  Effective March 10, 2007, the Company entered into the Seventh Amendment to the Amended and Restated Loan Agreement with its senior credit Facility, Bank of America, N.A.  The Seventh Amendment extends the term of its $26.5 million line of credit to June 10, 2007 and contains monthly minimum adjusted EBITDA covenant. The Company was not in compliance with its monthly EBITDA covenant during the first quarter of 2007.

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
10.10

Employment Agreement between International Wholesale Tile, Inc. and David W. Whitwell (exhibits omitted) (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.11

Employment Agreement between International Wholesale Tile, Inc. and Paul F. Boucher (this document is omitted as it is substantially similar to David W. Whitwell’s Employment Agreement with the exception of the employee’s name and address)

10.12

Employment Agreement between International Wholesale Tile, Inc. and Grey Perna (this document is omitted as it is substantially similar to David W. Whitwell’s Employment Agreement with the exception of the employee’s name and address)

10.13

Subordination Agreement between Congress Financial Corporation (Florida). and David W. Whitwell (filed as an Exhibit to the Company’s Registration Statement, filed with the Securities and Exchange Commission on May 21, 2003)

10.14

Subordination Agreement between Congress Financial Corporation (Florida). and Paul F. Boucher (this document is omitted as it is substantially similar to David W. Whitwell’s Subordination Agreement with the exception of the employee’s name and address)

10.15

Subordination Agreement between Congress Financial Corporation (Florida). and Grey Perna (this document is omitted as it is substantially similar to David W. Whitwell’s Subordination Agreement with the exception of the employee’s name and address)

10.16

Amended and Restated Loan and Security Agreement between by and between Fleet Capital Corporation, IWT Tesoro Corporation and International Wholesale Tile, Inc. effective December 31, 2004 (filed as an Exhibit to the Company Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2005).

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

10.44

Form of Forbearance Agreement between Bank of America and Tesoro, dated December 2, 2006 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2006).

10.45

Form of Project Development and Management Agreement dated November 20, 2006 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2006).

10.46

Form of Amended and Restated Loan Agreement with Bank of America and the Revolving Line of Credit, each dated December 10, 2006 filed as an exhibit to the Company’s periodic filing on Form 8-K, (filed with the Securities and Exchange Commission on January 8, 2007).

10.47

Form of Employment Agreement between David W. Whitwell and Tesoro dated January 2, 2007 (filed as an exhibit to the Company’s periodic filing on Form 8-K, (filed with the Securities and Exchange Commission on January 8, 2007).

10.48

Form of Amended and Restated Loan Agreement with Bank of America and the Revolving Line of Credit, each dated March 10, 2007 filed as an exhibit to the Company’s periodic filing on Form 8-K, (filed with the Securities and Exchange Commission on March 12, 2007).

10.49

Form of Proposal/Memorandum of Understanding with Mercatus & Partners, Limited, dated April 9, 2007 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2007).

10.50

Form of Securities Purchase Agreement with Global Media Fund, Inc., dated March 26, 2007 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2007).

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

(b)   Reports on Form 8-K

Form 8-K, filed on January 8, 2007, with respect to a press release regarding the appointment of David Whitwell as its new Chief Financial Officer.

Form 8-K/A filed on January 8, 2007,  filing the form of employment agreement with David Whitwell.

Form 8-K/A, filed on January 8, 2007 with respect to the 6th amendment to the credit facility with Bank of America.

Form 8-K, filed on February 21, 2007, with respect to a press release regarding subsidiary International Wholesale Tile’s record sales.

Form 8-K, filed on March 12, 2007, with respect to the 7th amended to the credit facility with Bank of America.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

May14, 2007	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

May 14, 2007	/s/ David W. Whitwell
David W. Whitwell, Chief Financial Officer