Form 10-Q
period 2007-06-30
IWT TESORO CORP
filed 2007-08-16
CIK 1119190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

☐Yes                ☒No

Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of July 19, 2007: 14,821,931 shares

IWT TESORO CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the six months ended June 30, 2007
INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$623,627	$157,729
Accounts receivable, net of allowance for doubtful accounts and returns of $475,510 and $477,674, respectively	10,941,526	9,780,039
Inventories, net of allowance for obsolescence of $382,364 and $525,000, respectively	24,763,710	30,674,860
Deposit on purchases of inventories	205,798	167,693
Prepaid expenses	274,940	210,345
Total current assets	36,809,601	40,990,666

Property and Equipment, net	2,067,883	2,264,762

Other Assets	921,095	1,016,250
Total assets	$39,798,579	$44,271,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$16,401,323	$17,014,921
Accrued expenses and other liabilities	2,308,619	2,040,593
Current portion of equipment leases	10,271	55,889
Current portion of equipment notes	29,635	30,499
Note payable, revolving line of credit	23,191,461	24,400,378
Current portion of convertible debt	800,007	800,007
Note payable, other (net of discounts of $0 and $74,273, respectively)	2,000,000	1,925,727
Total current liabilities	44,741,316	46,268,014

Long-Term Debt:
Capital leases, equipment, net of current portion	82,516	41,098
Notes payable, equipment, net of current portion	20,024	47,297
Note payable, revolving line of credit (net of discounts of $1,944,464 and $2,777,792, respectively)	3,055,536	2,222,208
Convertible debt, net of current portion (net of discounts of $425,068 and $741,408, respectively)	41,591	125,252
Total long-term debt	3,199,667	2,435,855
Total liabilities	47,940,983	48,703,869

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 12,185,567 and 11,928,600 issued and outstanding, respectively	12,186	11,929
Additional paid in capital	7,880,663	7,383,305
Accumulated deficit	(16,015,173)	(11,817,278)
	(8,122,324)	(4,422,044)
Treasury stock, 10,584 and 6,105 shares at cost, respectively	(20,080)	(10,147)
Total stockholders’ deficit	(8,142,404)	(4,432,191)
	$39,798,579	$44,271,678

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended		The six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Sales	$14,672,898	$16,940,815	$29,473,061	$32,972,034
Cost of Goods Sold	9,694,702	10,748,471	18,957,174	20,966,261
Gross Profit	4,978,196	6,192,344	10,515,887	12,005,773
Operating Expenses:
Warehouse and distribution	2,546,182	2,638,498	5,115,874	4,992,852
Sales and marketing	1,360,510	1,421,269	2,697,561	2,957,999
General and administrative	1,850,932	1,931,431	3,951,931	3,915,079
Restructuring charge	—	585,680	—	585,680
	5,757,624	6,576,878	11,765,366	12,451,610
Loss from Operations	(779,428)	(384,534)	(1,249,479)	(445,837)
Other Expenses:
Interest expense	(1,468,452)	(1,336,671)	(2,939,099)	(2,418,047)
Change in fair value of derivative	—	324,130	—	4,347,233
Other	6,696	(111,126)	2,734	(141,408)
	(1,461,756)	(1,123,667)	(2,936,365)	1,787,778
Income (Loss) Before Income Taxes	(2,241,184)	(1,508,201)	(4,185,844)	1,341,941

Income Tax Benefit (Expense)	(9,000)	—	(12,051)	—
Net Income (Loss)	$(2,250,184)	$(1,508,201)	$(4,197,895)	$1,341,941
Earnings (Loss) Per Share:
Basic	$(0.19)	$(0.13)	$(0.35)	$0.11
Diluted	$(0.19)	$(0.13)	$(0.35)	$0.10

Weighted Average Common Shares Outstanding:
Basic	11,945,075	11,927,146	11,972,997	11,788,211
Diluted	11,945,075	11,927,146	11,972,997	12,958,321

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

				Additional	Accumulated
	Common Stock		Treasury	Paid in	Earnings
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2006	11,928,600	$11,929	$(10,147)	$7,383,305	$(11,817,278)	$(4,432,191)

Issuance of shares to employees and directors for services rendered	66,800	67	—	110,883	—	110,950

Issuance of shares to consultant for services rendered	190,167	190	—	330,769	—	330,959

Stock option compensation expense	—	—	—	55,706	—	55,706

Treasury stock at cost	—	—	(9,933)	—	—	(9,933)

Net loss, six months ended June 30, 2007	—	—	—	—	(4,197,895)	(4,197,895)

Balance, June 30, 2007	12,185,567	$12,186	$(20,080)	$7,880,663	$(16,015,173)	$(8,142,404)

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(4,197,895)	$1,341,941
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash restructuring charge	—	478,794
Depreciation and amortization	327,651	353,630
Amortization of loan discount	1,223,941	1,213,659
Change in fair value of embedded derivative	—	(4,347,233)
Common stock issued for services and compensation	441,909	12,792
Stock option compensation expense	55,706	60,152
Provision for doubtful accounts and reserve for returns	98,400	97,570
Loss on disposal of property and equipment	1,864	80,156
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,259,887)	(2,443,955)
Inventories	5,911,150	876,157
Deposit on purchase of inventories	(38,105)	359,509
Prepaid expenses and other assets	(57,233)	(174,047)
Increase (Decrease) in:
Accounts payable	(613,598)	(2,317,848)
Accrued expenses and other liabilities	252,190	101,653
Accrued restructuring charges	—	11,451
Net cash provided by (used in) operating activities	2,146,093	(4,295,619)

Cash flows from investing activities:
Acquisitions of property and equipment	(79,643)	(423,700)
Proceeds from sale of equipment	34,800	17,300
Net cash used in investing activities	(44,843)	(406,400)

Cash flows from financing activities:
Proceeds from revolving line of credit	26,600,939	34,968,529
Payments on revolving line of credit	(27,794,020)	(34,297,193)
Proceeds from issuance of convertible debt and warrant	—	4,000,000
Debt issuance costs	—	(156,000)
Repayment of convertible debt	(400,000)	—
Proceeds from long-term debt and capital lease obligations	48,733	—
Payments of long-term debt and capital lease obligations	(81,071)	(54,574)
Purchase of Treasury stock	(9,933)	—
Net cash (used in) provided by financing activities	(1,635,352)	4,460,762

Net Increase (Decrease) in Cash	465,898	(241,257)

Cash, Beginning	157,729	552,042
Cash, Ending	$623,627	$310,785

See notes to the consolidated interim financial statements.

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash Paid During the Period for:
Interest expense	$1,715,158	$1,078,327
Income tax	$12,051	$—
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$58,511	$147,237
Non-Cash Investing and Financing Activities:
Payment of interest expense through the issuance of common stock	$103,004	$38,925

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SIX MONTHS ENDED JUNE 30, 2007

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

International Wholesale Tile, Inc. is principally a value added reseller of ceramic floor and wall covering products (primarily ceramic, porcelain and stone tile) to the new construction and remodeling industries for commercial and residential marketplaces. In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro, has five additional wholly owned subsidiaries. The Tile Club, Inc., formed in 2004, organized to acquire licensing, manufacturing and distribution rights; Tesoro Direct, Inc., formally known as Import Flooring Group, Inc. a wholly owned subsidiary of The Tile Club formed in 2005 to develop an agency business; and American Gres, Inc. formed in November 2006, organized to produce domestic ceramic tile. The remaining two, IWT Tesoro Transport, Inc. and IWT Tesoro International, LTD., a Bermuda corporation are inactive.

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

Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and has analyzed its federal and significant state filing positions.  The periods subject to examination for the Company’s federal returns are the tax years 2004 through 2006.  The periods subject to examination for the Company’s significant state returns, are the tax years 2004 through 2006.  The Company believes that its income tax filing positions and deductions will be sustained on examination and does not anticipate any adjustments that will result in a material change on its financial statements.  As a result, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 nor were there a cumulative effect related to adopting FIN 48 recorded.

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

NOTE 2                 LIQUIDITY AND PROFITABILITY CONSIDERATIONS

Profitability

The Company’s net loss for the three months ended June 30, 2007 is approximately $2.2 million compared to a $1.5 million loss for the three months ended June 30, 2006. The Company’s net loss for the six months ended June 30, 2007 is approximately $4.2 million versus a $1.3 million net profit for the six months ended June 30, 2006. The net profit of $1.3 million for the six months ended June, 30, 2006 included a $4.3 million gain from the change in the fair value of a derivative.   This follows net losses of approximately $3.4 million, $4.3 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

 The Company’s second quarter 2007 loss from operations increased to $0.8 million from $0.4 million in the second quarter of 2006 as a result of the lower sales.  Interest expense in the second quarter of 2007 increased to $1.5 million from $1.3 million in 2006.  Loss from operations for the six months ended June 30, 2007 increased to $1.3 million from $0.5 million for the first half of 2006 as a result of the lower sales.  Interest expense for the first six months of 2007 increased to $2.9 million from $2.4 million in 2006 as a result of the two additional loans in February and May 2006 and the non-cash amortization of the loan discounts.

Revenue in the second quarter 2007 decreased 13.4% to $14.7 million from $16.9 million in the 2006 second quarter. Revenue decreased 10.6% to $29.5 million for the six months ended June 30, 2007 from $33.0 million in the six months ended June 30, 2006. The overall decrease in revenue is primarily the result of the slower housing market in Florida and the Southeast. The Company however, continues to see an increase in its sales in the Texas region where it has only been operating for a few years and has added two additional sales staff in that market to accelerate its growth there.  Overall, the building material and flooring market have slowed considerably in the last year as a result of the declining housing market in Florida and the Southeast.  Although the Company continues to expect long term above average growth in the housing and flooring market that it serves the Company cannot predict when the market will begin to improve.

Gross margin for the three months ended June 30, 2007 decreased to 33.9% of net sales compared to 36.6% for the three months ended June 30, 2006. Gross margin for the six months ended June 30, 2007 decreased to 35.7% of net sales compared to 36.4% for the same six months of 2006.  The decrease in margin percentage is primarily related to aggressively reducing inventory including the lower margin product lines.

Total operating expenses for the three months ended June 30, 2007 decreased to $5.8 million from $6.0 million in the second quarter 2006 which included $0.6 million of restructuring charges.  The operating expenses for the six months ended June 30, 2007 decreased to $11.8 million from $12.0 million in the six months ended June 30, 2006 which included $0.6 million of restructuring charges. Warehouse and delivery expense increased to $5.1 million during the six months ended June 30, 2007 from $5.0 million during the six months ended June 30, 2006 as a result of higher freight rates, smaller orders in the cut order business and higher warehouse expenses related to requirements to assume additional warehouse space in Dallas in the second half of 2006.  Administration expense increased slightly during the six months ended June 30, 2007 to $4.0 million from $3.9 million during the six months ended June 30, 2006.  Sales and Marketing expense during the six months ended June 30, 2007 decreased to $2.7 million from $3.0 million during the six months ended June 30, 2006 as a result of lower sales.

Cost Reduction Program

On June 18, 2007 the Company announced salary and cost reductions totaling $1.3 million annually.  As of August 1, 2007 these reductions have been implemented.  The Company has identified an additional $1.2 million of potential cost reductions primarily associated with reducing the size of its presence in some of its locations.   The Company expects that the savings associated with these additional changes will not commence until the first quarter of 2008. In addition, on July 2, 2007, the Company implemented, a per day handling fee that is expected to generate approximately $1 million annually to offset the increased warehousing and distribution costs.

The Company believes the recent cost reductions, including lower warehouse and administrative costs and revenue enhancements combined with growing sales in Texas and steady sales in Florida could lead to profitability.  In recent years the Company has invested in additional sales personnel, warehouse and operations in California and Ohio and while these locations continue to generate increased sales, the current revenue levels do not cover all of the locations’ operating costs.

Liquidity

As reported in the consolidated balance sheet as of June 30, 2007, the Company had a working capital deficit of approximately $7.9 million, a deterioration of approximately $2.6 million from December 31, 2006 at which time a working capital deficit of approximately $5.3 million existed. The increase in the first half of 2007 working capital deficit is a result of the decrease in inventory and the operating loss partially offset by the reduction in short term debt. In the past, the Company has been able to generate sufficient working capital from its customers, However with the slowing housing market; the Company does not have sufficient working capital from its sales.  Because of the Company’s highly leveraged financial position, it is having a difficult time securing additional credit from its suppliers for inventory.

As a result of the recent decline in sales and in better management of inventory ($5.9 million reduction during the first half of 2007) the Company generated $2.1 million of cash from operations in the first six months of 2007 versus a $4.3 million use of cash from operations in the first six months of 2006.  Inventory turns for the first six months of 2007 (on an annualized basis) increased to 1.5 times versus 1.3 for the twelve months ended December 31, 2006. The Company also issued stock instead of cash for approximately $0.4 million of investor related services during the first six months of 2007.

Several investment banks and financial advisors are working with the Company to try to secure additional equity and or debt financing.  As discussed in the subsequent event section, on August 15, 2007, the Company entered into a term sheet with KMA Capital Partners, Inc., its affiliates and investors, to raise up to $10.0 million in Cumulative Preferred Stock on a best efforts basis.  On April 9, 2007 the Company entered into a definitive agreement and issued approximately 1.8 million restricted shares to Antares Trading Fund Mercatech SA at a price to be determined.  The Company expected to complete the funding in May 2007 but the transaction was delayed and as of August 3, 2007 the shares have been recalled due to no purchase price being delivered (see subsequent event section for additional details).   On May 2, 2007 the Company received an extension to June 3, 2007 from the Laurus Master Fund, LTD on the Company’s one year $2 million note due May 3, 2007.  The Company continues to make interest payments on all the Laurus Notes. However, the Company has not received a further extension on the May $2.0 million note, which is currently past due. The Company expects to be able to pay the note when sufficient new longer term capital is raised.

As more fully discussed in Note 5, the Company received notice of default from its primary lender on October 25, 2006 and on November 2, 2006 the Company has subsequently entered into a forbearance agreement with its primary lender. As discussed in the the subsequent event section, on August 9, 2007 the Company’s primary lender notifed the Company that the revolving credit loan exceeded the borrowing base by approximately $700,000.  The Company is working with its senior lender to resolve this condition.  The Company’s original three (3) year $26.5 million credit line agreement ended in December 2006, however the bank has been extending the agreement in 90 day increments including the forbearance requirements that contains certain covenants requiring the Company to maintain a certain minimum adjusted EBITDA.  The current 90 day extension expires September 10, 2007.Although we have not met our minimum adjusted EBITDA covenants management believes that the credit line will be extended for at least another 90 days.

Management believes that its continued focus on reducing costs of operations while growing sales in Texas and maintaining sales in the southeast will improve its profitability. The Company will also continue to maintain reduced inventory levels while still providing optimal customer service. The Company is making progress toward obtaining additional financing to support its working capital needs and meet its near term debt obligations and is exploring all options. However if the Company is unable to secure additional financing in the next few weeks or its current lenders are unable or unwilling to provide additional operating funds, the Company may no alternative but to file a voluntary protection petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

NOTE 3                 INVENTORIES

Inventories consisted of the following:

	June 30.	December 31,
	2007	2006

Tiles	$24,083,028	$30,033,507
Inventory in transit	1,063,046	1,166,353
	25,146,074	31,199,860
Allowance for obsolescence	382,364	525,000
	$24,763,710	$30,674,860

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 4                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2007	2006

Furniture and fixtures	$319,052	$318,128
Machinery and equipment	1,203,646	1,154,913
Vehicles	256,580	321,572
Office and computer equipment	750,202	720,216
Leasehold improvements	888,533	888,533
	3,418,013	3,403,362
Less accumulated depreciation	1,350,130	1,138,600
	$2,067,883	$2,264,762

Depreciation expense for the three months ended June 30, 2007 and 2006 was $120,600 and $56,800, respectively and for the six months ended June 30, 2007 and 2006 was approximately $239,900 and $142,200, respectively.

NOTE 5                 NOTE PAYABLE, REVOLVING LINES OF CREDIT

Revolving Line of Credit

On September 5, 2006, the Company amended and restated the existing revolving line of credit agreement with its senior lender providing up to $26,500,000 of available borrowings with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 8.34375% to 8.375% at June 30, 2007) payable monthly.  The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at June 30, 2007 and December 31, 2006 was $ 23,114,301 and $24,370,278, respectively. At September 10, 2006 the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants and received a notice of default from its primary lender on October 25, 2006. On November 2, 2006, the primary lender and the Company entered into a forbearance agreement whereby the bank agreed to forbear the exercise of its rights to demand payment until December 10, 2006, provided that the Company is not in default of any of its other obligations, which it currently is not, and the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations. The Company continues to operate under the November 2nd, 2006 forbearance agreement. Effective June 9th, 2007, the Company entered into the Eighth Amendment to the Amended and Restated Loan Agreement with its senior credit Facility, Bank of America, N.A.  The Eighth Amendment extends the term of its $26.5 million line of credit to September 10, 2007 and contains monthly minimum adjusted EBITDA covenant. The Company was not in compliance with its monthly EBITDA covenant during the first six months of 2007.

In November 2006, the Company entered into an unsecured revolving line of credit agreement for its newly created subsidiary American Gres, Inc., with its primary lender providing up to $95,000 of available borrowings with an interest rate of 29.99% at June 30, 2007 payable monthly. The balance due at June 30, 2007 and December 31, 2006 was $77,160 and $30,100, respectively.

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

On March 31, 2006, the parties entered into an amendment to certain agreements, dated August 25, 2005. As a result of the Amendment, the Company is no longer required to make any modifications to the fixed conversion price, or issue additional securities in the event the Company issues common stock at a price less than $2.74 per share

On July 21, 2006, the Company amended and restated the secured revolving note dated August 25, 2005 removing all conversion features of the original note. In addition the interest rate was modified as follows: August 25, 2006 thru July 20, 2006, annual interest rate equal to prime plus 1.5%; July 21, 2006 thru August 25, 2008, annual interest rate equal to 8.5%.   A secured convertible minimum borrowing note, dated August 25, 2005 was voided.  An amendment to the registration rights agreement removed all references to the convertibility of the Secured Revolving Note, removed all references to the secured convertible minimum borrowing note and removed the provision for liquidating damages as a remedy in the event the Company is unable to deliver registered shares.  As a result, the provisions that required derivative liability classification in accordance with SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities:” no longer exist. The holder of the note no longer has the right to convert any portion of principal or interest into common shares of the Company. The registration rights agreement was modified to remove all “uneconomical” provisions that previously resulted in the requirement to classify the warrants and options to purchase common shares covered by the registration rights agreement as derivative liabilities.  As amended, the registration rights agreement does not preclude equity classification of the warrants and options in accordance with EITF 00-19.

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

The balance of the note net of unamortized discounts as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

Principal amount of notes	$5,000,000	$5,000,000
Fair value - Conversion feature	(1,764,629)	(1,764,629)
Fair value - Warrants and options	(3,235,371)	(3,235,371)
Accretion of discount into interest expense	3,055,536	2,222,208
Balance, net of unamortized discounts	$3,055,536	$2,222,208

For the three months ended June 30, 2007 and 2006, interest expense related to the revolving credit line amounted to $504,342 and $475,990, respectively. For the six months ended June 30, 2007 and 2006, interest expense related to the revolving credit line amounted to $1,009,785 and $912,063, respectively.

Interest expense related to the secured revolving note for the three months ended June 30, 2007 and 2006 amounted to $298,544 and $118,785, respectively. Interest expense related to the secured revolving note for the six months ended June 30, 2007 and 2006 amounted to $405,581 and $230,348, respectively.

Accretion of discounts for the conversion feature and warrant related to the secured revolving note resulted in charges to interest expense totaling $147,051 for both the three months ended June 30, 2007 and 2006. Accretion of discounts for the conversion feature and warrant related to the secured revolving note resulted in charges to interest expense totaling $294,102 for both the six months ended June 30, 2007 and 2006.

Accretion of discounts for the detachable warrant related to the secured revolving note resulted to charges to interest expense totaling $269,613 for both three months ended June 30, 2007 and 2006. Accretion of discounts for the detachable warrant related to the secured revolving note resulted to charges to interest expense totaling $539,226 for both six months ended June 30, 2007 and 2006.

NOTE 6         NOTES PAYABLE – CONVERTIBLE DEBT

On February 10, 2006, the Company issued a secured convertible term note in the amount of $2,000,000 resulting in net proceeds of $1,919,500.  Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 2.0%, payable monthly in arrears commencing on March 1, 2006.  On June 30, 2007, the interest rate was 10.25%.  The note requires monthly principal payments of $66,667 that commenced on August 1, 2006 and continuing until maturity.  The note matures on February 10, 2009.    The note is convertible into common stock of the Company at a fixed conversion rate of $2.17 per share.  Based upon the closing price per share of the Company’s common stock on the date of issuance, there was a beneficial conversion feature with an estimated intrinsic value of $553,593, which is presented as a discount on the note to be amortized into expense over the three year term of the loan using the effective interest method.  In connection with the convertible note, the Company issued to the holder of the note a seven-year warrant to purchase 460,829 shares of the Company’s common stock at an exercise price of $2.39 per share.  The Company estimated the fair value of the warrant and allocated $455,943 of the proceeds of the debt to the warrant which is presented as a discount on the note to be amortized into interest expense over the three-year term of the note using the effective interest method. The aggregate discount allocated to the beneficial conversion feature and the options and warrants was recorded as additional paid in capital at the date of issuance. The fair value of the warrant was estimated at the date of issuance using the Black-Scholes option-pricing model using the following assumptions: risk-free rate of 4.59%, dividend yields of 0%, and a volatility factor of the expected market price of the Company’s common stock of 58.2%.  The Company also issued to the holder, 221,198 shares of the Company’s common stock as prepayment of interest in the amount of $486,636, which was calculated based upon the closing price per share of the Company’s common stock on the date of issuance of $2.20 per share. The prepaid interest is presented as a discount on the note to be amortized into interest expense over the three year term using the effective interest method.

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

The balance of the note, net of unamortized discounts as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

Principal amount of notes	$1,266,666	$1,666,667
Fair value - Conversion feature	(553,593)	(553,593)
Fair value - Warrants	(942,579)	(942,579)
Accretion of discount to interest expense	1,071,104	754,764
Balance, net of unamortized discounts	$841,598	$925,259

Current	800,007	800,007
Non-current	41,591	125,252
	$841,598	$925,259

Interest expense related to the note for the three months ended June 30, 2007 and 2006 was $48,192 and $72,288, respectively. Interest expense related to the note for the six months ended June 30, 2007 and 2006 was $103,003 and $111,213, respectively.

Accretion of discounts for the beneficial conversion feature and warrant resulted in charges to interest expense totaling $54,734 and $82,100 for the three months ended June 30, 2007 and 2006, respectively. Accretion of discounts for the beneficial conversion feature and warrant resulted in charges to interest expense totaling $116,986 and $127,210 for the six months ended June 30, 2007 and 2006, respectively.

Accretion of discounts for the detachable warrant resulted to charges to interest expense totaling $45,079 and $67,619 for the three months ended June 30, 2007 and 2006, respectively. Accretion of discounts for the detachable warrant resulted to charges to interest expense totaling $96,350 and $104,773 for the six months ended June 30, 2007 and 2006, respectively.

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

The balance of the note as of June 30, 2007 and December 31, 2006, net of unamortized discounts is a follows:

	June 30,	December 31,
	2007	2006

Principal amount of notes	$2,000,000	$2,000,000
Fair value - Warrants	(222,809)	(222,809)
Accretion of discount into interest expense	222,809	148,536
Balance, net of unamortized discounts	$2,000,000	$1,925,727

Interest expense related to the note amounted to $75,833 and $48,444 for the three months ended June 30, 2007 and 2006, respectively. Interest expense related to the note amounted to $150,833 and $48,444 for the six months ended June 30, 2007 and 2006, respectively.

Accretion of discounts for the detachable warrant resulted in charges to interest expense totaling $18,572 and $37,134 for the three months ended June 30, 2007 and 2006, respectively. Accretion of discounts for the detachable warrant resulted in charges to interest expense totaling $74,273 and $37,134 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 8                 STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2007, the Company issued 256,967 shares of common stock to several employees and consultants under the Stock Incentive Plan for services rendered, based on the closing stock price at the date of issuance, for a total of $441,909, resulting in an equivalent charge to operations.

On March 28, 2007, the Company signed a $2 million media campaign agreement with a third party consultant. Over a three year period the Company will receive $5.0 million of advertising, event planning and sponsorship, convention support and other marketing support services at this third party’s “rate card rates”. In return the Company issued one (1) million shares of its common stock (875,000 restricted shares issued to Global Media Funds and 125,000 unrestricted shares issued to an individual associated with Global Media Funds). The agreement has a default provision which could require the third party to return shares under certain conditions thus requiring the shares to be accounted for as if they had not been issued. Recognition of the shares will occur as services are rendered, at which point the Company will recognize advertising expense and the corresponding capital based on the fair market value of the Company’s stock on the date the services are rendered. The one (1) million shares issued are not included on the Company’s balance sheet or basic EPS (are included in diluted EPS to the extent they are not anti-dilutive) until the services have been rendered and recognized in the Company’s financial statements. During the three and six months ended June 30, 2007 no shares were recognized.

On April 9, 2007, the Company entered into an agreement with Antares Trading Fund Mercatech SA and issued 1,818,182 shares at a price to be determined at a later date. The funds were to be delivered within 45 days of issuance and the Company may recall the shares and terminate the agreement at its discretion after the 45 days. At June 30, 2007 the Company has not received the purchase price under the agreement however has extended the payment date. The shares issued are not included on the Company’s balance sheet or basic EPS (are included in diluted EPS to the extent they are not anti-dilutive) until the payment is received and recognized in the Company’s financial statements.

Treasury Stock

On June 26, 2006, the Company’s board of directors authorized an employee stock purchase program whereby the Company would purchase up to 150,000 shares of IWT Tesoro’s stock for resale to employees participating in the program. During the six months ended June 30, 2007, the Company purchased 4,479 shares of IWT Tesoro common stock for a total cost of $9,933, at fair market value in the open market. On March 17, 2007 the Company’s board of directors terminated the employee stock purchase plan and the 10,584 shares will be retired.

NOTE 9                 INCOME TAXES

At June 30, 2007, the Company had net operating loss carry forwards for federal income tax purposes of approximately $13,500,000 which are available to offset future federal taxable income through 2027.

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

The following assumptions were used to calculate the Company’s options on the date of grant during the six months ended June 30, 2007 and 2006, respectively:

	Six Months Ended June 30
	2007	2006

Dividend yield	0%	0%
Expected volatility	72.2%	58.8%
Risk-free interest rate	4.7%	4.4%
Expected life of options (in years)	5.5	5.5
Weighted-average grant-date fair value	$1.31	$1.42

During the three month periods ended June 30, 2007 and 2006, the Company recognized additional compensation costs of $24,452 and $29,725, respectively. During the six month periods ended June 30, 2007 and 2006, the Company recognized additional compensation costs of $55,706 and $60,162, respectively.

As of June 30, 2007, there was $148,560 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.17 years.

As of June 30, 2007 there were 806,082 shares granted and 652,249 shares outstanding.

Shares available for future stock option grants to employees and directors under the existing plan were 3,193,918 and 3,243,918, respectively, at June 30, 2007 and 2006.  The aggregate intrinsic value of shares outstanding as of June 30, 2007 and 2006 were $1,160,711 and $1,109,625, respectively. The aggregate intrinsic value of options exercisable as of June 30, 2007 and 2006 were $977,392 and $863,005, respectively.

NOTE 11               SUBSEQUENT EVENT

On August 3, 2007 the Company notified Mercatus & Partners Limited that the 1,818,182 shares issued on April 9, 2007 were to be returned immediately for failure to remit the purchase price within 45 days as required under the agreement.  IWT Tesoro’s transfer agent has initiated the process to void and cancel the issued shares.

On August 9, 2007, the Company received a letter from its Senior Lender notifying it that there was an over advance of  approximately $700,000 as of that date.  The amount of the over advances changes on a daily basis and since that date of the notice, the Overdraft has ranged from approximately $200,000 to $800,000.  The Company is working with its Senior Lender to address the over advances.

On August 15, 2007, the Company entered into a Term Sheet with KMA Capital Partners, Inc. its affiliates and investors whereby KMA will use its best efforts to purchase up to $10.0 million of Series A Convertible Cumulative Preferred Stock at $5.00 per share. The coupon rate for the Series A (a) 4% for year 1, (b) 6% for year 2, (c) 8% for year three, and (c) 10% for years 4 and thereafter.   The Series A is convertible into Tesoro Common Stock at $.625 per share (or eight shares of Common Stock for each Series A).  However, if certain Performance Criteria are not met, each share of Series A is convertible into 20 shares of common stock.  Following Tesoro receiving a substantial portion of the funding, the Performance Criteria includes (i) satisfying certain subordinate debt on mutually agreeable terms,  (ii) sustaining sales at not less than $40 million following receiving a portion of the funding, (iii) maintaining a senior credit facility, and (iv) keeping a positive net worth.  The Company makes no assurances that it will receive any funding, based on the Term Sheet.

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

International Wholesale Tile, Inc. is principally a value added reseller of ceramic floor and wall covering products (primarily ceramic, porcelain and stone tile) to the new construction and remodeling industries for commercial and residential marketplaces. In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro, has five additional wholly owned subsidiaries. The Tile Club, Inc., formed in 2004, organized to acquire licensing, manufacturing and distribution rights; Tesoro Direct, Inc., formally known as Import Flooring Group, Inc. a wholly owned subsidiary of The Tile Club formed in 2005 to develop an agency business; and American Gres, Inc. formed in November 2006, organized to produce domestic ceramic tile.  The remaining two, IWT Tesoro Transport, Inc. and IWT Tesoro International, LTD., a Bermuda corporation are inactive.

Our principal executive office is located at 191 Post Road West, Suite 10, Westport, CT 06880.  Our telephone number is
(203) 221-2770.  Our web site can be found at http://www.iwttesoro.com.   Information contained on our web site is not part of this report.

Profitability

The Company’s net loss for the three months ended June 30, 2007 is approximately $2.2 million compared to a $1.5 million loss for the three months ended June 30, 2006. The Company’s net loss for the six months ended June 30, 2007 is approximately $4.2 million versus a $1.3 million net profit for the six months ended June 30, 2006. The net profit of $1.3 million for the six months ended June 30, 2006 included a $4.3 million gain from the change in the fair value of a derivative.   This follows net losses of approximately $3.4 million, $4.3 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenue in the second quarter 2007 decreased 13.4% to $14.7 million from $16.9 million in the 2006 second quarter. Revenue decreased 10.6% to $29.5 million for the six months ended June 30, 2007 from $33.0 million in the six months ended June 30, 2006. The overall decrease in revenue is primarily the result of the slower housing market in Florida and the Southeast. The Company however, continues to see an increase in its sales in the Texas region where it has only been operating for a few years and has added two additional sales staff in that market to accelerate its growth there.  Overall, the building material and flooring market have slowed considerably in the last year as a result of the declining housing market in Florida and the Southeast.   Although the Company continues to expect long term above average growth in the housing and flooring market that it serves the Company cannot predict when the market will begin to improve.

Gross margin for the three months ended June 30, 2007 decreased to 33.9% of net sales compared to 36.6% for the three months ended June 30, 2006. Gross margin for the six months ended June 30, 2007 decreased to 35.7% of net sales compared to 36.4% for the same six months of 2006.  The decrease in margin is primarily related to aggressively reducing inventory including the lower margin discontinued product lines.

Cost Reduction Program

On June 18, 2007, the Company announced salary and cost reductions totaling $1.3 million annually.  As of August 1, 2007 these reductions have been implemented.  The Company has identified an additional $1.2 million of potential cost reductions primarily associated with reducing the size of its presence in some of its locations.   The Company expects that the savings associated with these additional changes will not commence until the first quarter of 2008. In addition, on July 2, 2007, the

Company implemented, a per day handling fee that is expected to generate approximately $1 million annually to offset the increased warehousing and distribution costs.

The Company believes the recent cost reductions, including lower warehouse and administrative costs and revenue enhancements combined with growing sales in Texas and steady sales in Florida will lead to profitability.  In recent years the Company has invested in additional sales personnel, warehouse and operations in California and Ohio, and while these locations continue to generate increased sales, the current revenue levels do not cover all of the locations’ operating costs.

Liquidity

As reflected in the consolidated balance sheet as of June 30, 2007, the Company had a working capital deficit of approximately $7.9 million, a deterioration of approximately $2.7 million from December 31, 2006 at which time a working capital deficit of approximately $5.3 million existed. The increase in the first half of 2007 working capital deficit is a result of the decrease in inventory and the operating loss partially offset by the reduction in short term debt.  In the past, the Company has been able to generate sufficient working capital from its customers.  However, with the slowing housing market, the Company does not have sufficient working capital from its sales.  Because of the Company’s highly leveraged financial position, it is having a difficult time securing additional credit from its suppliers for inventory.

As a result of the recent decline in sales and better management of inventory ($5.9 million reduction during the first half of 2007) the Company generated $2.1 million of cash from operations in the first six months of 2007 versus a $4.3 million use of cash from operations in the first six months of 2006.  Inventory turns for the first six months of 2007 (on an annualized basis) increased to 1.5 times versus 1.3 for the twelve months ended December 31, 2006.

As more fully discussed in Note 5, the Company received notice of default from its primary lender on October 25, 2006 and on November 2, 2006 the Company has subsequently entered into a forbearance agreement with its primary lender. As discussed in the the subsequent event section, on August 9, 2007 the Company’s primary lender notifed the Company that the revolving credit loan exceeded the borrwing base by approximately $700,000.  The Company is working with its senior lender to reduce this amount. The Company’s original three (3) year $26.5 million credit line agreement ended in December 2006 and the bank has been extending the agreement in 90 day increments including the forbearance requirements that contains certain covenants requiring the Company to maintain a certain minimum adjusted EBITDA.  The current 90-day extension expires September 10, 2007.  Although we have not met our minimum adjusted EBITDA covenants management believes that the credit line will be extended for at least another 90 days.

On May 2, 2007 the Company received an extension from the Laurus Master Fund, LTD on the Company’s one year $2 million note due May 3, 2007.  The Company continues to make interest payments on the Laurus notes however the Company has not received a further extension and the note is currently past due. The Company expects to be able to pay the note when sufficient new longer term capital is raised

Management believes that its continued focus on reducing costs of operations while growing sales in Texas and maintaining sales in the southeast will improve its profitability. The Company will also continue to maintain reduced inventory levels while still providing optimal customer service. The Company has made progress with several investment banks and financial advisors to secure additional equity and or debt financing. As discussed in the subsequent event section, on August 15, 2007, the Company entered into a term sheet with KMA Capital Partners, Inc. its affiliates and investors, to raise up to $10.0 million in Cumulative Preferred Stock on a best efforts basis. The Company is committed to obtaining additional financing to support its working capital needs and meet it’s near term debt obligations and is exploring all its options.   However if the Company is unable to secure additional financing in the next few weeks or its current lenders are unable or unwilling to provide additional operating funds, the Company may have no alternative but to file a  voluntary protection petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

Results of Operations for the three months ended June 30, 2007, 2006 and 2005.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Results of Operations for the Quarter
	Quarter ending June 30,
	June 30,	June 30,	June 30,
	2007	2006	2005

Revenues	$14,672,898	$16,940,815	$14,317,461
Cost of Goods Sold	9,694,702	10,748,471	8,602,396
Gross Margin	4,978,196	6,192,344	5,715,065
Gross Margin Percentage	33.93%	36.55%	39.92%
Operating Expenses	5,757,624	6,576,878	5,257,277
	39.2%	38.8%	36.7%
Income (loss) from operations	$(779,428)	$(384,534)	$457,788

Quarter ended June 30, 2007 Compared to Quarter June 30, 2006

Net sales for the three months ended June 30, 2007 decreased approximately $2,268,000 or 13.4% over the reported net sales for the three months ended June 31, 2006. Management believes that the decline in sales for the three months ended June 30, 2007 was due primarily to the slowing housing market throughout the United States. The Company is selectively adding sales staff in certain regions to expand its customer base to maintain current sales levels.

Gross margin for the three months ended June 30, 2007 was approximately $4,978,000 or 33.9% of net sales compared to $6,192,000 or 36.6% of net sales for the three months ended June 30, 2006. The decline in gross margin is a result of aggressively reducing our inventory levels including the sale of discontinued lower margin product lines.

Our operating expenses for the three months ended June 30, 2007 were approximately $5,758,000 or 39.2% of net sales compared to $6,577,000 or 38.8% of net sales for the three months ended June 30, 2006. The increase in our operating expense ratio for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, was caused by fixed overhead costs that could not be reduced at a rate equal to the 13% decrease in sales.

Results of Operations for the six ended June 30, 2007, 2006 and 2005.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Six Months Ending June 30,
	June 30,	June 30,	June 30,
	2007	2006	2005

Revenues	$29,473,061	$32,972,034	$27,904,510
Cost of Goods Sold	18,957,174	20,966,261	17,165,389
Gross Margin	10,515,887	12,005,773	10,739,121
Gross Margin Percentage	35.68%	36.41%	38.49%
Operating Expenses	11,765,366	12,451,610	10,067,253
	39.9%	37.8%	36.1%
Income (loss) from operations	$(1,249,479)	$(445,837)	$671,868

Six Months ended June 30, 2007 Compared to the Six Months ended June 30, 2006

Net sales for the six months ended June 30, 2007 decreased approximately $3,499,000 or 10.6% over the reported net sales for the six months ended June 30, 2006. Management believes that the decline in sales for the six months ended June 30, 2007 was due primarily to the slowing housing market throughout the United States. The Company is selectively adding sales staff in certain regions to expand its customer base to maintain current sales levels.

Gross margin for the six months ended June 30, 2007 was approximately $10,516,000 or 35.7% of net sales compared to $12,006,000 or 36.4% of net sales for the six months ended June 30, 2006. The slight decline in gross margin is a result of aggressively reducing our inventory levels including the sale of discontinued lower margin product lines.

Our operating expenses for the six months ended June 30, 2007 were approximately $11,765,000 or 39.9% of net sales compared to $12,452,000 or 37.8% of net sales for the six months ended June 30, 2006. The increase in our operating expense ratio for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, was caused by fixed overhead costs that could not be reduced at a rate equal to the 11% decrease in sales.

Changes in Financial Position for the six months ended June 30, 2007 from the year ended December 31, 2006

Current assets at June 30, 2007 are approximately $36.8 million compared to $41.0 million at December 31, 2006, a decrease of approximately $4.2 million. The net decrease is primarily attributable to a decrease in inventory of approximately $5.9 million offset by an increase in accounts receivable of approximately $1.1 million and an increase of cash of approximately $500,000.  The decrease in inventory relates to our continued efforts to improve our inventory turnover rate and utilization of resources.

Current liabilities at June 30, 2007 are approximately $44.7 million compared to $46.3 million at December 31, 2006, a decrease of approximately $1.6 million. The decrease is attributable to a decrease in accounts payable of approximately $0.6 and a decrease in our revolving line of credit of approximately $1.2 million. These decreases are consistent with our decrease in inventory, improving the turnover rate and utilization of resources.

Long term liabilities at June 30, 2007 are approximately $3.2 million compared to $2.4 million at December 31, 2006, an increase of approximately $0.8 million. The increase is due to an increase in convertible debt from the accretion of discounts as more fully described in Note 5, 6 and 7 of the consolidated financial statements.

Liquidity and Capital Resources

We had cash balances of approximately $623,600 at June 30, 2007 and $157,700 at December 31, 2006.

The cash provided by operations during the six months ended June 30, 2007 were approximately $2.1 million compared to the cash used in operations of $4.3 million for the six months ended June, 30 2006. The $6.4 million increased inflow is primarily attributable to a decrease in inventory.

Net cash used in investing activities during the six months ended June 30, 2007 was approximately $45,000 compared to $406,000 for the six months ended June 30, 2006. Capital expenditures in the six months ended June 30, 2006 were higher than normal due to the purchase of tile finishing equipment.

Net cash used in financing activities during the six months ended June 30, 2007 was approximately $1.6 million compared to the net cash provided of $4.5 million during the six months ended June 30, 2006. The approximate $6.1 million change in financing activities is attributable to no new financing arrangements in the six months ended June 30, 2007 as compared to a $4.0 financial arrangement during the six months ended June, 30, 2006 along with payments of approximately $1.2 million to our commercial lender in 2007.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 2, 2007.  No material quantitative or qualitative changes in market risk exposure has occurred since the date of that filing.

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

The Company is in the process of preparing its compliance with Section 404 of Sarbanes-Oxley with respect to its Internal Control Evaluation and Report requirements. The Company has been focusing on those aspects of its controls that are most salient and which it can undertake. Additionally it is focusing on controls that maintain the integrity of its financial statements. Attached as Exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales.

In connection with a $2.0 million media campaign agreement with Global Media Fund (GMF), the Company issued 875,000 shares of its restricted stock to GMF. The sale of these securities were deemed to be exempt from registration under the Securities act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereafter, as transactions by an issuer not involving a public offering. GMF represented its intention to acquire the securities for investment only and not with a view for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. The issuance of these securities was made without general solicitation or advertising. GMF is an accredited investor and had adequate access, through their relationship with the Company, to information, including financial, about the Company. This transaction did not involve any underwriters, underwriting discounts or commissions.

On April 9, 2007, the Company entered into an agreement with Antares Trading Fund Mercatech SA and issued 1,818,182 shares at a price to be determined at a later date. The funds were to be delivered within 45 days of issuance and the Company may recall the shares and terminate the agreement at its discretion after the 45 days. At June 30, 2007 the Company has not received the purchase price under the agreement however has extended the payment date. The shares issued are not included on the Company’s balance sheet or basic EPS (are included in diluted EPS to the extent they are not anti-dilutive) until the payment is received and recognized in the Company’s financial statements. Subsequent to the end of the quarter, Tesoro notified all parties that the certificate representing the shares is to be returned immediately to our transfer agent. Additionally, Tesoro has informed its transfer agent that the certificate representing these shares is to be voided and canceled.

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

In the first quarter 2007, we repurchased approximately 4,500 shares of IWTT common stock. Since inception of our stock repurchase program in June 2006, we have repurchased approximately 10,600 shares of IWTT common stock. On March 17, 2007 the Company’s board of directors terminated the employee stock purchase plan. Shares repurchased during the first six months of 2007 are as follows:

				(d) Maximum Number
			(c)Total Number of	(or Approximate
			Shares purchased as	Dollar Value) of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Program
January 1 - 31, 2007	115	2.10	115	143,780
February 1 - 29, 2007	3,510	2.25	3,510	140,270
March 1 - 31, 2007	854	1.54	854	139,416
April 1 - 30, 2007	—	—	—	139,416
May 1 - 31, 2007	—	—	—	139,416
June 1 - 30, 2007	—	—	—	139,416
Total	4,479	1.96	4,479	139,416

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On October 25, 2006, IWT Tesoro Corporation and its subsidiaries received a letter from its senior credit facility, Bank of America, N.A. stating that certain events of default had occurred and are continuing under its credit facility agreements including that the Company did not attain its minimum EBITDA for the months ended August 2006 and September 2006, nor did the Company reach its minimum fixed charge coverage ratio for the period ended September 30, 2006. On November 2, 2006 the Company and Bank of America executed a forbearance agreement, whereby the Bank agreed to forbear the exercise of its rights to December 10, 2006 provided (i) that the Company is not in default of any of its other obligations, and (ii) the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations.  Effective June 9, 2007, the Company entered into the Eighth Amendment to the Amended and Restated Loan Agreement with its senior credit Facility, Bank of America, N.A.  The Eighth Amendment extends the term of its $26.5 million line of credit to September 10, 2007 and contains monthly minimum adjusted EBITDA covenant. The Company was not in compliance with its monthly EBITDA covenant during the six months ended June 30, 2007.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 9, 2007, the 2007 IWT Tesoro Stockholders Meeting was held at 10:00 in Hutchinson Island, Florida.  No votes were solicited from the Stockholders because a majority of the holders, representing 66.2%, had previously approved the following two proposals as of April 24, 2007, the record date.  The proposals were effective as of June 17, 2007:

1.                                       To elect the slate of nine Directors proposed by our Nominating and Governance Committee to serve until Tesoro’s next annual Stockholders Meeting;

2.                                       To ratify the selection of McGladrey & Pullen, LLP to act as our Independent Registered Public Accounting firm.

The slate of Directors elected included the following individuals, all of whom served as Directors for the previous year(s):

Henry J. Boucher, Jr.

Paul F. Boucher

Forrest P. Jordan

Grey Perna

Carl G. Anderson,, Jr.

James R. Edwards

Joseph A Equale

Robert B. Rogers

Allen G. Rosenberg

A copy of Tesoro’s Information Statement, along with its Form 10-K/A for the year ended December 31, 2006, were sent to all stockholders of record as of April 24, 2007, the record date.

ITEM 6:                 EXHIBITS

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

10.50

Form of Proposal/Memorandum of Understanding with Mercatus & Partners, Limited, dated April 9, 2007 (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2007).

10.51

Form of Amended and Restated Loan Agreement with Bank of America and the Revolving Line of Credit, each dated June 9, 2007 filed as an exhibit to the Company’s periodic filing on Form 8-K, (filed with the Securities and Exchange Commission on June 8, 2007).

10.52

Form of Term Sheet between IWT Tesoro Corporation and KMA Capital Partners, Inc. dated August 15, 2007 (Exhibits omitted), (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2007).

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

IWT TESORO CORPORATION

August 16, 2007	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

August 16, 2007	/s/ David W. Whitwell
David W. Whitwell, Chief Financial Officer