Form 10-Q
period 2007-09-30
IWT TESORO CORP
filed 2007-11-15
CIK 1119190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

☒  Yes                   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes                   ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check market whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

☐  Yes                   ☒  No

Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of November 6, 2007: 13,185,567 shares

IWT TESORO CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

FORM 10-Q

For the nine months ended September 30, 2007

PART 1 — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

IWT TESORO CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$580,701	$157,729
Accounts receivable, net of allowance for doubtful accounts and returns of $518,605 and $477,674, respectively	8,302,821	9,780,039
Inventories, net of allowance for obsolescence of $299,443 and $525,000, respectively	19,325,157	30,674,860
Deposit on purchases of inventories	149,521	167,693
Prepaid expenses	243,879	210,345
Total current assets	28,602,079	40,990,666
Property and Equipment, net	1,942,322	2,264,762
Other Assets	772,824	1,016,250
Total assets	$31,317,225	$44,271,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$552,085	$17,014,921
Accrued expenses and other liabilities	790,131	2,040,593
Debtor in possession financing	1,446,390	$—
Current portion of equipment leases	—	55,889
Current portion of equipment notes	—	30,499
Note payable, revolving line of credit	—	24,400,378
Current portion of convertible debt	—	800,007
Note payable, other (net of discounts of $74,273)	—	1,925,727
Total current liabilities	2,788,606	46,268,014

Liabilities Subject To Compromise	39,949,719	—

Long-Term Debt:

Capital leases, equipment, net of current portion	—	41,098
Notes payable, equipment, net of current portion	—	47,297
Note payable, revolving line of credit (net of discounts of $2,777,792)	—	2,222,208
Convertible debt, net of current portion (net of discounts of $741,408)	—	125,252
Total long-term debt	—	2,435,855
Total liabilities	42,738,325	48,703,869
Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 authorized; none issued	—	—
Common stock, $0.001 par value, 100 million shares authorized; 12,185,567 and 11,928,600 issued and outstanding, respectively	12,186	11,929
Additional paid in capital	7,911,917	7,383,305
Accumulated deficit	(19,325,123)	(11,817,278)
	(11,401,020)	(4,422,044)
Treasury stock, 10,584 and 6,105 shares at cost, respectively	(20,080)	(10,147)
Total stockholders’ deficit	(11,421,100)	(4,432,191)
	$31,317,225	$44,271,678

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The three months ended		The nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales	$10,795,603	$15,173,449	$40,268,664	$48,145,483
Cost of Goods Sold	6,699,621	9,578,329	25,693,656	30,544,590
Gross Profit	4,095,982	5,595,120	14,575,008	17,600,893
Operating Expenses:
Warehouse and distribution	2,219,728	2,579,239	7,335,602	7,572,091
Sales and marketing	872,268	1,333,839	3,532,968	4,291,838
General and administrative	1,446,302	1,757,293	5,398,233	5,672,372
Restructuring charge	—	—	—	585,680
	4,538,298	5,670,371	16,266,803	18,121,981
Loss from Operations	(442,316)	(75,251)	(1,691,795)	(521,088)
Other Expenses:
Interest expense (Contractual interest $1,288,919, $1,612,093, $4,228,018 and $4,030,140, respectively)	(1,088,919)	(1,612,093)	(4,028,018)	(4,030,140)
Change in fair value of derivative	—	261,589	—	4,608,822
Other income (expense)	(80,059)	18,651	(77,325)	(122,757)
Loss Before Reorganization Items	(1,168,978)	(1,331,853)	(4,105,343)	455,925
and Income Tax Expense	(1,611,294)	(1,407,104)	(5,797,138)	(65,163)

Reorganization items:
Professional fees	190,221	—	190,221	—
Loss on debt revaluation	2,127,918	—	2,127,918	—
Interest accrued	(620,513)	—	(620,513)	—
	1,697,626	—	1,697,626	—
Loss Before Income Tax Expenses	(3,308,920)	(1,407,104)	(7,494,764)	(65,163)

Income Tax Expense	(1,030)	—	(13,081)	—
Net Loss	$(3,309,950)	$(1,407,104)	$(7,507,845)	$(65,163)
Loss Per Share:
Basic and Diluted	$(0.28)	$(0.12)	$(0.62)	$(0.01)

Weighted Average Common Shares Outstanding:

Basic and Diluted	11,988,572	11,928,600	12,053,342	11,845,553

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Treasury	Additional Paid in	Accumulated Earnings
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2006	11,928,600	$11,929	$(10,147)	$7,383,305	$(11,817,278)	$(4,432,191)

Issuance of shares to employees and directors for services rendered	66,800	67	—	110,883	—	110,950

Issuance of shares to consultant for services rendered	190,167	190	—	330,769	—	330,959

Stock option compensation expense	—	—	—	86,960	—	86,960

Treasury stock at cost	—	—	(9,933)	—	—	(9,933)

Net loss, nine months ended September 30, 2007	—	—	—	—	(7,507,845)	(7,507,845)

Balance, September 30, 2007	12,185,567	$12,186	$(20,080)	$7,911,917	$(19,325,123)	$(11,421,100)

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,507,845)	$(65,163)
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash restructuring charge	—	478,794
Depreciation and amortization	476,479	542,225
Amortization of loan discount	1,590,399	1,903,071
Change in fair value of embedded derivative	—	(4,608,822)
Common stock issued for services and compensation	441,909	12,792
Stock option compensation expense	86,960	88,438
Provision for doubtful accounts and reserve for returns	192,600	112,160
Loss on disposal of property and equipment	1,864	80,156
Reorganization charges	1,697,626	—
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	1,284,618	(2,227,013)
Inventories	11,349,703	(2,176,158)
Deposit on purchase of inventories	18,172	415,408
Prepaid expenses and other assets	(34,059)	(177,509)
Increase (Decrease) in:
Accounts payable	(1,699,662)	(1,171,372)
Accrued expenses and other liabilities	445,542	233,095
Net cash provided by (used in) operating activities	8,344,306	(6,559,898)

Cash flows from investing activities:
Acquisitions of property and equipment	(71,597)	(609,261)
Proceeds from sale of equipment	34,800	17,300
Net cash used in investing activities	(36,797)	(591,961)

Cash flows from financing activities:
Proceeds from revolving line of credit	32,232,733	53,202,232
Payments on revolving line of credit	(41,023,369)	(50,224,250)
Proceeds from debtor in possession facility	1,446,390	—
Proceeds from issuance of convertible debt and warrant	—	4,000,000
Debt issuance costs	—	(156,000)
Repayment of convertible debt	(473,500)	(133,334)
Proceeds from long-term debt and capital lease obligations	39,613	—
Payments of long-term debt and capital lease obligations	(96,471)	(78,937)
Purchase of Treasury stock	(9,933)	(9,894)
Net cash (used in) provided by financing activities	(7,884,537)	6,599,817

Net Increase (Decrease) in Cash	422,972	(552,042)

Cash, Beginning	157,729	552,042
Cash, Ending	$580,701	$—

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash Paid During the Period for:
Interest expense	$2,305,437	$1,945,183
Income tax	$13,081	$—
Non-Cash Operating Activities:
Inventory acquired through deposit with vendor	$58,511	$243,412
Non-Cash Investing and Financing Activities:
Payment of interest expense through the issuance of common stock	$132,182	$181,886
Reclassification of embedded derivative liability into equity in connection with debt modification	$—	$1,345,640

Reorganization Period:
Cash Received During the Reorganization Period from:
Cash received from customers	$2,877,504	$—
Proceeds received from Debtor-In-Possession facility	$1,405,000	$—
Cash Paid During the Reorganization Period for:
Cash paid to employees and employee related expenses	$(485,935)	$—
Cash paid to vendors	$(877,161)	$—
Repayment of convertible debt	$(73,500)	$—
Payment of interest on DIP facility	$(41,390)	$—
Payments on revolving line of credit	$(2,623,202)	$—

See notes to the consolidated interim financial statements.

IWT TESORO CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2007

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

International Wholesale Tile, Inc. is principally a value added reseller of ceramic floor and wall covering products (primarily ceramic, porcelain and stone tile) to the new construction and remodeling industries for commercial and residential marketplaces. In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro, has five additional wholly-owned subsidiaries. The Tile Club, Inc., formed in 2004, organized to acquire licensing, manufacturing and distribution rights; Tesoro Direct, Inc., formally known as Import Flooring Group, Inc. a wholly-owned subsidiary of The Tile Club formed in 2005 to develop an agency business; and American Gres, Inc. formed in November 2006, organized to produce domestic ceramic tile. The remaining two, IWT Tesoro Transport, Inc. and IWT Tesoro International, LTD., a Bermuda corporation are inactive.

Principles of Consolidation

The consolidated financial statements include IWT Tesoro Corporation and its wholly-owned subsidiaries: International Wholesale Tile, Inc., IWT Tesoro International, Ltd, IWT Tesoro Transport, Inc., American Gres, Inc. and The Tile Club, Inc., and The Tile Club, Inc.’s wholly-owned subsidiary Tesoro Direct, Inc., formerly known as Import Flooring Group, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The interim financial information included herein is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ deficit and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year. See Note 2, Reorganization under Chapter 11 of the US Bankruptcy Code for a full description of the impact the reorganization has on the basis of presentation of our financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 31, 2006. The adoption of SFAS No. 158 did not have an impact on our consolidated financial statements.

NOTE 2                 REORGANIZATION UNDER CHAPTER 11 OF THE US BANKRUPTCY CODE

On September 6, 2007 (Filing Date), IWT Tesoro Corporation and two of its wholly-owned domestic subsidiaries, International Wholesale Tile, Inc. and American Gres, Inc., filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York (the Bankruptcy Court) under lead case no. 07-12841. These Chapter 11 cases are collectively referred to as the “Bankruptcy Cases.”

Tesoro Direct, Inc., a wholly-owned subsidiary of IWT Tesoro Corporation did not file a voluntary petition for reorganization however its assets and liabilities were included in the Schedules of Assets and Liabilities filed by International Wholesale Tile, Inc.

IWT Tesoro Transport, Inc. and The Tile Club, Inc., wholly-owned domestic subsidiaries and IWT Tesoro International, LTD a wholly-owned foreign subsidiary of IWT Tesoro Corporation did not file a voluntary petition for reorganization because their total assets equaled less than .04% of the Company’s total consolidated assets. In addition these entities had no liabilities. However they are represented in the Consolidated Financial Statements.

IWT Tesoro Corporation and all of its subsidiaries are collectively the Debtors.

The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors in possession subject to the supervision of the Bankruptcy Court. The Debtors intend to continue, normal business operations during the Bankruptcy Cases while they evaluate their businesses both from a financial and an operational perspective.  Management is working with several financial partners to cosponsor a plan to reorganize and refinance the Debtors.  While we cannot predict with precision how long the reorganization process will take, we expect it to take at least 4 to 6 months from the Filing Date.  Under an order entered by the Bankruptcy Court on September 11, 2007, the Debtors were given the option to  file on or before November 19, 2007 either a plan of reorganization or a motion to sell substantially all of its assets. The Company has not yet selected its course of action but notes that even if a motion to sell its assets is filed, the Debtors still have an exclusive right to subsequently file a plan of reorganization during its 120 day exclusive period which, absent extension by the Bankruptcy Court, expires on or about January 3, 2008.

Our continuation as a going concern is contingent upon, amongst other things, our ability (i) to comply with the terms and conditions of the Debtor-In-Possession (“DIP”) Credit Agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce administrative, warehouse and interest costs and liabilities through the bankruptcy process; (iv) to return to profitability; and (v) to generate sufficient cash flow from operations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts reported in our consolidated financial statements. Our consolidated financial statements as of September 30, 2007 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.

Our bankruptcy filing triggered the immediate acceleration of certain direct financial obligations, including, among others, an aggregate of $26,541,685 outstanding on the Filing Date, of secured and unsecured notes issued on December 31, 2004 and August 25, 2005 (Note 5), February 10, 2006 (Note 6) and May 3, 2006 (Note 7). Such amounts are characterized as secured debt for purposes of the reorganization proceedings but no determination has yet been made as to whether the value of the secured assets is sufficient to cover the secured liabilities. The related obligations have been classified as liabilities subject to compromise in our consolidated balance sheet as of September 30, 2007.  In addition, the Chapter 11 filing for reorganization created an event of default under certain of our lease agreements. The ability of our creditors to seek remedies to enforce their rights under the agreements described above is automatically stayed as a result of our bankruptcy filing and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

As required by SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, we recorded the Debtors’ pre-petition debt instruments at the allowed claim amount, as defined by SOP 90-7. Accordingly, we accelerated the amortization of the related deferred debt issuance costs, the remaining discounts for the conversion feature and warrant and the discounts for the detachable warrant which resulted in a pre-tax expense of $2,127,918 included in reorganization items in our consolidated statement of operations for the three and nine months ended September 30, 2007.

An official committee of the Debtors’ unsecured creditors has been appointed in the Bankruptcy Cases and according to the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Debtors are required to bear certain of the committees’ fees, costs and expenses, including those of their counsel and financial advisors.

While we continue our reorganization under Chapter 11, investments in our securities will be highly speculative. Although shares of our common stock continue to trade on the Over the Counter Bulletin Board under the symbol “IWTT.OB”, the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual disposition or outcome of the Bankruptcy Cases. The opportunity for any recovery by holders of our common stock under the Bankruptcy Cases is uncertain and shares of our common stock may be cancelled without any compensation pursuant to such plan.

Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease generally means that the Debtor will agree to perform its obligations and cure certain existing defaults under the contract or lease and “rejecting” it means that the Debtor will be relieved of its obligations to perform further under the contract or lease, which will give rise to an unsecured pre-petition claim for damages for the breach thereof. The Bankruptcy Court has authorized the Debtors to reject certain unexpired leases and executory contracts. As of the beginning of November 2007 the Company had not made any decisions on assuming or rejecting its leases and contracts.

On October 22, 2007, the Debtors filed their summary schedules of the assets and liabilities existing on the Filing Date with the Bankruptcy Court. The Bankruptcy Court has set a tentative general bar date of January 11, 2008 for non governmental agencies and March 4, 2008 for governmental agencies. This is the date by which most entities that assert a pre-petition claim against a Debtor must file a proof of claim in writing and in accordance with the order of the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by the creditors will be investigated and resolved as part of the proceedings in the Bankruptcy Cases. The ultimate number of allowed amounts of claims is not presently known.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, subject to certain restrictions, including employee wages, salaries, certain benefits and other employee obligations.

We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by their creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan, there can be no assurance as to when the plan will be filed or that the plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that we will be successful in achieving our restructuring goals, or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time that the Debtors emerge from bankruptcy, there will be no certainty about our ability to continue as a going concern. If a restructuring is not completed, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.

Debtor-In-Possession Financing Agreement

On September 11, 2007, the Bankruptcy Court approved a $3.6 million Senior Secured Super-Priority Debtor-In-Possession Credit Agreement (DIP Credit Agreement). This DIP credit facility provides funding to continue our operations without disruption by meeting our obligations to suppliers, customers, employees, and to fund bankruptcy related costs including professional fees incurred during the Chapter 11 reorganization process. See Note 5 for additional information.

Financial Statement Presentation

Our consolidated financial statements have been prepared in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of our bankruptcy filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code all or some of the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization filed in its Bankruptcy Cases could materially change the amounts and classifications of items reported in our historical consolidated financial statements.

Substantially all of the Debtors’ pre-petition debt is now in default due to the bankruptcy filing. As described below, the accompanying consolidated financial statements present the Debtors’ pre-petition debt of $23,916,914 within Liabilities Subject to Compromise. In accordance with SOP 90-7, following the Filing Date, we discontinued accruing interest expense that we were not required to pay under the terms of or Debtor-In-Possession financing agreement on debt classified as Liabilities Subject to Compromise. Contractual interest on all debt, including the portion classified as Liabilities Subject to Compromise, amounted to approximately $4.2 million for the nine months ended September 30, 2007. As required by SOP 90-7, the amount of the Liabilities Subject to Compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy Cases. Such claims are subject to future adjustments. Adjustments may result from, among other things, normal ongoing payments to the secured lenders under the terms of the DIP agreement, negotiations with creditors, rejection of executory contracts and unexpired leases, and others of the Bankruptcy Court. Payment terms and amounts for these claims will be established in connection with the Bankruptcy Cases.

The liabilities subject to compromise in the consolidated balance sheet consisted of the following items at September 6, 2007 and September 30, 2007:

	September 6,	September 30,
	2007	2007

Accounts payable	$15,071,542	$14,953,395
Revolving Line of Credit (Note 5)	18,275,018	15,723,748
Revolving Note Payable (Note 5)	5,000,000	5,000,000
Convertible Debt (Note 6)	1,266,667	1,193,166
Term Note (Note 7)	2,000,000	2,000,000
	26,541,685	23,916,914
Other	—	1,079,410
Liabilities Subject to Compromise	$41,613,227	$39,949,719

Other includes accrued liabilities of $139,685 in interest, $131,359 in foreign currency rate fluctuations for transactions in accounts payable,  $690,442 for operating leases and $117,924 in notes and capital leases.

Professional advisory fees and other costs directly associated with the reorganization are separately reported pursuant to SOP 90-7 as reorganization items. Professional fees include fees paid in connection with the DIP Credit Agreement, which were expensed in their entirety. Also included in reorganization items are provisions and adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The debt valuation adjustments and the fees related to the DIP Credit Agreement are associated with the initial phase of the reorganization and generally represent one-time charges.

The reorganization items in the consolidated statement of operations for the three and nine months ended September 30, 2007 consisted of the following items:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Debt valuation adjustments
Discounts on the fair value of conversion feature	$712,786	$712,786
Discounts on the fair value of the warrants and options	1,181,058	1,181,058
Prepaid interest with common stock	109,230	109,230
Accured Interest	(620,513)	(620,513)
Unamortized Loan Costs	124,844	124,844
	1,507,405	1,507,405
Professional fees	190,221	190,221
	$1,697,626	$1,697,626

Management estimates that the Company could emerge from bankruptcy protection during the 1st quarter of 2008, assuming a plan of reorganization is approved.  Management believes that reorganization under bankruptcy protection combined with additional cost reductions could allow the Company to emerge from bankruptcy in early 2008 and be profitable in 2008.

The Company is working with a business partner on co-sponsoring a reorganization plan to be submitted to the Bankruptcy Court and its creditors for approval.  Under an order entered by the Bankruptcy Court on September 11, 2007, the Debtors were given the option to  file on or before November 19, 2007 either a plan of reorganization or a motion to sell substantially all of its assets. The Company has not yet selected its course of action but notes that even if a motion to sell its assets is filed, the Debtors still have an exclusive right to subsequently file a plan of reorganization during its 120 day exclusive period which, absent extension by the Bankruptcy Court, expires on or about January 3, 2008.  If an acceptable reorganization plan has not been agreed upon by November 19, 2007 then the Company will continue to move forward with the “363” Sales Process (Section  363 of the Bankruptcy Code permits a company to sell all or part of its assets outside of the ordinary course of business. The Section further governs treatment of lien holders and other claim or interest holders under a sale, which sale is under the supervision of and subject to approval of the Bankruptcy Court.). As required as part of its DIP Credit Agreement, the Company also has engaged a management group to oversee the “363”Sale Process, which could mean a sale of the Company’s business. However, if the Company is unable to find funding for a reorganization plan or does not obtain a “363” Sales offer then the Company could be forced into Chapter 7 liquidation.

NOTE 3                 INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2007	2006

Tiles	$19,308,439	$30,033,507
Inventory in transit	316,161	1,166,353
	19,624,600	31,199,860
Allowance for obsolescence	299,443	525,000
	$19,325,157	$30,674,860

Inventory in transit consists of merchandise purchased overseas, which is not yet received in the warehouse. The Company obtains legal title at the shipping point.

NOTE 4                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2007	2006

Furniture and fixtures	$319,052	$318,128
Machinery and equipment	1,193,623	1,154,913
Vehicles	256,580	321,572
Office and computer equipment	752,178	720,216
Leasehold improvements	888,533	888,533
	3,409,966	3,403,362
Less accumulated depreciation	1,467,644	1,138,600
	$1,942,322	$2,264,762

Depreciation expense for the three months ended September 30, 2007 and 2006 was $117,500 and $99,700, respectively and for the nine months ended September 30, 2007 and 2006 was approximately $357,400 and $308,600, respectively.

NOTE 5                 NOTE PAYABLE, REVOLVING LINES OF CREDIT

Revolving Line of Credit

On September 5, 2006, the Company amended and restated the existing revolving line of credit agreement with its senior lender providing up to $26,500,000 of available borrowings with interest rates of either (1) LIBOR plus 3.00% or (2) the base rate plus 0.50% (interest rates ranging from 8.34375% to 8.375% at September 30, 2007) payable monthly.  The line of credit is limited by a borrowing base which is comprised of a percentage of eligible accounts receivable and eligible inventories, as defined, and is collateralized by substantially all the assets of the Company. The balance due at September 30, 2007 and December 31, 2006 was $15,723,748 (excluding DIP Financing) and $24,370,278, respectively. At September 10, 2006 the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants and received a notice of default from its primary lender on October 25, 2006. On November 2, 2006, the primary lender and the Company entered into a forbearance agreement whereby the bank agreed to forbear the exercise of its rights to demand payment until December 10, 2006, provided that the Company is not in default of any of its other obligations and the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations. The Company continues to operate under the November 2nd, 2006 forbearance agreement. Effective June 9th, 2007, the Company entered into the Eighth Amendment to the Amended and Restated Loan Agreement with its senior credit Facility, Bank of America, N.A.  The Eighth Amendment extended the term of its $26.5 million line of credit to September 10, 2007 and contained monthly minimum adjusted EBITDA covenant.  The Company was not in compliance with its monthly EBITDA covenant during the first nine months of 2007.

In November 2006, the Company entered into an unsecured revolving line of credit agreement for its newly created subsidiary American Gres, Inc., with its primary lender providing up to $95,000 of available borrowings with an interest rate ranging from 11.24% to 24.76% at September 30, 2007 payable monthly. The balance due at September 30, 2007 and December 31, 2006 was $77,160 and $30,100, respectively.

Debtor-In-Possession Financing Agreement

On September 11, 2007, the Company entered into a Ratification and Amendment Agreement with Bank of America, N.A. to provide up to $3.6 million, plus and additional $1.0 contingency fund, in Senior Secured Super-priority Debtor-In-Possession (DIP) Credit Agreement. The agreement matures on December 19, 2007.  The DIP Credit Agreement, as amended, was approved by the Bankruptcy Court on October 3, 2007.

The facility provides funding to continue our operations without disruption and to meet our obligations to our suppliers, customers and employees during the Chapter 11 reorganization process. The Company furnished Bank of America, N.A. a thirteen week budget projecting sales, cash receipts, inventory levels, operating cash disbursements, loan balance and loan availability. The agreement requires weekly budget to actual reporting and certification from the Company’s CFO that no Material Budget Deviation has occurred. The Company is required to stay within 105%

of the cumulative budget to actual operating expenses. On September 30, 2007 the Company was in compliance with the budget to actual reporting and within the 105% cumulative budget to actual operating expense requirement.

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

The balance of the note net of unamortized discounts as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

Principal amount of notes	$5,000,000	$5,000,000
Fair value - Conversion feature	(1,764,629)	(1,764,629)
Fair value - Warrants and options	(3,235,371)	(3,235,371)
Accretion of discount into interest expense	3,333,312	2,222,208
Reorganization item - Debt valuation	1,666,688	—
Balance, net of unamortized discounts (at September 30, 2007, balance is included in Liabilities Subject to Compromise)	$5,000,000	$2,222,208

For the three months ended September 30, 2007 and 2006, interest expense related to the revolving credit line amounted to $426,650 and $729,270, respectively. For the nine months ended September 30, 2007 and 2006, interest expense related to the revolving credit line amounted to $1,436,435 and $1,641,333, respectively. On September 6, 2007 the accrued and unpaid default interest of $208,674 was credited to reorganization items as required by SOP 90-7 to revalue the debt instrument to the allowed claim amount.

Interest expense related to the secured revolving note for the three months ended September 30, 2007 and 2006 amounted to $234,624 and $112,541, respectively. Interest expense related to the secured revolving note for the nine months ended September 30, 2007 and 2006 amounted to $778,610 and $342,889, respectively. On September 6, 2007 the accrued and unpaid interest of $331,006 was credited to reorganization items as required by SOP 90-7 to revalue the debt instrument to the allowed claim amount.

Accretion of discounts for the conversion feature and warrant related to the secured revolving note resulted in charges to interest expense totaling $98,034 and $147,051 for the three months ended September 30, 2007 and 2006, respectively. Accretion of discounts for the conversion feature and warrant related to the secured revolving note resulted in charges to interest expense totaling $392,136 and $441,153 for the nine months ended September 30, 2007 and 2006, respectively. On September 6, 2007 the remaining unamortized discounts for the conversion feature and warrant of $588,221 were charged to reorganization items as required by SOP 90-7 to revalue the debt instrument to the allowed claim amount.

Accretion of discounts for the detachable warrant related to the secured revolving note resulted in charges to interest expense totaling $179,742 and $269,613 for three months ended September 30, 2007 and 2006, respectively. Accretion of discounts for the detachable warrant related to the secured revolving note resulted to charges to interest expense totaling $718,968 and $808,839 for nine months ended September 30, 2007 and 2006, respectively. On September 6, 2007 the remaining unamortized discounts for the detachable warrant of $1,078,467 was charged to reorganization items as required by SOP 90-7 to revalue the debt instrument to the allowed claim amount.

NOTE 6                 NOTES PAYABLE—CONVERTIBLE DEBT

On February 10, 2006, the Company issued a secured convertible term note in the amount of $2,000,000 resulting in net proceeds of $1,919,500.  Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 2.0%, payable monthly in arrears commencing on March 1, 2006.  On September 30, 2007, the interest rate was 10.25%.  The note requires monthly principal payments of $66,667 that commenced on August 1, 2006 and continuing until maturity.  The note matures on February 10, 2009.    The note is convertible into common stock of the Company at a fixed conversion rate of $2.17 per share.  Based upon the closing price per share of the Company’s common stock on the date of issuance, there was a beneficial conversion feature with an estimated intrinsic value of $553,593, which is presented as a discount on the note to be amortized into expense over the three year term of the loan using the effective interest method.  In connection with the convertible note, the Company issued to the holder of the note a seven-year warrant to purchase 460,829 shares of the Company’s common stock at an exercise price of $2.39 per share.  The Company estimated the fair value of the warrant and allocated $455,943 of the proceeds of the debt to the warrant which is presented as a discount on the note to be amortized into interest expense over the three-year term of the note using the effective interest method. The aggregate discount allocated to the beneficial conversion feature and the options and warrants was recorded as additional paid in capital at the date of issuance. The fair value of the warrant was estimated at the date of issuance using the Black-Scholes option-pricing model using the following assumptions: risk-free rate of 4.59%, dividend yields of 0%, and a volatility factor of the expected market price of the Company’s common stock of 58.2%.  The Company also issued to the holder, 221,198 shares of the Company’s common stock as prepayment of interest in the amount of $486,636, which was calculated based upon the closing price per share of the Company’s common stock on the date of issuance of $2.20 per share. The prepaid interest is presented as a discount on the note to be amortized into interest expense over the three year term using the effective interest method.

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

The balance of the note, net of unamortized discounts as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

Principal amount of notes	$1,193,166	$1,666,667
Fair value - Conversion feature	(553,593)	(553,593)
Fair value - Warrants	(942,579)	(942,579)
Accretion of discount to interest expense	1,159,786	754,764
Reorganization item - Debt valuation	336,386	—

Balance, net of unamortized discounts (at September 30, 2007, balance is included in Liabilities Subject to Compromise)	$1,193,166	$925,259
Current	—	800,007
Non-current	—	125,252
	$—	$925,259

Interest expense related to the note for the three months ended September 30, 2007 and 2006 was $30,981 and $70,673, respectively. Interest expense related to the note for the nine months ended September 30, 2007 and 2006 was $132,182 and $181,886, respectively.  On September 6, 2007 the unamortized non cash interest of $109,230 was charged to reorganization items as required by SOP 90-7 to revalue the debt instrument to the allowed claim amount.

Accretion of discounts for the beneficial conversion feature and warrant resulted in charges to interest expense totaling $32,630 and $80,266 for the three months ended September 30, 2007 and 2006, respectively. Accretion of discounts for the beneficial conversion feature and warrant resulted in charges to interest expense totaling $149,616 and $207,476 for the nine months ended September 30, 2007 and 2006, respectively. On September 6, 2007 the remaining unamortized discounts for the conversion feature and warrant of $124,565 was charged to reorganization items as required by SOP 90-7 to revalue the debt instrument to the allowed claim amount.

Accretion of discounts for the detachable warrant resulted to charges to interest expense totaling $26,874 and $66,108 for the three months ended September 30, 2007 and 2006, respectively. Accretion of discounts for the detachable warrant resulted to charges to interest expense totaling $123,224 and $170,881 for the nine months ended September 30, 2007 and 2006, respectively. On September 6, 2007 the remaining unamortized discounts for the detachable warrant of $102,591 was charged to reorganization items as required by SOP 90-7 to revalue the debt instrument to the allowed claim amount.

NOTE 7                 NOTES PAYABLE—OTHER

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

The balance of the note as of September 30, 2007 and December 31, 2006, net of unamortized discounts is a follows:

	September 30,	December 31,
	2007	2006

Principal amount of notes	$2,000,000	$2,000,000
Fair value - Warrants	(222,809)	(222,809)
Accretion of discount into interest expense	222,809	148,536
Balance, net of unamortized discounts (at September 30, 2007, balance is included in Liabilities Subject to Compromise)	$2,000,000	$1,925,727

Interest expense related to the note amounted to $55,833 and $76,666 for the three months ended September 30, 2007 and 2006, respectively. Interest expense related to the note amounted to $206,666 and $124,999 for the nine months ended September 30, 2007 and 2006, respectively. On September 6, 2007 the accrued and unpaid interest of $80,833 was credited to reorganization items as required by SOP 90-7 to revalue the debt instrument to the allowed claim amount.

Accretion of discounts for the detachable warrant resulted in charges to interest expense totaling $0 and $37,134 for the three months ended September 30, 2007 and 2006, respectively. Accretion of discounts for the detachable warrant resulted in charges to interest expense totaling $74,273 and $92,835 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 8                 STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2007, the Company issued 256,967 shares of common stock to several employees and consultants under the Stock Incentive Plan for services rendered, based on the closing stock price at the date of issuance, for a total of $441,909, resulting in an equivalent charge to operations.

On March 28, 2007, the Company signed a $2.0 million media campaign agreement with a third party consultant. Over a three year period the Company is to receive $5.0 million of advertising, event planning and sponsorship, convention support and other marketing support services at this third party’s “rate card rates”. In return the Company issued one (1) million shares of its common stock (875,000 restricted shares issued to Global Media Funds and 125,000 unrestricted shares issued to an individual associated with Global Media Funds). The agreement has a default provision which could require the third party to return shares under certain conditions thus requiring the shares to be accounted for as if they had not been issued. Recognition of the shares will occur as services are rendered, at which point the Company will recognize advertising expense and the corresponding capital based on the fair market value of the Company’s stock on the date the services are rendered. The one (1) million shares issued are not included on the Company’s balance sheet or basic EPS (are included in diluted EPS to the extent they are not anti-dilutive) until the services have been rendered and recognized in the Company’s financial statements. During the three and nine months ended September 30, 2007 no shares were recognized.

On April 9, 2007, the Company entered into an agreement with Mercatus & Partners, Limited, and issued 1,818,182 shares to an affiliate of Mercatus at a price to be determined at a later date. The funds were to be delivered within 45 days of issuance otherwise the Company may recall the shares and terminate the agreement at its discretion after the 45 days. At September 30, 2007 the Company has not received the purchase price under the agreement however has extended the payment date. The shares issued are not included on the Company’s balance sheet or basic EPS (are included in diluted EPS to the extent they are not anti-dilutive) until the payment is received and recognized in the Company’s financial statements. As discussed in the Note 11, the 1,818,182 shares were recalled on October 30, 2007.

Treasury Stock

On June 26, 2006, the Company’s board of directors authorized an employee stock purchase program whereby the Company would purchase up to 150,000 shares of IWT Tesoro’s stock for resale to employees participating in the program. During the nine months ended September 30, 2007, the Company purchased 4,479 shares of IWT Tesoro common stock for a total cost of $9,933, at fair market value in the open market. On March 17, 2007 the Company’s board of directors terminated the employee stock purchase plan and the 10,584 shares will be retired.

NOTE 9                 INCOME TAXES

At September 30, 2007, the Company had net operating loss carry forwards for federal income tax purposes of approximately $15,800,000 which are available to offset future federal taxable income through 2027.

NOTE 10               STOCK-BASED COMPENSATION

On January 10, 2007, the Company granted to non-employee members of the Board of Directors, an aggregate of 50,000 options to purchase shares of its common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on January 10, 2007. These options have a contractual life of ten years and vest 50% immediately and 50% one year after the date of grant.

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

The following assumptions were used to calculate the Company’s options on the date of grant during the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended September 30,
	2007	2006
Dividend yield	0%	0%
Expected volatility	72.2%	58.8%
Risk-free interest rate	4.7%	4.4%
Expected life of options (in years)	5.5	5.5
Weighted-average grant-date fair value	$1.31	$1.42

During the three month periods ended September 30, 2007 and 2006, the Company recognized additional compensation costs of $31,254 and $28,286, respectively. During the nine month period ended September 30, 2007 and 2006, the Company recognized additional compensation costs of $86,960 and $88,438, respectively.

As of September 30, 2007, there was $120,707 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of .92 years.

As of September 30, 2007 there were 806,082 shares granted and 652,249 shares outstanding.

Shares available for future stock option grants to employees and directors under the existing plan were 3,193,918 and 3,243,918, respectively, at September 30, 2007 and 2006.  The aggregate intrinsic value of shares outstanding as of September 30, 2007 and 2006 were $1,160,711 and $1,095,211, respectively. The aggregate intrinsic value of options exercisable as of September 30, 2007 and 2006 were $977,392 and $863,005, respectively.

NOTE 11               SUBSEQUENT EVENT

On August 3, 2007 the Company notified Mercatus & Partners Limited that the shares were recalled for failure to remit the purchase price within 45 days as required under the agreement. On October 30, 2007 the Company received notification from its transfer agent that the 1,818,182 shares issued on April 9, 2007 to an affiliate of Mercatus & Partners Limited were voided.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements include IWT Tesoro Corporation and its wholly-owned subsidiaries (collectively the “Company”).

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

International Wholesale Tile, Inc. is principally a value added reseller of ceramic floor and wall covering products (primarily ceramic, porcelain and stone tile) to the new construction and remodeling industries for commercial and residential marketplaces. In addition to IWT, Tesoro’s primary operating subsidiary, Tesoro, has five additional wholly-owned subsidiaries. The Tile Club, Inc., formed in 2004, organized to acquire licensing, manufacturing and distribution rights; Tesoro Direct, Inc., formally known as Import Flooring Group, Inc. a wholly-owned subsidiary of The Tile Club formed in 2005 to develop an agency business; and American Gres, Inc. formed in November 2006, organized to produce domestic ceramic tile.  The remaining two, IWT Tesoro Transport, Inc. and IWT Tesoro International, LTD., a Bermuda corporation are inactive.

Our executive office’s address is 191 Post Road West, Suite 10, Westport, CT 06880.  Our telephone number is
(203) 221-2770.  Our web site can be found at http://www.iwttesoro.com.   Information contained on our web site is not part of this report.

REORGANIZATION UNDER CHAPTER 11 OF THE US BANKRUPTCY CODE

On September 6, 2007 (Filing Date), IWT Tesoro Corporation and two of its wholly-owned domestic subsidiaries, International Wholesale Tile, Inc. and American Gres, Inc., filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York (the Bankruptcy Court) under lead case no. 07-12841. These Chapter 11 cases are collectively referred to as the “Bankruptcy Cases.”

Tesoro Direct, Inc., a wholly-owned subsidiary of IWT Tesoro Corporation did not file a voluntary petition for reorganization however its assets and liabilities were included in the Schedules of Assets and Liabilities filed by International Wholesale Tile, Inc.

IWT Tesoro Transport, Inc. and The Tile Club. Inc., wholly-owned domestic subsidiaries and IWT Tesoro International, LTD a wholly-owned foreign subsidiary of IWT Tesoro Corporation did not file a voluntary petition for reorganization because their total assets equaled less than .04% of the Company’s total consolidated assets. In addition these entities had no liabilities. However they are represented in the Consolidated Financial Statements.

IWT Tesoro Corporation and all of its subsidiaries are collectively the Debtors.

The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors in possession subject to the supervision of the Bankruptcy Court. The Debtors intend to continue, normal business operations during the Bankruptcy Cases while they evaluate their businesses both from a financial and an operational perspective.  Management is working with several financial partners to cosponsor a plan to reorganize and refinance the Debtors.  While we cannot predict with precision how long the reorganization process will take, we expect it to take at least 4 to 6 months from the Filing Date.  Under an order entered by the Bankruptcy Court on September 11, 2007, the Debtors were given the option to  file on or before November 19, 2007 either a plan of reorganization or a motion to sell substantially all of its assets. The Company has not yet selected its course of action but notes that even if a motion to sell its assets is filed, the Debtors still have an exclusive right to subsequently file a plan of reorganization during its 120 day exclusive period which, absent extension by the Bankruptcy Court, expires on or about January 3, 2008.

Our continuation as a going concern is contingent upon, amongst other things, our ability (i) to comply with the terms and conditions of the Debtor-In-Possession (“DIP”) Credit Agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce administrative, warehouse and interest costs and liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts reported in our consolidated financial statements. Our consolidated financial statements as of September 30, 2007 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.

Our bankruptcy filing triggered the immediate acceleration of certain direct financial obligations, including, among others, an aggregate of $26,541,685 currently outstanding at September 6, 2007 on secured and unsecured notes issued on December 31, 2004 and August 25, 2005 (Note 5), February 10, 2006 (Note 6) and May 3, 2006 (Note 7). Such amounts are characterized as secured debt for purposes of the reorganization proceedings but no determination has yet been made as to whether the value of the secured assets is sufficient to cover the secured liabilities. The related obligations have been classified as liabilities subject to compromise in our consolidated balance sheet as of September 30, 2007.  In addition, the Chapter 11 filing for reorganization created an event of default under certain of our lease agreements. The ability of our creditors to seek remedies to enforce their rights under the agreements described above is automatically stayed as a result of our bankruptcy filing and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

As required by SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, we recorded the Debtors’ pre-petition debt instruments at the allowed claim amount, as defined by SOP 90-7. Accordingly, we accelerated the amortization of the related deferred debt issuance costs, the remaining discounts for the conversion feature and warrant and the discounts for the detachable warrant which resulted in a pre-tax expense of $2,127,919 included in reorganization items in our consolidated statement of operations for the three and nine months ended September 30, 2007.

An official committee of the Debtors’ unsecured creditors has been appointed in the Bankruptcy Cases and according to the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Debtors are required to bear certain of the committees’ fees, costs and expenses, including those of their counsel and financial advisors.

While we continue our reorganization under Chapter 11, investments in our securities will be highly speculative. Although shares of our common stock continue to trade on the Over the Counter Bulletin Board under the symbol “IWTT.OB”, the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual disposition or outcome of the Bankruptcy Cases. The opportunity for any recovery by holders of our common stock under the Bankruptcy Cases is uncertain and shares of our common stock may be cancelled without any compensation pursuant to such plan.

Under the Bankruptcy Code, the Debtors have the right to assume or reject execurtory contracts (i.e., contracts that are to be performed by the contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease generally means that the Debtor will agree to perform its obligations and cure certain existing defaults under the contract or lease and “rejecting” it means that the Debtor will be relieved of its obligations to perform further under the contract or lease, which will give rise to an unsecured pre-petition claim for damages for the breach thereof. The Bankruptcy Court has authorized the Debtors to reject certain unexpired leases and executory contracts. As of the beginning of November the Company had not made any decisions on assuming or rejecting its leases and contracts.

On October 22, 2007, the Debtors filed their summary schedules of the assets and liabilities existing on the Filing Date with the Bankruptcy Court. The Bankruptcy Court has set a tentative general bar date of January 11, 2008 for non governmental agencies and March 4, 2008 for governmental agencies. This is the date by which most entities that assert a pre-petition claim against a Debtor must file a proof of claim in writing and in accordance with the order of the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by the creditors will be investigated and resolved as part of the proceedings in the Bankruptcy Cases. The ultimate number of allowed amounts of claims is not presently known.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, subject to certain restrictions, including employee wages, salaries, certain benefits and other employee obligations.

We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by their creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan, there can be no assurance as to when the plan will be filed or that the plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that we will be successful in achieving our restructuring goals, or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time that the Debtors emerge from bankruptcy, there will be no certainty about our ability to continue as a going concern. If a restructuring is not completed, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.

Debtor-In-Possession Financing Agreement

On September 11, 2007, the Bankruptcy Court approved a $3.6 million Senior Secured Super-Priority Debtor-In-Possession Credit Agreement (DIP Credit Agreement). This DIP credit facility provides funding to continue our operations without disruption by meeting our obligations to suppliers, customers, employees, and to fund bankruptcy related costs including professional fees during the Chapter 11 reorganization process. See Note 5 for additional information.

IWT Tesoro’s  Market

Overall, the building material and flooring market have slowed considerably in the last year as a result of the declining new housing and remodeling markets in Florida and the Southeast where the company is primarily located.  In addition the recent turmoil in the sub-prime mortgage markets is also negatively impacting the new housing and remodeling activity as a result of the inability of consumers to access funds to pay for new houses or significant remodeling projects.   Although the Company continues to expect long term above average growth in the housing and flooring tile market, the Company cannot predict when or if the market will begin to improve.

Business Strategy

The Company is pursuing several strategies to emerge from Bankruptcy protection.  The options range from restructuring the current operating structure to a 363 sale of the business to a third party.  The Company believes that a key to any strategy will be to continue the cost reduction program in order to help move the Company back to being profitable.  However, the Company makes no assurances that its strategies will be successful or be profitable, or if successful, that it’s profitably will be attained within its projected time frame.

Profitability

The Company’s net loss for the three months ended September 30, 2007 is approximately $ 3.3 million compared to a $1.4 million loss for the three months ended September 30, 2006. The Company’s net loss for the nine months ended September 30, 2007 is approximately $7.5 million versus a $0.1 million net loss for the nine months ended September 30, 2006. The 2007 results include $1.7 million reorganization charges in the third quarter of 2007 related to the Bankruptcy.  The 2006 results include a 4.6 million gain from the change in the fair value of a derivative security.   This follows net losses of approximately $3.4 million, $4.3 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenue in the third quarter 2007 decreased 29% to $10.8 million from $15.2 million in the 2006 third quarter. Revenue decreased 16.4% to $40.3 million for the nine months ended September 30, 2007 from $48.1 million for the nine months ended September 30, 2006. The decrease in revenue is primarily the result of the slower housing market in Florida and the Southeast.  Some of the decline in sales is also attributable to the uncertainty created from the Company’s bankruptcy filing.  Also as a result of the Company’s difficult financial condition in the third quarter we were unable to secure enough products from many key vendors and out-of-stock positions have occurred in a number of key product lines in the last three months.  However, the DIP Credit Agreement secured provided the ability to purchase product but it typically takes four to eight weeks to get the product from suppliers to the Company’s warehouses.

Gross margin for the three months ended September 30, 2007 was 37.9% of net sales compared to 36.9 % for the three months ended September 30, 2006. Gross margin for the nine months ended September 30, 2007 remained consistent with the prior quarter at 36.3% of net sales compared to 36.6% for the same nine months of 2006.  During the nine months ending September 30, 2007 the Company has been able to offset the increased sales of its lower margin discontinued products and the decreased sales of its lower margin truckload sales with continued sales of its higher margin lines.  However in the three months ended September 30, 2007 the Company had a decrease in both discontinued product lines and truckload sales, which resulted in a significant increase in the gross margin.

Cost Reduction Program

On June 18, 2007, the Company announced salary and cost reductions totaling $1.3 million annually.  As of August 1, 2007 these reductions were implemented.  The Company has identified an additional $1.2 million of potential cost reduction opportunities primarily associated with reducing the size of its presence in some of its locations. As a result of the $11.3 million reduction in inventory in 2007, the Company has created excess space in its warehouses. It currently is negotiating with certain of its leasors to reduce its commitments to space and rent, particularly in Florida.  The lease for its Ohio space ends as of December 31, 2007 and will not be renewed.  The warehouse space the Company leases in California is based on the amount of space actually used and thus is self liquidating.  In addition, on July 2, 2007, the Company implemented, a per day handling fee that is expected to generate approximately $1 million annually to offset the increased warehousing and distribution costs.   The Company is also looking at additional cost saving opportunities associated with its Bankruptcy filing.  The Company expects that the savings associated with these additional changes will not commence until the first quarter of 2008.

Liquidity

As a result of the recent decline in sales and better management of inventory ($11.3 million reduction during the first nine months of 2007) the Company generated $8.3 million of cash from operations in the first nine months of 2007 versus a $6.6 million use of cash from operations in the nine months of 2006.  Inventory turns for the first nine months of 2007 (on an annualized basis) increased to 1.8 times versus 1.3 for the twelve months ended December 31, 2006.

As more fully discussed in Note 5, on September 11, 2007 the Company secured up to $3.6 million, plus a $1.0 million contingency fund, of DIP financing from its senior credit lender, Bank of America. The additional funds will allow the Company to continue to operate on an on-going basis and secure out-of-stock material from its vendors.

Conclusions

Management estimates that the Company could emerge from bankruptcy protection during the 1st quarter of 2008, assuming a plan of reorganization is approved.  Management believes that reorganization under bankruptcy protection combined with additional cost reductions could allow the Company to emerge from bankruptcy in early 2008 and be profitable in 2008.

The Company is working with a business partner on co-sponsoring a reorganization plan to be submitted to the Bankruptcy Court and its creditors for approval.  Under an order entered by the Bankruptcy Court on September 11, 2007, the Debtors were given the option to  file on or before November 19, 2007 either a plan of reorganization or a motion to sell substantially all of its assets. The Company has not yet selected its course of action but notes that even if a motion to sell its assets is filed, the Debtors still have an exclusive right to subsequently file a plan of reorganization during its 120 day exclusive period which, absent extension by the Bankruptcy Court, expires on or about January 3, 2008.  If an acceptable reorganization plan has not been agreed upon by November 19, 2007 then the Company will continue to move forward with the “363” Sales Process (Section  363 of the Bankruptcy Code permits a company to sell all or part of its assets outside of the ordinary course of business. The Section further governs treatment of lien holders and other claim or interest holders under a sale, which sale is under the supervision of and subject to approval of the Bankruptcy Court.). As required as part of its DIP Credit Agreement, the Company also has engaged a management group to oversee the “363”Sale Process, which could mean a sale of the Company’s business. However, if the Company is unable to find funding for a reorganization plan or does not obtain a “363” Sales offer then the Company could be forced into Chapter 7 liquidation.

Results of Operations for the three months ended September 30, 2007, 2006 and 2005.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Results of Operations for the
	Three Months Ended September 30,
	2007	2006	2005

Revenues	$10,795,603	$15,173,449	$14,006,762
Cost of Goods Sold	6,699,621	9,578,329	8,277,926

Gross Margin	4,095,982	5,595,120	5,728,836
Gross Margin Percentage	37.9%	36.9%	40.9%
Operating Expenses	$4,538,298	$5,670,371	$5,816,085
	42.0%	37.4%	41.5%
Loss from operations	(442,316)	(75,251)	(87,249)

Quarter ended September 30, 2007 Compared to Quarter September 30, 2006

Net sales for the three months ended September 30, 2007 decreased approximately $4,377,800 or 28.9% over the reported net sales for the three months ended September 30, 2006. Management believes that the decline in sales for the three months ended September 30, 2007 was due primarily to the slowing housing market throughout the United States and the uncertainty surrounding its Bankruptcy filing.

Gross margin for the three months ended September 30, 2007 was approximately $4,096,000 or 37.9% of net sales compared to $5,595,000 or 36.9% of net sales for the three months ended September 30, 2006. The increase in gross margin is a result of limited sales of discontinued lower margin product lines, truckload and home center sales.

Our operating expenses for the three months ended September 30, 2007 were approximately $4,538,300 or 42.0% of net sales compared to $5,670,000 or 37.4% of net sales for the three months ended September 30, 2006. The increase in our operating expense ratio for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, was caused by fixed overhead costs that could not be reduced at a rate equal to the 29% decrease in sales.

Results of Operations for the nine months ended September 30, 2007, 2006 and 2005.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this document. The table below sets forth certain operating data for the periods indicated. Percentages are relative to total revenue for the periods indicated.

	Results of Operations for the
	Nine Months Ended September 30,
	2007	2006	2005

Revenues	$40,268,664	$48,145,483	$42,141,461
Cost of Goods Sold	25,693,656	30,544,590	25,443,315

Gross Margin	14,575,008	17,600,893	16,698,146
Gross Margin Percentage	36.2%	36.6%	39.6%
Operating Expenses	$16,266,803	$18,121,981	$16,113,525
	40.4%	37.6%	38.2%
Income (loss) from operations	$(1,691,795)	$(521,088)	$584,621

Nine months ended September 30, 2007 Compared to the nine months ended September 30, 2006

Net sales for the nine months ended September 30, 2007 decreased approximately $7,876,800 or 16.4% over the reported net sales for the nine months ended September 30, 2006. Management believes that the decline in sales for the nine months ended September 30, 2007 was due primarily to the slowing housing market throughout the United States.

Gross margin for the nine months ended September 30, 2007 was approximately $14,575,000 or 36.2% of net sales compared to $17,600,900 or 36.6% of net sales for the nine months ended September 30, 2006. The slight decline in gross margin is a result of aggressively reducing our inventory levels including the sale of discontinued lower margin product lines during the first half of 2007.

Our operating expenses for the nine months ended September 30, 2007 were approximately $16,266,800 or 40.4% of net sales compared to $18,122,000 or 37.6% of net sales for the nine months ended September 30, 2006. The increase in our operating expense ratio for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, was caused by fixed overhead costs that could not be reduced at a rate equal to the 16.4% decrease in sales.

Changes in Financial Position for the nine months ended September 30, 2007 from the year ended December 31, 2006

Current assets at September 30, 2007 are approximately $28.6 million compared to $41.0 million at December 31, 2006, a decrease of approximately $12.4 million. The net decrease is primarily attributable to a decrease in inventory of approximately $11.3, million and a decrease in accounts receivable of approximately $1.3 million.   The decrease in inventory relates to our continued efforts to improve our inventory turnover rate and utilization of resources.

Total liabilities at September 30, 2007 are approximately $42.7 million compared to $48.7 million at December 31, 2006, a decrease of approximately $6.0 million. The decrease is attributable to a decrease in accounts payable of approximately $2.7 and a decrease in our revolving line of credit of approximately $7.2 million. As a result of the bankruptcy filing liabilities of approximately $2.0 million associated with unamortized discounts related to the Laurus debt were charged to Reorganization Items in the Statement of Operations during the three and nine months ended September 30, 2007. The net decreases are consistent with our decrease in inventory, improving the turnover rate and utilization of resources.

Liquidity and Capital Resources

We had cash balances of approximately $580,701 at September 30, 2007 and $157,700 at December 31, 2006.

The cash provided by operations during the nine months ended September 30, 2007 were approximately $8.3 million compared to the cash used in operations of $6.6 million for the nine months ended September, 30 2006. The $14.9 million increased inflow is primarily attributable to a decrease in inventory.

Net cash used in investing activities during the nine months ended September 30, 2007 was approximately $37,000 compared to $592,000 for the nine months ended September 30, 2006. Capital expenditures in the nine months ended September 30, 2006 were higher than normal due to the purchase of tile finishing equipment.

Net cash used in financing activities during the nine months ended September 30, 2007 was approximately $7.9 million compared to the net cash provided of $6.6 million during the nine months ended September 30, 2006. The approximate $14.5 million change in financing activities is attributable to no new financing arrangements in the nine months ended September 30, 2007 as compared to a $4.0 million financial arrangement during the nine months ended September 30, 2006 along with payments of approximately $7.4 million to our commercial lender in 2007 versus $3.0 million of additional draw in 2006 in the same time period of 2006.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions about future events and their impact on amounts reported in our Consolidated Financial Statements and related Notes. Specifically, for the period ended September 30, 2007, the Company prepared its consolidated financial statements in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” and on a going-concern basis, which considers the financial evolution of the bankruptcy proceedings and the ongoing operations of the business. Since future events and their impact cannot be determined with certainty, and estimates require subjectivity, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 2, 2007.  No material quantitative or qualitative changes in market risk exposure have occurred since the date of that filing.

ITEM 4—CONTROLS AND PROCEDURES

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

On April 9, 2007, the Company entered into an agreement with Antares Trading Fund Mercatech SA and issued 1,818,182 shares at a price to be determined at a later date. The funds were to be delivered within 45 days of issuance and the Company may recall the shares and terminate the agreement at its discretion after the 45 days. At September 30, 2007 the Company has not received the purchase price under the agreement however has extended the payment date. The shares issued are not included on the Company’s balance sheet or basic EPS (are included in diluted EPS to the extent they are not anti-dilutive) until the payment is received and recognized in the Company’s financial statements. Subsequent to the end of the quarter, Tesoro notified all parties that the certificate representing the shares is to be returned immediately to our transfer agent. On October 30, 2007, the certificate representing the 1,818,182 shares were voided and canceled.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

On October 25, 2006, IWT Tesoro Corporation and its subsidiaries received a letter from its senior credit facility, Bank of America, N.A. stating that certain events of default had occurred and are continuing under its credit facility agreements including that the Company did not attain its minimum EBITDA for the months ended August 2006 and September 2006, nor did the Company reach its minimum fixed charge coverage ratio for the period ended September 30, 2006. On November 2, 2006 the Company and Bank of America executed a forbearance agreement, whereby the Bank agreed to forbear the exercise of its rights to December 10, 2006 provided (i) that the Company is not in default of any of its other obligations, and (ii) the Company engages a management consultant to provide a comprehensive business analysis of the Company’s operations.  Effective June 9, 2007, the Company entered into the Eighth Amendment to the Amended and Restated Loan Agreement with its senior credit Facility, Bank of America, N.A.  The Eighth Amendment extends the term of its $26.5 million line of credit to September 10, 2007 and contains monthly minimum adjusted EBITDA covenant. The Company was not in compliance with its monthly EBITDA covenant during the nine months ended September 30, 2007.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.                  OTHER INFORMATION

None

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

10.52

Form of Term Sheet between IWT Tesoro Corporation and KMA Capital Partners, Inc. dated August 15 2007 (Exhibits omitted) (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2007)

10.53

Form of letter to suppliers and freight vendors discussing the effect of having filed Chapter 11 of the Bankruptcy Code (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2007))

10.54

Form of letter to employees discussing the effect of having filed Chapter 11 of the Bankruptcy Code (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2007))

10.55

Form of letter to customers discussing the effect of having filed Chapter 11 of the Bankruptcy Code (filed as an exhibit to the Company’s periodic filing on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2007))

16

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

IWT TESORO CORPORATION

November 15, 2007	/s/ Henry J. Boucher, Jr.
Henry J. Boucher, Jr., President

November 15, 2007	/s/ David W. Whitwell
David W. Whitwell, Chief Financial Officer