Form 10-Q
period 2022-06-30
HUMBL, INC.
filed 2022-08-12
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File No. 000-31267

HUMBL, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	91-2048019
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 B Street, Suite 300, San Diego, CA 92101

(Address of principal executive offices) (Zip Code)

(786) 738-9012

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 1,686,993,139 shares of the Registrant’s $0.00001 par value common stock outstanding as of August 12, 2022.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

HUMBL, INC

CONSOLIDATED BALANCE SHEETS (IN US$)

JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	JUNE 30,	DECEMBER 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$1,985,437	$3,493,213
Assets related to user cryptocurrencies safeguarding obligation	1,572,898	-
Accounts receivable	363,881	325,267
Intangible assets - digital assets, current portion	498,635	2,695
Prepaid expenses and other current assets	27,834	57,693

Total Current Assets	4,448,685	3,878,868

Non-Current Assets:
Fixed assets, net of depreciation	29,340	356,447
Non-current asset held for sale	328,222	-
Intangible assets, net of amortization	3,424,606	-
Intangible assets - digital assets, net of current portion	147,823	-
Goodwill	10,512,346	6,531,346

Total Non-Current Assets	14,442,337	6,887,793

TOTAL ASSETS	$18,891,022	$10,766,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,964,615	$1,460,266
Obligation to issue common shares	10,236	676,408
User cryptocurrencies safeguarding obligation	1,572,898	-
Contingent consideration	3,960,705	-
Due to seller	314,657	327,412
Current portion of notes payable - bank	4,240	-
Current portion of notes payable	502,309	501,828
Current portion of notes payable - related parties	11,007,729	10,986,250
Convertible notes payable - related parties, net of current portion	7,500,000	7,500,000
Current portion of convertible notes payable, net of discount	4,302,092	3,392,123

Total Current Liabilities	32,139,481	24,844,287

Long-Term Liabilities:
Notes payable - bank, net of current portion	8,835	-
Notes payable, net of current portion	147,691	148,172
Notes payable related parties, net of current portion	4,500,000	-
Convertible notes payable, net of discount and net of current portion	-	2,232,702

Total Long-Term Liabilities	4,656,526	2,380,874

Total Liabilities	36,796,007	27,225,161

Commitments and contingency	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, and 570,000 Series B Preferred stock authorized (Series C Preferred stock was cancelled October 29, 2021)

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 495,344 and 544,759 shares issued and outstanding, respectively	5	5
Common stock, par value, $0.00001, 7,450,000,000 shares authorized 1,541,774,389 and 1,023,039,433 issued and outstanding, respectively	15,417	10,230
Additional paid in capital	53,137,176	34,182,004
Accumulated deficit	(71,059,564)	(50,650,809)
Accumulated other comprehensive income (loss)	1,911	-

Total Stockholders’ Equity (Deficit)	(17,904,985)	(16,458,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,891,022	$10,766,661

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN US$)

SIX AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2022	2021	2022	2021

REVENUES	$2,261,995	$277,850	$1,114,861	$123,746

COST OF REVENUES	1,015,996	143,865	495,026	39,122

GROSS PROFIT	1,245,999	133,985	619,835	84,624

OPERATING EXPENSES
Development costs	2,075,403	756,012	811,411	653,709
Professional fees	1,744,882	1,671,974	763,744	1,017,221
Settlement	1,120,400	1,870,000	-	1,870,000
Impairment - goodwill	1,008,642	12,141,062	-	12,141,062
Impairment - digital assets	1,211,882	-	1,166,564	-
General and administrative expenses	12,134,402	2,458,122	5,434,478	2,012,749

Total Operating Expenses	19,295,611	18,897,170	8,176,197	17,694,741

OPERATING LOSS	(18,049,612)	(18,763,185)	(7,556,362)	(17,610,117)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(792,620)	(143,869)	(389,816)	(138,641)
Beneficial conversion feature	-	(3,300,000)	-	(3,300,000)
Amortization of debt discounts	(1,656,267)	(147,253)	(65,370)	(126,656)
Gain on sale of digital assets	95,794	-	66,243	-
Other income	1,895	3,200	1,895	3,200

Total Non-Operating Income (Expenses)	(2,351,198)	(3,587,922)	(387,048)	(3,562,097)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(20,400,810)	(22,351,107)	(7,943,410)	(21,172,214)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(7,945)	(281,254)	-	(23,285)
Gain on disposal of discontinued operations	-	-	-	-
Total discontinued operations	(7,945)	(281,254)	-	(23,285)

NET LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(20,408,755)	(22,632,361)	(7,943,410)	(21,195,499)

Provision for income taxes	-	-	-	-

NET LOSS	$(20,408,755)	$(22,632,361)	$(7,943,410)	$(21,195,499)

Other comprehensive income (loss)
Foreign currency translations adjustment	1,911	-	(1,131)	-
Comprehensive loss	$(20,406,844)	$(22,632,361)	$(7,944,541)	$(21,195,499)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	1,324,745,508	951,633,584	1,471,059,609	929,337,459

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (IN US$)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2021	7,000,000	$70	-	$-	974,177,443	$9,742	$2,545,825	$-	$(994,805)	$1,560,832

Stock issued for:
Adjustment	-	-	-	-	41,156	-	-	-	-	-
Reverse merger with HUMBL	-	-	552,029	6	-	-	39,961	-	-	39,967
Services	-	-	2,272	-	-	-	179,675	-	-	179,675
Members interest purchased for cash (timing difference from 2020)	-	-	-	-	-	-	10,000	-	-	10,000
Reclassification from deferred revenue on warrant purchase	-	-	-	-	-	-	43,243	-	-	43,243

Net loss for the period	-	-	-	-	-	-	-	-	(1,436,862)	(1,436,862)

Balance - March 31, 2021	7,000,000	70	554,301	6	974,218,599	9,742	2,818,704	-	(2,431,667)	396,855

Stock issued for:
Services	-	-	-	-	5,212,500	52	922,273			922,325
Acquisition - Chile Country Rights	-	-	-	-	437,500	4	999,996			1,000,000
Acquisition - Tickeri	-	-	-	-	9,345,794	93	9,999,907			10,000,000
Settlement	-	-	-	-	1,000,000	10	1,169,990			1,170,000
Conversion of common shares to Series B Preferred	-	-	7,962	-	(79,625,000)	(796)	796			-
Beneficial conversion feature on convertible note payable	-	-	-	-			3,300,000			3,300,000
Discount on convertible notes	-	-	-	-			1,754,942			1,754,942
Warrants - consultants	-	-	-	-			424,101			424,101
Net loss for the period	-	-	-	-	-	-	-	-	(21,195,499)	(21,195,499)

Balance - June 30, 2021	7,000,000	$70	562,263	$6	910,589,393	$9,105	$21,390,709	$-	$(23,627,166)	$(2,227,276)

Balance - January 1, 2022	7,000,000	$70	544,759	$5	1,023,039,433	$10,230	$34,182,004	$-	$(50,650,809)	$(16,458,500)

Stock issued for:
Services	-	-	-	-	675,000	7	190,586	-	-	190,593
Cancellation of shares	-	-	-	-	(825,000)	(9)	(187,241)	-	-	(187,250)
Acquisition -Ixaya	-	-	-	-	8,962,036	90	1,499,910	-	-	1,500,000
Acquisition -BizSecure	-	-	-	-	13,200,000	132	2,229,348	-	-	2,229,480
Exercise of warrants	-	-	-	-	10,000,000	100	1,999,900	-	-	2,000,000
Settlement	-	-	-	-	4,000,000	40	1,120,360	-	-	1,120,400
Exchange of notes payable and accrued interest	-	-	-	-	37,374,170	374	3,176,430	-	-	3,176,804
Conversion of Series B Preferred to common shares	-	-	(22,064)	-	220,640,000	2,206	(2,206)			-
Shares canceled for no consideration	-	-	(4,900)	-	-	-	-	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	3,270,349	-	-	3,270,349
Stock-based compensation - options	-	-	-	-	-	-	36,750	-	-	36,750
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,440,464	-	-	1,440,464
Net change in comprehensive income	-	-	-	-	-	-	-	3,042	-	3,042
Net loss for the period	-	-	-	-	-	-	-	-	(12,465,345)	(12,465,345)

Balance - March 31, 2022	7,000,000	70	517,795	5	1,317,065,639	13,170	48,956,654	3,042	(63,116,154)	(14,143,213)

Stock issued for:
Services	-	-	-	-	198,750	2	34,704	-	-	34,706
Conversion of Series B Preferred to common shares	-	-	(22,451)	-	224,510,000	2,245	(2,245)			-
Contribution of capital - NFT	-	-	-	-	-	-	406,040	-	-	406,040
Contribution of capital - digital assets	-	-	-	-	-	-	500,000	-	-	500,000
Stock-based compensation - warrants	-	-	-	-	-	-	1,251,633	-	-	1,251,633
Stock-based compensation - options	-	-	-	-	-	-	208,460	-	-	208,460
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,216,115	-	-	1,216,115
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Net change in comprehensive income	-	-	-	-	-	-	-	(1,131)	-	(1,131)
Net loss for the period	-	-	-	-	-	-	-	-	(7,943,410)	(7,943,410)

Balance - June 30, 2022	7,000,000	$70	495,344	$5	1,541,774,389	$15,417	$53,137,176	$1,911	$(71,059,564)	$(17,904,985)

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN US$)

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(20,408,755)	$(22,632,361)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,457	-
Amortization	275,414	-
Impairment expense - goodwill	1,008,642	12,141,062
Impairment expense - digital assets	1,211,882	-
(Gain) on sale of digital assets	(95,794)	-
Expenses paid for by digital assets	131,489	-
Fee added to related party notes for extension	9,000	-
Sales commission received in digital assets	(1,410)	-
Amortization of debt discounts	1,656,267	147,253
Foreign currency adjustment	1,911	-
Stock-based compensation	6,795,647	1,566,068
Bad debt	-	88,693
Settlement	1,120,400	1,870,000
Beneficial conversion feature on convertible note payable	-	3,300,000

Changes in assets and liabilities
Accounts receivable	(14,168)	(7,232)
Intangible assets - digital assets	(983,890)	(98,535)
Prepaid expenses and other assets	29,859	(156,276)
Decrease in related party payable	-	(11,547)
Accounts payable and accrued expenses	1,691,454	361,314
Total adjustments	12,849,160	19,200,800

Net cash used in operating activities	(7,559,595)	(3,431,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(13,572)	(364,545)
Purchase of intangible assets	(275,020)	-
Purchase of digital asset (non-fungible token)	(406,040)	-
Cash received in purchase of Tickeri	-	127,377
Cash received in purchase of Monster Creative	-	3,017
Cash paid in purchase of Ixaya, net of amounts received	(148,675)	-
Net cash used in investing activities	(843,307)	(234,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of membership interests of HUMBL, LLC	-	10,000
Proceeds from sales of warrants and country rights option	-	-
Redemption of Series B Preferred Stock	-	-
Proceeds from the exercise of warrants	2,000,000	-
Proceeds from related party notes payable	4,502,645	-
Payments of notes payable	(804)	(46)
Repayment of amount due to seller	(12,755)	-
Contribution of capital CEO	406,040	-
Proceeds from convertible notes payable	-	6,250,000
Proceeds from issuance of common stock for cash	-	1,000,000
Net cash provided by financing activities	6,895,126	7,259,954

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(1,507,776)	3,594,242

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	3,493,213	1,720,979

CASH AND RESTRICTED CASH - END OF PERIOD	$1,985,437	$5,315,221

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$4,451	$-
Conversion of common stock into preferred stock	$-	$796
Conversion of obligation to issue common stock into common stock	$449,950	$-
Exchange of convertible notes payable and accrued interest into common stock	$3,176,805	$-
Contribution of digital assets by CEO	$500,000	$-
Reclassification of deferred revenue to additional paid in capital	$-	$43,243
Recognition of discounts at inception of convertible notes payable	$-	$1,754,942
Reclassification of fixed assets to assets held for sale	$328,222	$-

Acquisition of Ixaya:
Accounts receivable	$24,446	$-
Goodwill	1,008,642	-
Intellectual property - software	650,000	-
Accounts payable and accrued expenses	(10,700)	-
Note payable - bank	(13,879)	-
Related party advances	(9,834)	-
	1,648,675	-
Common shares issued	(1,500,000)	-
Net cash paid in acquisition of Ixaya	$148,675	$-

Acquisition of BizSecure:
Customer relationship	$275,000	$-
Intellectual property - software	2,500,000	-
Goodwill	3,981,000	-
	6,756,000	-
Common shares issued	(2,229,480)
Contingent consideration	(4,526,520)	-
Net cash paid in acquisition of BizSecure	$-	$-

Acquisition of Tickeri:
Accounts receivable	$-	$23,587
Goodwill	-	20,086,664
Accounts payable and accrued expenses	-	(87,071)
EIDL Loan	-	(150,000)
PPP Loan	-	(557)
	-	19,872,623
Notes payable issued	-	(10,000,000)
Common shares issued	-	(10,000,000)
Net cash received in acquisition of Tickeri	$-	$(127,377)

Acquisition of Monster Creative, LLC:
Accounts receivable	$-	$109,113
Goodwill	-	8,521,767
Accounts payable and accrued expenses	-	(81,530)
Notes payable - officers	-	(486,250)
PPP Loan	-	(66,117)
	-	7,996,983
Notes payable issued	-	(500,000)
Convertible notes payable issued	-	(7,500,000)
Net cash received in acquisition of Monster Creative, LLC	$-	$(3,017)

The accompanying notes are an integral part of these financial statements.

HUMBL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (IN US$)

JUNE 30, 2022 AND 2021

NOTE 1: NATURE OF OPERATIONS

HUMBL, Inc. (“Company” or “HUMBL”) was incorporated November 12, 2009. The Company was redomiciled on November 30, 2020 to the State of Delaware.

On December 3, 2020, HUMBL, LLC (“HUMBL LLC”) merged into the Company in what is accounted for as a reverse merger. Under the terms of the Merger Agreement, HUMBL LLC exchanged 100% of their membership interests for 552,029 shares of newly created Series B Preferred Stock. The Series B Preferred shares were issued to the respective members of HUMBL LLC following the approval by FINRA of a one-for-four reverse stock split of the common shares and the increase in the authorized common shares to 7,450,000,000 shares, and 10,000,000 preferred shares.

The FINRA approval for both the increase in the authorized common shares and reverse stock split occurred on February 26, 2021. To assume control of the Company, the former CEO, Henry Boucher assigned his 7,000,000 shares of Series A Preferred Stock as well as 550,000,000 shares of common stock to Brian Foote, the President and CEO of HUMBL LLC for a $40,000 note payable. The Series A Preferred Stock is not convertible into common stock; however, it has voting rights of 10,000 votes per 1 share of stock. After the reverse merger was completed, HUMBL LLC ceased doing business, and all operations were conducted under Tesoro Enterprises, Inc. which later changed their name to HUMBL, Inc. (“HUMBL” or the “Company”).

On June 3, 2021 we acquired Tickeri, Inc. (“Tickeri”) in a debt and stock transaction totaling $20,000,000 following which Tickeri became a subsidiary of HUMBL. Tickeri is a leading ticketing, live events and box office SaaS platform featuring Latin events and artists throughout the United States, Latin America, and the Caribbean corridor. The purchase price for the stock purchase was $20,000,000 of which we must pay $10,000,000 in our common stock and $10,000,000 was paid through two promissory notes. The shares had a deemed value equal to the volume weighted average price per share of HUMBL common stock on the OTC Markets for the ten consecutive trading days ending with the complete trading day ending two trading days prior to the closing. We issued the two shareholders of Tickeri, Juan Gonzalez and Javier Gonzalez, 4,672,897 shares of our common stock each. We also issued to each of Juan and Javier Gonzalez a secured promissory note in the face amount of $5,000,000. The promissory notes are due and payable on or before December 31, 2022, bear interest at the rate of 5% per annum and are secured by the equity interests of Tickeri. In the event of an uncured default by HUMBL under the promissory note, Juan and Javier Gonzalez have the right to recover the ownership of Tickeri and re-commence the business and operations of Tickeri free and clear of any claims or encumbrances by HUMBL. We intend to limit the integration of Tickeri’s assets with our assets until the promissory notes are paid in full. We agreed to register on Form S-1 within three months from the closing the shares issued to Juan and Javier Gonzalez and have the registration statement declared effective within six months of the closing date. Following the closing, Juan Gonzalez and Javier Gonzalez, entered into employment agreements having a term of 18 months, appointing them CEO of Tickeri and CTO of HUMBL, respectively. The Company has been negotiating with both Juan Luis and Javier Gonzalez regarding the registration rights effectiveness provision and have accrued $700,000 through June 30, 2022 as a result of the failure to have the registration statement originally filed in July 2021 declared effective. We evaluated whether this penalty would constitute a derivative liability, and we determined that there are sufficient funds to cover this fee and sufficient authorized common stock should we pay this fee in stock.

On June 30, 2021, we acquired Monster Creative, LLC (“Monster”). Monster is a Hollywood production studio that specializes in producing movie trailers and other related content. Monster was founded by Doug Brandt and Kevin Childress. Monster will collaborate with HUMBL in the production of NFTs and other digital content. The purchase price for all of the membership interests in Monster was paid through the issuance of one convertible note and one non-convertible note to each of Doug Brandt and Kevin Childress in the aggregate principal amount of $8,000,000. The convertible notes were issued to Doug Brandt (through an entity owned by him) and Kevin Childress in the aggregate principal amount of $7,500,000. The notes convert at the holder’s election at $1.20 per share, bear interest at 5% per annum and are due in 18 months from issuance. We also issued non-convertible notes to Doug Brandt and Kevin Childress in the aggregate amount of $500,000. These notes bear interest at the rate of 5% per annum and are due on April 1, 2022. Doug Brandt and Kevin Childress each entered into employment agreements with Monster having a term of three years. Doug Brandt was appointed as the CEO of Monster and Kevin Childress was appointed as its President and Creative Director. The Company and Doug Brandt and Kevin Childress agreed to an extension on March 30, 2022 of the notes that were due April 1, 2022 until July 1, 2022 and then another extension on July 1, 2022 to October 1, 2022.

In the initial extension agreements through July 1, 2022, the Company added $7,500 to Doug Brandt and $1,500 to Kevin Childress in their note agreements, and then added another $7,500 to Doug Brandt and $1,500 to Kevin Childress on July 1, 2022 to extend these notes to October 1, 2022. On July 1, 2022, the Company extended these notes to October 1, 2022 with the following terms: (i) $85,000 due July 15, 2022; (ii) $50,000 due August 1, 2022, (iii) $50,000 due September 1, 2022; and (iv) the remainder of $333,000 due October 1, 2022. The fees of $18,000 on the two extensions did not constitute a material modification of the debt instruments.

On February 12, 2022, the Company entered into an asset purchase agreement with BizSecure, Inc. (“BizSecure”). The Company determined this was an acquisition of a business pursuant to the guidance provided in both ASC 805 and Rule 11-01(d) of Regulation S-X. BizSecure is not considered a significant subsidiary under Regulation S-X Rule 1-02(w). The Company acquired a customer relationship with the US Air Force and BizSecure’s Mobile ID technology. The Company entered into employment agreements with two BizSecure employees as part of the agreement to help integrate the Mobile ID technology into the Company’s larger suite of products and help operate the blockchain services division. The assets acquired from BizSecure represented the majority of the operations of the entity and BizSecure post-acquisition has only conducted nominal operations and has no employees. The Company issued to BizSecure 13,200,000 common shares and 26,800,000 restricted stock units that vest quarterly commencing April 1, 2022 for a period of two years. The shares and restricted stock units have a value of $6,756,000. The Company has included the value of $4,526,520 which represents the value of the restricted stock units in contingent consideration pursuant to ASC 805-10-55-25. Management considered several factors when making the determination to treat the RSUs as contingent consideration and not post-combination compensation, including, but not limited to, the following: (a) the RSUs are not automatically forfeited upon termination of the two key employees as those RSUs would vest if the employees were terminated without cause or if the employees resigned with good reasons; (b) all selling shareholders of BizSecure receive the same pro rata compensation; (c) the BizSecure shareholders hired by the Company receive compensation commensurate with other employees in the Company at the same level; (d) there are no adjustments to the RSUs based on earnings and thus there is no profit-sharing component to the RSUs; and (e) the parties desired for the compensation to be paid over time and not all up front. Therefore, the Company determined that the restricted stock units should be treated as contingent consideration.

On March 3, 2022, the Company acquired Ixaya Business SA de CV, a Mexican corporation (“Ixaya”), under a Stock Purchase Agreement (“Ixaya SPA”). The acquisition of Ixaya was for $150,000 and 8,962,036 shares of common stock (a value of $1,500,000) for a total of $1,650,000. The Company accounted for this acquisition as a business combination under ASC 805, and Ixaya is not considered a significant subsidiary under Regulation S-X Rule 1-02(w).

HUMBL is a Web 3, digital commerce platform that was built to connect consumers, businesses and governments in the digital economy. HUMBL provides simple tools and packaging for complex new technologies such as blockchain, in the same way that previous cycles of e-commerce and the cloud were more simply packaged by companies such as Facebook, Apple, Amazon and Netflix over the past several decades. The Company through their product offerings are looking to simplify and package the tokenized blockchain economy for consumers, corporations and government.

The goal of HUMBL is to provide ready built tools, and platforms for consumers and merchants to seamlessly participate in the digital economy. HUMBL is built on a patent-pending decentralized technology stack that utilizes both core and partner technologies, to provide faster connections to the digital economy and each other.

The Company is organized into two divisions: a) HUMBL Consumer and b) HUMBL Commercial. These two divisions incorporate and expand the Company’s core products that were formerly set up into three distinct segments prior to 2022. The majority of the Company’s operations prior to 2022 were focused on the Consumer division. With the acquisition of the Mobile ID technology from BizSecure and software capabilities from Ixaya, the development of our newly formed HUMBL Blockchain Services unit we anticipate that the Commercial division will provide opportunities across the governmental sector as well as businesses in search of enhancing their platforms.

HUMBL’s core products and services are as follows:

● HUMBL Mobile Wallet – A mobile app that allows peers, consumers and merchants to connect in the digital economy;

● HUMBL Marketplace – A mobile marketplace that allows consumers and merchants to connect more seamlessly in the digital economy; and

● HUMBL Financial – Financial products and services, targeted for simplified investing on the blockchain.

● HUMBL Blockchain Services – Enterprise solutions for businesses and governments related primarily to credentialing and identity verification.

HUMBL Mobile Wallet (formerly HUMBL Pay)

HUMBL continues the development of a mobile application that allows customers to migrate to and participate in the digital economy. The Company has integrated a variety of useful functionality such as buying, selling, sending and receiving digital assets, storing personal digital credentials and supporting various digital forms of payment. The Company is also working rapidly to integrate the use of search, discovery, peer-to-peer cash and ticketing around the world, as these services migrate into digital and blockchain-based modalities. The mobile application is designed to provide functionality to the following groups:

● Individuals - Consumers who want to participate in acquiring digital assets discover, pay, rate and review experiences digitally vs. paper bills and hardware point-of-sale (“POS”);

● Freelancers - Service providers and gig workers that want to get paid from anywhere they work vs. paper bills and hardware POS; and

● Merchants – Primarily brick and mortar vendors that want to get paid digitally vs. paper bills and hardware POS.

We can receive revenue from the mobile wallet in two ways. First, HUMBL can participate in any transactional fees generated from customers using the HUMBL Pay app. In these circumstances HUMBL can typically collect a percentage of the transaction for providing these services. Second, HUMBL can charge a monthly subscription fee for users such as merchants and freelancers that use the app. Currently, we are not receiving revenue in either of these ways. The Company is not charging fees (in addition to those charged by the third-party services providers) as a way to provide competitive pricing and incentivize customers to use the app. We could begin charging these fees at any time.

We engage the services of providers such as Stripe to process payments and Wyre and BitGo to act as custodians of the digital assets purchased by our customers using our HUMBL Pay app. The digital assets purchased on our platform are actually purchased through the Wyre and held by Wyre for our customers’ benefit. No digital assets are purchased through BitGo, but they do act as a custodian for certain of our digital assets.

HUMBL Marketplace

Through its online marketplace, HUMBL is developing the capability for merchants to list a wide range of soft goods and digital assets to mid-market audiences, that, where appropriate, incorporate the benefits of blockchain. HUMBL provides merchants with the ability to list and sell goods with greater levels of authentication, by using technologies such as the HUMBL Token Engine and HUMBL Origin Assurance, to improve the merchant’s ability to trade, track and pay for assets.

Through our online marketplace we also allow for the listing of non-fungible tokens (“NFTs”). NFTs allow entities and individuals such as athletes, celebrities, agencies, artists and companies to monetize their digital images, multimedia content and catalogues on the blockchain. HUMBL provides a marketplace for artists and athletes to connect online in the sale of digital collectibles to fans and collectors and provides a rigorous set of terms and conditions that govern what can and cannot be listed on the marketplace. We currently review all listings to screen for graphic content, potential intellectual property rights violations, and potential securities law violations. The NFT marketplace is operated through a third-party marketplace plug-in (OpenSea), electronic wallet extensions (such as MetaMask), and the Ethereum blockchain. Users participate in the NFT marketplace by linking their digital wallets to our platform and engaging (e.g., buying, selling, bidding) with the NFTs listed on our platform. The services provided by HUMBL are administrative. HUMBL is a platform and does not act as a broker, financial institution, or creditor. We facilitate transactions between the buyer and seller in the auction/sale process but we are not a party to any agreement between the buyer and seller or between any users.

We receive revenue from the NFT marketplace in two ways. First, for some clients HUMBL provides design services to help artists, athletes and entertainers create NFTs to be sold to their fans. In these circumstances HUMBL typically receives a flat fee for providing such services that is paid out of the sales price of the NFT. The size of the fee depends on the scope and complexity of the design services provided. Second, HUMBL receives a transaction fee each time an NFT sells on the NFT marketplace.

The NFT marketplace allows creators to mint NFTs using their own intellectual property and list those NFTs for sale (primary sales) on the marketplace. The NFT marketplace also allows for NFTs to be resold (secondary sales) on the platform, but currently only NFTs that were originally minted on the Company’s NFT Marketplace or are otherwise approved by the Company may be listed for secondary sales on the Marketplace. The Company does not otherwise support or influence the market for the resale of NFTs sold on its platform. Other than requiring creators to attest they own the IP used to create their NFTs and monitoring for obvious copyright violations, the Company does not enforce any rights related to the primary or secondary sales of NFTs. Payment transactions for the purchase and sale of NFTs are made through the use of smart contracts on the Ethereum blockchain.

The Company does not handle separate, off-chain payments for NFTs. Tracking and payment of resale royalty fees are accomplished automatically through the use of smart contracts. The Company is not responsible for distributing or managing resale royalty fees.

In September of 2021, HUMBL launched HUMBL Tickets, initially focused on the offering of secondary (resale) tickets to thousands of live events across North America. The inventory listings and ticket fulfillment are provided by Ticket Evolution and HUMBL earns a commission for each sale. In addition to its subsidiary Tickeri, the Company will continue to work with clients to merge the realms of NFTs, event tickets and blockchain authentication.

HUMBL Financial

HUMBL Financial was developed to package step-function technologies such as blockchain into “several clicks” for the customer.

In 2021, HUMBL Financial created BLOCK ETX products to simplify digital asset investing for customers and institutions seeking exposure to a new, 24/7 digital asset class. We have launched this product in 100 countries outside the United States. HUMBL Financial has developed proprietary, multi-factor blockchain indexes, trading algorithms and financial services for the new digital asset trading markets to accommodate index, active and thematic investment strategies. BLOCK ETXs are completely non-custodial, algorithmically driven software services that allow customers to purchase and hold digital assets in pre-set allocations through their own digital asset exchange accounts. BLOCK ETXs are compatible for United States customers who have accounts with Coinbase Pro, Bittrex US or Binance US and for non-US customers who have accounts with Bittrex Global. BLOCK ETXs were served first on the desktop and web version of the HUMBL platform, with the goal of future applications inside the HUMBL mobile application. HUMBL Financial is open to the licensing of the BLOCK ETXs to institutions and exchanges. HUMBL Financial also plans to offer trusted, third-party financial services in areas such as payments, investments, credit card services and lending across the HUMBL platform over time.

In February 2022, the Company elected to suspend offering the BLOCK ETX products pending further legal analysis regarding how to offer the BLOCK ETXs in a fully compliant manner with the evolving laws and regulatory treatment of such novel products. The Company will continue to monitor the regulatory environment with respect to these products. In accordance with ASC 205-20-50-1(a), the timing of the disposal was February 28, 2022. The Company met the criteria for the BLOCK ETX operations to be classified as held for sale at that time.

HUMBL Blockchain Services

HUMBL Blockchain Services (“HBS”) was formed as part of the Company’s asset acquisition of BizSecure on February 12, 2022. Recognizing the opportunities for governments and commercial enterprises to incorporate Blockchain and Distributed Ledger Technologies (“DLT”), HBS is focused on working with clients to identify problems and develop solutions that build upon the various capabilities the Company has and continues to develop.

Our solutions enable municipalities, government agencies, and other commercial entities the ability to offer mobile IDs and other credential verification services to their constituents. We continue to make significant investments to leverage our existing technologies and further expand both our DLT capabilities and are always exploring strategic alternatives intended to optimize the value of our Company.

Going Concern

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

We have incurred an increased working capital deficit and accumulated deficit as of March 31, 2022 as we continued to ramp up operations significantly in this period and incurred new debt mostly offset by exchanging some debt into shares of common stock to assist in supporting our operations.

As of June 30, 2022, we had $1,985,437 in cash and restricted cash. Between the growth in revenues and profitability from our subsidiaries as well as through sales of merchandise, HUMBL Tickets and NFTs in the HUMBL Marketplace, we continue to fund the development of the HUMBL Wallet. In February 2022 we entered into an purchase agreement with BizSecure that coincided with the commencement of HUMBL Blockchain Services. With this acquisition of BizSecure and Ixaya in March 2022, we are growing our operations in the LatAm region of the world and expect to be able to offer our array of core products to governmental agencies as well as the private sector not in the United States, but throughout the world. We have generated a majority of our proceeds from the issuance of debt and through the exercise of warrants.

We had a working capital deficit of $27,690,796 and $20,965,419 as of June 30, 2022 and December 31, 2021, respectively. The majority of our current liabilities is in the form of related party notes for the acquisitions of Tickeri and Monster. The decrease in working capital is the direct result of these notes as well as the debt incurred related to the cash necessary to continue the development of our mobile wallet. The Company believes it has adequate capital resources to meet its cash requirements during the next 12 months as they continue to grow and develop suitable sources of capital. A majority of the Company’s operating expenses in 2022 (52%) were the result of non-cash charges such as impairment of goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $1,250,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company has received $2,000,000 in additional warrant exercises and $6,500,000 in related party debt proceeds in 2022, however, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

We expect that the revenue generating operations of the Company will continue to improve the liquidity of the Company moving forward. However, going forward, the effect of the pandemic on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. The challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

The Company plans to raise additional capital through the exercising of their warrants as well as through future debt and equity financings to carry out its business plan. Obtaining additional financing and the successful development of the Company’s segments including their new Blockchain Services group, ultimately, to profitable operations, are necessary for the Company to continue operations.

Impact of COVID-19

The COVID-19 pandemic previously had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets.

Our ability to access the capital markets and maintain existing operations is unknown during the COVID-19 pandemic. Any such limitation on available financing and how we conduct business with our customers and vendors would adversely affect our business.

Because the federal government and some state and local authorities are reacting to the many variants of COVID-19, it is creating uncertainty on whether these actions could disrupt the operation of the Company’s business and have an adverse effect on the Company. The extent to which the COVID-19 outbreak may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission” or the “SEC”). It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

As the acquisition of HUMBL resulted in the owners of HUMBL gaining control over the combined entity after the transaction, and the shareholders of Tesoro Enterprises, Inc. continuing only as passive investors, the transaction was not considered a business combination under the ASC. Instead, this transaction was considered to be a capital transaction of the legal acquiree (HUMBL) and was equivalent to the issuance of shares by HUMBL for the net monetary assets of Tesoro Enterprises, Inc. accompanied by a recapitalization. As a result, all historical balances are those of HUMBL as they are the accounting acquirer.

Under generally accepted accounting principles of the United States, any excess of the fair value of the shares issued by HUMBL over the value of the net monetary assets of Tesoro Enterprises, Inc. is recognized as a reduction of equity. There was no excess of fair value in this transaction.

Principles of Consolidation

The consolidated financial statements include the accounts of HUMBL, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. HUMBL, Inc. holds 100% of Tickeri, Monster and Ixaya. The Company formed additional subsidiaries that are inactive and have no activity for future use.

The Company applies the guidance of Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

For Tickeri, Monster, BizSecure and Ixaya, the Company accounted for these acquisitions as business combinations and the difference between the consideration paid and the net assets was applied to goodwill as there were no identifiable intangible assets acquired.

Reclassification

The Company has reclassified certain amounts in the 2021 financial statements to comply with the 2022 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the six months ended June 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for permanent and temporary differences related to income taxes, liabilities to accrue, estimates of the fair value of goodwill and determination of the fair value of stock awards. Actual results could differ from those estimates.

Cash and Restricted Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of June 30, 2022 and December 31, 2021, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

In 2022, the Company established a service to their HUMBL Pay app users. The service enables HUMBL Pay app users the ability through a Company maintained digital asset wallet with Wyre (“Wyre”) to purchase digital assets (cryptocurrency). As it can take 5 to 8 business days to physically settle funds in the Wyre wallet, there may be delays in digital assets being received by customers and the delivery of BLOCKS in a BitGo wallet (“BitGo”). BitGo is a third-party custodian service that provides the custody for the customers’ BLOCKS. These timing differences occur, and as of June 30, 2022, the BitGo account has been settled and no unfunded liabilities exist.

The BitGo account is not the Company’s account; however represents the pool of all BLOCKS held by and allocated to HUMBL Pay users accounts. The users may choose to transfer the purchased BLOCKS to their individual wallets outside of HUMBL.

Safeguarding Obligation

Assets related to user cryptocurrencies safeguarding obligation and the user cryptocurrencies safeguarding obligation represents the Company’s obligation to safeguard customers’ crypto assets in digital wallets on the Company’s platform. The Company safeguards these assets for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes the users cryptocurrencies liabilities and corresponding assets related to the users cryptocurrencies, on initial recognition and at each reporting date, at fair value of the crypto assets. Any loss, theft, or misuse would impact the measurement of users crypto assets.

The majority of the cryptocurrency obligation is comprised of Bitcoin, Ethereum and BLOCKS.

Fixed Assets and Long-Lived Assets

ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.

The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Fixed assets and intangible assets with finite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets with infinite lives, such as digital currency are valued at costs and reviewed for indicators of impairment at least annually, or more depending on circumstances.

The Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1. Significant underperformance relative to expected historical or projected future operating results;

2. Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3. Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Revenue Recognition

The Company accounts for a contract with a customer that is within the scope of this Topic only when the five steps of revenue recognition under ASC 606 are met.

The five core principles will be evaluated for each service provided by the Company and is further supported by applicable guidance in ASC 606 to support the Company’s recognition of revenue.

The Company accounts for revenues based on the verticals in which they were earned. The four principal verticals in which the Company operates today are HUMBL Mobile Wallet, HUMBL Marketplace, HUMBL Financial and HUMBL Blockchain Services.

HUMBL Mobile Wallet (formerly HUMBL Pay)

The Company is anticipated to earn transaction revenues primarily from fees charged to merchants and consumers on a transaction basis through the Company’s mobile application. These fees may have a fixed and/or variable component. The variable component is generally a percentage of the value of the payment amount and is known at the time the transaction is processed. For a portion of our transactions, the variable component of the fee is eligible for reimbursement when the underlying transaction is approved for a refund. The Company may estimate the amount of fee refunds that will be processed each quarter and record a provision against the net revenues. The volume of activity processed on the platform, which results in transaction revenue, is referred to as Total Payment Volume (“TPV”).

The Company will earn additional fees on transactions where currency conversion is performed, when cross-border transactions are enabled (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for customers from their HUMBL account to their debit card or bank account, and other miscellaneous fees. The Company will rely on third party partners to perform all money transmission services.

The Company may earn revenues from other value-added services, which are comprised primarily of revenue earned through partnerships, referral fees, subscription fees, gateway fees, ticketing, peer-to-peer payments and other services that will be provided to merchants and consumers. These contracts typically have one performance obligation which is provided and recognized over the term of the contract.

The transaction price is generally fixed and known at the end of each reporting period; however, for some agreements, it may be necessary to estimate the transaction price using the expected value method. The Company is expected to record revenue earned in revenues from other value-added services on a net basis when they are considered the agent with respect to processing transactions.

HUMBL Marketplace

The Company recognizes revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which is expected to be entitled in exchange for those goods or services. Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities.

Net transaction revenues

The net transaction revenues will primarily include final value fees, feature fees, including fees to promote listings, and listing fees from sellers in our Marketplace. The net transaction revenues will also include store subscription and other fees often from large enterprise sellers. The net transaction revenues are reduced by incentives provided to customers.

The Company has identified one performance obligation to sellers on the Marketplace platform, which is to connect buyers and sellers on the secure and trusted Marketplace platforms. Final value fees are recognized when an item is sold on a Marketplace platform, satisfying this performance obligation. There may be additional services available to Marketplace sellers, mainly to promote or feature listings, that are not distinct within the context of the contract.

Accordingly, fees for these additional services are recognized when the single performance obligation is satisfied. Promoted listing fees are recognized when the item is sold and feature and listing fees are recognized when an item is sold, or when the contract expires.

Further, to drive traffic to the platform, the Company will provide incentives to buyers and sellers in various forms including discounts on fees, discounts on items sold, coupons and rewards. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue at the later of when revenue is recognized or when the incentive is paid or promise to be paid. Promotions and incentives to most buyers on our Marketplace platforms, to whom there is no performance obligation, are recognized as sales and marketing expense. In addition, there may be credits provided to customers when certain fees are refunded. Credits are accounted for as variable consideration at contract inception when estimating the amount of revenue to be recognized when a performance obligation is satisfied to the extent that it is probable that a significant reversal of revenue will not occur and updated as additional information becomes available.

Ticketing Revenues

The Company with the acquisition of Tickeri and launch of HUMBL Tickets recognizes revenues from their ticketing services primarily from service fees, commissions and payment processing fees charged at the time a ticket for an event is sold. We also derive revenues from providing certain creators with account management services and customer support. Our customers are primarily event creators who use our platform to sell tickets to attendees. Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we receive in exchange for those goods or services. We allocate the transaction price by estimating a standalone selling price for each performance obligation using a cost plus a margin approach. For service fees and payment processing fees, revenue is recognized when the ticket is sold. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event.

We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk, and have the latitude in establishing pricing and selecting suppliers, among other factors.

We determined the event creator is the party responsible for fulfilling the promise to the attendee, as the creator is responsible for providing the event for which a ticket is sold, determines the price of the ticket and is responsible for providing a refund if the event is canceled. Our service is to provide a platform for the creator and event attendee to transact and our performance obligation is to facilitate and process that transaction and issue the ticket. The amount that we earn for our services is fixed. For the payment processing service, we determined that we are the principal in providing the service as we responsible for fulfilling the promise to process the payment and we have discretion and latitude in establishing the price of our service. Based on our assessment, we record revenue on a net basis related to our ticketing service and on a gross basis related to our payment processing service. As a result, costs incurred for processing the transactions are included in cost of net revenues in the consolidated statements of operations.

Revenue is presented net of indirect taxes, value-added taxes, creator royalties and reserves for customer refunds, payment chargebacks and estimated uncollectible amounts. If an event is cancelled by a creator, then any obligations to provide refunds to event attendees are the responsibility of that creator.

If a creator is unwilling or unable to fulfill their refund obligations, we may, at our discretion, provide attendee refunds. Revenue is also presented net of the amortization of creator signing fees when applicable. The benefit we receive by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creator and accordingly these fees are recorded as a reduction of revenue in the consolidated statements of operations.

In June 2021, the Company purchased some equipment and furniture as well as a commercial property in the form of a suite at a luxury hotel. The Company is the owner of this suite and entered into a long-term rental agreement with the hotel to manage the property. The Company has use of the suite for 28 calendar days a year and will receive their proportionate income for the other days the suite is being used. The Company recognizes rental revenue for the days in the month the suite is being rented in that month.

Marketing services and other revenues

Marketing services and other revenues are derived principally from the sale of advertisements, classifieds fees, and revenue sharing arrangements. Advertising revenue is derived principally from the sale of online advertisements which are based on “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our platforms) or “clicks” (which are generated each time users on our platforms click through our advertisements to an advertiser’s designated website) delivered to advertisers.

The Company uses the output method and apply the practical expedient to recognize advertising revenue in the amount to which they have a right to invoice. For contracts with target advertising commitments with rebates, estimated payout is accounted for as a variable consideration to the extent it is probable that a significant reversal of revenue will not occur.

HUMBL Financial

Revenue was recognized upon transfer of control of services to customers in an amount to which the Company expects to be entitled in exchange for those services. Service subscription revenue is recognized for the month in which services are provided. If a customer pays for an annual subscription, revenue is allocated over the months in the subscription and recognized for each month of the service provided.

In February 2022, the Company elected to suspend offering the BLOCK ETX products pending further legal analysis regarding how to offer the BLOCK ETXs in a fully compliant manner with the evolving laws and regulatory treatment of such novel products. The Company will continue to monitor the regulatory environment with respect to these products. In accordance with ASC 205-20-50-1(a), the timing of the disposal was February 28, 2022.

HUMBL Blockchain Services

The Company disaggregates revenue from contracts with customers into product revenues and services revenues.

Product revenue related contracts with customers begin upon contract inception when a purchase order for a specific customer order of a product to be delivered in the near term. These purchase orders are short-term in nature. Product revenue is recognized at a point in time upon shipment or upon customer receipt of the product, depending on shipping terms. The Company determined that this method best represents the transfer of goods as transfer of control typically occurs upon shipment or upon customer receipt of the product.

Service revenues primarily consist of revenues derived from maintenance support and the use of the Company’s service platforms and application programming interface (“APIs”) on a subscription basis. The Company generates this revenue from fees for maintenance and support, monthly active user fees, SaaS fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

The Company accounts for individual goods and services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the products and/or services, the solution provided and the structure of the sales contract. In SaaS agreements, the Company provides a service to the customer that combines the software functionality, maintenance and hosting into a single performance obligation. In product-related contracts, a purchase order may cover different products, each constituting a separate performance obligation.

Accounts Receivable and Concentration of Credit Risk

An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable. As of June 30, 2022 and December 31, 2021, there was no allowance necessary.

Income Taxes

Income taxes are accounted under the asset and liability method. The current charge for income tax expense is calculated in accordance with the relevant tax regulations applicable to the entities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Differences between statutory tax rates and effective tax rates relate to permanent tax differences.

Uncertain Tax Positions

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Share-Based Compensation

The Company follows ASC 718 Compensation – Stock Compensation and has adopted ASU 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. Share-based compensation expense for all awards granted is based on the grant-date fair values. The Company policy is to recognize these compensation costs, on a pro rata basis over the requisite service period of each vesting tranche of each award for service-based grants, and as the criteria is achieved for performance-based grants, when such grants are made. For stock options and warrants, the Company uses the Black-Scholes model to estimate the value of those grants. The Company has not had any forfeitures of these grants, and these estimates of value will include a percentage of forfeitures when that percentage is able to be estimated.

The Company adopted ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Cash paid when shares are directly withheld for tax withholding purposes will be classified as a financing activity in the statement of cash flows.

Fair Value of Financial Instruments

ASC 825 Financial Instruments requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments: The carrying amount of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities, and amounts payable to related parties, approximate fair value because of the short-term maturity of those instruments. The Company does not utilize derivative instruments.

Leases

The Company follows ASC 842 Leases in accounting for leased properties, when they exceed a one-year term. When the Company enters into leases with a term in excess of one year, they will recognize a lease liability and right of use asset in accordance with the provisions of ASC 842.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants.

Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations.

Currency Translation

Ixaya’s functional currency is the Mexican Peso and its reporting currency is the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of revenue and expense transactions. Monetary assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). Non-monetary assets and liabilities are recorded in the reporting currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including convertible notes and warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

The Company generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is remeasured at the end of each reporting period.

Digital Assets

Digital assets, including non-fungible tokens and cryptocurrencies, are included in the consolidated balance sheets. We have ownership of and control over our digital assets and may use third party custodial services to secure them. Digital assets are initially recorded at cost and are subsequently remeasured at cost, net of any impairment losses on our consolidated balance sheets. We assign costs to digital asset transactions on a first-in, first-out basis. Gains or losses are not recorded until realized upon sale(s).

We determine the fair value of our digital assets on a nonrecurring basis, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform a quarterly, or more frequent review to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges on any day during the quarter, indicate that it is more likely than not that our digital assets are impaired.

The cost basis of digital assets will not be adjusted upward for subsequent increases in fair value. Such impairment in the value of digital assets is recorded as a component of other operating expenses in our consolidated statements of operations. We recorded an impairment loss of approximately $1,211,882 related to digital assets during the six months ended June 30, 2022, of which $258,217 relates to the NFT we purchased.

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

Segment Reporting

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

For 2021, the Company established three distinct operating segments: HUMBL Marketplace; HUMBL Pay; and HUMBL Financial. Most of the operations for the year ended December 31, 2021 were conducted in North America. Commencing January 1, 2022, the Company simplified their business model to segment their business into two distinct divisions: Consumer and Commercial. The 2021 segments were all considered part of the consumer division.

All of the Company’s sales are from North America, therefore the Company has determined that segment reporting by geographic location was not necessary. In the future, the Company will continue to monitor their activity by region to determine if it is feasible to report segment information by location.

Recent Accounting Pronouncements

In August, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas.

The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe that this new guidance will have a material impact on its financial statements.

On March 31, 2022, the SEC added Staff Accounting Bulletin (“SAB”) No. 121 (“SAB 121”) into Section FF to Topic 5. The interpretations in this SAB express views of the staff regarding the accounting for entities that have obligations to safeguard crypto-assets held for their platform users. In connection with these services, these entities and/or their agents may safeguard the platform users’ crypto-assets and also maintain the cryptographic key information necessary to access the crypto-asset. The obligations associated with these arrangements involve unique risks and uncertainties not present in arrangements to safeguard assets that are not crypto-assets, including technological, legal, and regulatory risks and uncertainties.

These risks can have a significant impact on the entity’s operations and financial condition. The staff believes that the recognition, measurement, and disclosure guidance in this SAB will enhance the information received by investors and other uses of financial statements about these risks, thereby assisting them in making investment and other capital allocation decisions.

This guidance should be applied no later than the financial statements covering the first interim or annual report ending after June 15, 2022, with retroactive application as of the beginning of the fiscal year to which the interim or annual period relates. Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform of $1,572,898. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3: DISCONTINUED OPERATIONS

BLOCK ETX

Effective February 28, 2022, the Company elected to suspend offering the BLOCK ETX products pending further legal analysis regarding how to offer the BLOCK ETXs in a fully compliant manner with the evolving laws and regulatory treatment of such novel products. The Company will continue to monitor the regulatory environment with respect to these products. Per ASC 205-20-50-1(a), the timing of the disposal was February 28, 2022. The Company met the criteria for the BLOCK ETX operations to be classified as held for sale at that time.

All subscription revenues recognized in January and February 2022, were refunded to the subscribers. The only amounts reflected as discontinued operations in 2022 relate to the direct expenses attributable to the BLOCK ETX product line that include direct payroll and direct subcontractor costs. These amounts are reflected in the loss for discontinued operations as noted in the chart below.

2022
Revenue	$-
Cost of revenue	-
Gross (loss)	-
Operating expenses	7,945
Loss from discontinued operations	$(7,945)

The Company paid the refunds to the subscribers in the three months ended March 31, 2022, and had no expenses related to the BLOCK ETX product line in the three months ended June 30, 2022.

The Company commenced operations of the BLOCK ETX products in March 2021. The Company has reclassified the statement of operations for the six months ended June 30, 2021 to reflect the subscription revenue and the direct expenses attributable to the BLOCK ETX product line that included direct payroll and direct subcontractor costs. These amounts are reflected in the loss for discontinued operations as noted in the chart below.

2021
Revenue	$104,366
Cost of revenue	-
Gross profit	104,366
Operating and non-operating expenses	(385,620)
Loss from discontinued operations	$(281,254)

In addition, effective June 30, 2022, the Company determined to sell their non-residential property, and listed this property for sale in July 2022. This represented a strategic shift for future operations and the Company as a result reclassified the net value on this property of $328,222 as a non-current asset held for sale in accordance with ASC 205-20-45-1E.

NOTE 4: BUSINESS COMBINATIONS

Tickeri

On June 3, 2021, the Company acquired the assets and liabilities of Tickeri noted below in in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Cash	$127,377
Accounts receivables	23,587
Goodwill	20,086,664
Accounts payable and accrued expenses	(87,071)
SBA EIDL	(150,000)
PPP loan	(557)
$20,000,000

The consideration paid for the acquisition of Tickeri was as follows:

Common stock	$10,000,000
Notes payable	10,000,000
Total consideration	$20,000,000

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of June 3, 2021. There were no changes to the inputs in the one year that passed since Tickeri was acquired.

The Company has up to one-year from the date of acquisition to adjust any of the acquired assets and liabilities for information obtained during this measurement period. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets or liabilities as of the acquisition date or a re-allocation of assets and liabilities is necessary, the Company will adjust these figures. The Company has performed an analysis on the purchase price allocation and has determined that there are no adjustments to be made from the original allocation.

The goodwill is not expected to be deductible for tax purposes.

Monster

On June 30, 2021, the Company acquired the assets and liabilities of Monster noted below in in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Cash	$3,017
Accounts receivables	379,012
Goodwill	8,648,104
Due to seller	(379,012)
Accounts payable and accrued expenses	(98,754)
Notes payable – related parties	(486,250)
PPP loan	(66,117)
$8,000,000

The consideration paid for the acquisition of Monster was as follows:

Convertible notes payable	$7,500,000
Non-convertible notes payable	500,000
Total consideration	$8,000,000

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of June 30, 2021. There were no changes to the inputs in the one year that passed since Monster was acquired.

The Company has up to one-year from the date of acquisition to adjust any of the acquired assets and liabilities for information obtained during this measurement period. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets or liabilities as of the acquisition date or a re-allocation of assets and liabilities is necessary, the Company will adjust these figures. The Company has performed an analysis on the purchase price allocation and has determined that there are no adjustments to be made from the original allocation.

The goodwill is not expected to be deductible for tax purposes.

BizSecure

On February 12, 2022, the Company entered into an asset purchase agreement with BizSecure, Inc. (“BizSecure”). The Company determined this was an acquisition of a business pursuant to the guidance provided in both ASC 805 and Rule 11-01(d) of Regulation S-X. BizSecure is not considered a significant subsidiary under Regulation S-X Rule 1-02(w). The Company acquired a customer relationship with the US Air Force and BizSecure’s Mobile ID technology. The Company entered into employment agreements with two BizSecure employees as part of the agreement to help integrate the Mobile ID technology into the Company’s larger suite of products and help operate the blockchain services division. The assets acquired from BizSecure represented the majority of the operations of the entity and BizSecure post-acquisition has only conducted nominal operations and has no employees. The Company issued to BizSecure 13,200,000 common shares and 26,800,000 restricted stock units that vest quarterly commencing April 1, 2022 for a period of two years. The shares and restricted stock units have a value of $6,756,000. The Company has included the value of $4,526,520 which represents the value of the restricted stock units in contingent consideration pursuant to ASC 805-10-55-25. Management considered several factors when making the determination to treat the RSUs as contingent consideration and not post-combination compensation, including, but not limited to, the following: (a) the RSUs are not automatically forfeited upon termination of the two key employees as those RSUs would vest if the employees were terminated without cause or if the employees resigned with good reasons; (b) all selling shareholders of BizSecure receive the same pro rata compensation; (c) the BizSecure shareholders hired by the Company receive compensation commensurate with other employees in the Company at the same level; (d) there are no adjustments to the RSUs based on earnings and thus there is no profit-sharing component to the RSUs; and (e) the parties desired for the compensation to be paid over time and not all up front. Therefore, the Company determined that the restricted stock units should be treated as contingent consideration.

Customer relationships	$275,000
Intellectual property - software	2,500,000
Goodwill	3,981,000
$6,756,000

The consideration paid for the acquisition of assets of BizSecure was as follows:

Common stock	$2,229,480
Contingent consideration (RSUs)	4,526,520
Total consideration	$6,756,000

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of February 12, 2022.

The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) the finalization of the valuations and useful lives for the intangible assets acquired; and (iii) finalization of the fair value of non-cash consideration.

The Company has up to one-year from the date of acquisition to adjust any of the acquired assets and liabilities for information obtained during this measurement period. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets or liabilities as of the acquisition date or a re-allocation of assets and liabilities is necessary, the Company will adjust these figures.

The goodwill is not expected to be deductible for tax purposes.

Ixaya

On March 3, 2022, the Company acquired the assets and liabilities of Ixaya noted below in in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Cash	$1,325
Accounts receivables	24,446
Goodwill	1,008,642
Intellectual property - software	650,000
Accounts payable and accrued expenses	(10,700)
Payable – officer	(9,834)
Note payable - bank	(13,879)
$1,650,000

The consideration paid for the acquisition of Ixaya was as follows:

Cash	$150,000
Common stock	1,500,000
Total consideration	$1,650,000

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of March 3, 2022. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) the finalization of the valuations and useful lives for the intangible assets acquired; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

The Company has up to one-year from the date of acquisition to adjust any of the acquired assets and liabilities for information obtained during this measurement period. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets or liabilities as of the acquisition date or a re-allocation of assets and liabilities is necessary, the Company will adjust these figures. The Company has performed an analysis on the purchase price allocation and has determined that there are no adjustments to be made from the original allocation. During the three months ended March 31, 2022, the Company impaired $1,008,642 of the goodwill.

The goodwill was not expected to be deductible for tax purposes.

The following table shows the unaudited pro-forma results for the three months ended March 31, 2022 and 2021, as if the acquisitions had occurred on January 1, 2021. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Tickeri, Monster, BizSecure, Ixaya and the Company for 2021, and BizSecure, Ixaya and the Company for 2022.

Six Months Ended June 30, 2021
(Unaudited)
Revenues	$986,142
Net loss	$(23,402,883)
Net loss per share	$(0.02)

Six Months Ended June 30, 2022
(Unaudited)
Revenues	$2,302,495
Net loss	$(20,437,405)
Net loss per share	$(0.02)

NOTE 5: REVENUE

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Revenue:
Services - Production	$1,558,512	$-
Services - Ixaya	55,893	-
Merchandise	7,717	189,282
Tickets	628,358	88,568
NFTs	1,410	-
Rental income	8,509	-
Other	1,596	-
	$2,261,995	$277,850

There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 6: FIXED ASSETS

As of June 30, 2022 and December 31, 2021, the Company has the following fixed assets:

	2022	2021
Non-residential property – 20 year-life	$-	$345,497
Equipment – 5 year-life	19,344	5,772
Furniture and fixtures – 5 year-life	16,307	16,307
Accumulated depreciation	(6,311)	(11,129)
	$29,340	$356,447

In June 2021, the Company purchased some equipment and furniture as well as a commercial property in the form of a suite at a luxury hotel. The Company is the owner of this suite and entered into a long-term rental agreement with the hotel to manage the property. The Company has use of the suite for 28 calendar days a year and will receive their proportionate income for the other days the suite is being used. The suite with a net value of $328,222 was reclassified to a non-current asset held for sale on June 30, 2022.

Depreciation expense for the six months ended June 30, 2022 and 2021 was $12,457 and $0, respectively, as the property was placed into service on July 1, 2021.

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

As of June 30, 2022 and December 31, 2021, the Company has the following intangible assets:

	2022	2021
Intellectual property - software – 5 year-life	$3,150,000	$-
Customer relationship – 5 year-life	275,000	-
Domain names – 15 year-life	275,020	-
Accumulated amortization	(275,414)	-
	$3,424,606	$-

In February 2022, the Company acquired intangible assets from BizSecure valued at $2,775,000, and in March 2022 in the acquisition of Ixaya acquired intangible assets valued at $650,000. There were no intangible assets as of December 31, 2021.

Amortization expense for the six months ended June 30, 2022 was $275,414.

As of June 30, 2022 and December 31, 2021, the Company has recorded goodwill as follows:

	2022	2021
Tickeri	$3,353,392	$3,353,392
Monster Creative	3,177,954	3,177,954
BizSecure	3,981,000	-
Ixaya	-	-
	$10,512,346	$6,531,346

In 2021, the Company evaluated ASC 350-20-50 for the goodwill associated with the two acquisitions. The Company determined that there was impairment of goodwill associated with the Tickeri acquisition of $16,733,272 and impairment of goodwill associated with the Monster Creative transaction of $5,470,150 to be recognized in the year ended December 31, 2021, as reflected in operating expenses under the line item Impairment - goodwill. In accordance with ASC 350-20-50-6 (a through d), the Company determined based on the qualitative factors surrounding the Tickeri and Monster Creative acquisitions, which include the foothold of Tickeri in the Latin population of the United States, the development of the Company’s website, and the fact that the former President of Tickeri became the CTO of HUMBL, as well as the services being provided by Monster Creative in production, and the services for both entities in the COVID pandemic, the fair value of Tickeri and Monster Creative did not equate to the value that was paid for these entities. As a result, we recognized the goodwill at the time of purchase for Tickeri, and re-evaluated the goodwill determination as of December 31, 2021 for both Tickeri and Monster Creative which resulted in additional impairment to be recognized. We determined the value based on the multiple of earnings on similar companies evaluated in the ticketing space and in the production space for Monster Creative. Since both Tickeri and Monster Creative services fall under the HUMBL Marketplace segment in 2021 (now Consumer division), the entire impairment of the goodwill is reflected in that segment. The Company has determined that no further impairment of goodwill for either of these two acquisitions was necessary during the six months ended June 30, 2022.

In 2022, the Company evaluated ASC 350-20-50 for the goodwill associated with the BizSecure and Ixaya acquisitions. The Company determined that there was impairment of goodwill associated with the Ixaya acquisition of $1,008,642 in the three months ended March 31, 2022. We determined the value of Ixaya’s intellectual property based on the multiple of earnings on similar companies evaluated in the blockchain technology space Since Ixaya services fall under the Commercial Division, the impairment of the goodwill for Ixaya is reflected in that division. The Company determined there was no indication of impairment for BizSecure as of June 30, 2022, as the assets purchased have contributed to significant enhancements to the HUMBL Pay app.

NOTE 8: INTANGIBLE ASSETS – DIGITAL ASSETS

In 2021, the Company purchased Ethereum, a digital asset to create NFTs for beta testing to determine whether they would be able to place them onto the HUMBL Marketplace’s NFT Gallery in addition to the NFTs others create that are on the NFT Gallery. The Company purchased $114,650 in digital currency in the year ended December 31, 2021. The Company expensed $133,660 in the digital currency to create NFTs as beta testing for future endeavors and for payment of expenses, received commissions on sales of NFTs of $8,400, reflected $34,570 in impairment of the intangible asset for digital currency, and recognized a gain on sale of digital assets of $47,875.

In 2022, the Company established a service to their HUMBL Pay app users. The “Buy Crypto, Earn Rewards” service enables HUMBL Pay app users the ability through a Company maintained digital asset wallet with Wyre to purchase digital assets (cryptocurrency) and earn rewards. These rewards are not paid by the Company, but by Wyre itself. As it can take 5 to 8 business days to physically settle funds in the Wyre wallet, there may be delays in digital assets being received by customers and the delivery of BLOCKS to BitGo. BitGo is a third-party custodian service that provides the custody for the customers’ BLOCKS. These timing differences occur, and as of June 30, 2022, the BitGo account has been settled and no unfunded liabilities exist.The BitGo account is not the Company’s account; however, represents the pool of all BLOCKS held by and allocated to HUMBL Pay users accounts. The users may choose to transfer the purchased BLOCKS to their individual wallets outside of HUMBL.

In March 2022, the Company purchased an NFT for $406,046. The Company has evaluated the fair value of this NFT as of June 30, 2022 and has determined that there impairment of $258,217 was necessary as the value of similar priced NFTs have declined as of June 30, 2022. The value of the NFT as of June 30, 2022 is $147,823. The NFT will not be amortized as it is considered a non-statutory based digital asset. The NFT is considered a non-current asset while the other digital assets held by the Company are considered current assets. On May 3, 2022, the Company’s CEO contributed capital to pay for this NFT.

In the six months ended June 30, 2022, the Company purchased $983,890 in digital currency expensed $131,489 in the digital currency for future endeavors and for payment of expenses, received commissions on sales of NFTs of $1,410, reflected $953,665 in impairment of the intangible asset for digital currency, and recognized a gain on sale of digital assets of $95,794. The Company’s CEO contributed $500,000 worth of BLOCKS to the Company that is included in the digital assets owned by HUMBL.

The value of the digital assets as of June 30, 2022 and December 31, 2021 is $646,458 (of which the value of the non-fungible token of $147,823 is considered a non-current asset) and $2,695, respectively.

The following table presents additional information about the Company’s digital asset holdings during the period ended June 30, 2022:

Digital Assets Owned By HUMBL:

Six Months Ended June 30, 2022	ETH	BLOCKS	BTC	WETH	DAI	USDC	Total
Balance – January 1, 2022	$2,664	$-	$28	$-	$-	$3	$2,695
Contribution by CEO	-	500,000	-	-	-	-	500,000
Purchases of digital assets	983,890	-	-	-	-	-	983,890
Purchases of digital assets by customers in the HUMBL Pay App	-	-	-	-	-	1,760,647	1,760,647
Purchases of BLOCKS for HUMBL Pay users and NFT purchase	(521,758)	-	-	(23,590)	(14,094)	(1,201,205)	(1,760,647)
Transfers	343,842	164,323	5,191	20,192	14,852	(548,400)	-
NFT commissions	1,410	-	-	-	-	-	1,410
Contract labor	-	(16,655)	-	-	-	-	(16,655)
Exchange fees	(105)	-	-	-	-	-	(105)
Advertising expenses	(95,460)	-	(4,719)	-	-	(4,900)	(105,079)
Conferences	(9,650)	-	-	-	-	-	(9,650)
Impairment – digital assets	(791,160)	(158,502)	(327)	(1,972)	(770)	(934)	(953,665)
Gain (loss) on disposal of digital assets	86,437	3,947	28	5,370	12	-	95,794
Balance – June 30, 2022	$110	$493,113	$201	$-	$-	$5,211	$498,635
Digital Assets held at June 30, 2022	0.108800938	127,419,343	0.01134288	-	0,4233	5211.281239	-

Digital Assets Owned By HUMBL Pay Users (SAB 121 disclosure):

Under SAB 121, companies are required to present the asset and liability at fair value for any crypto-assets and obligations to safeguard crypto-assets. The Company earns no revenue from providing this service to their customers. It is simply an added benefit that HUMBL Pay customers receive for using the app. The “Buy Crypto, Earn Rewards” service enables HUMBL Pay app users the ability through a Company maintained digital asset wallet with Wyre to purchase digital assets (cryptocurrency) and earn rewards. These rewards are not paid by the Company, but by Wyre itself. As it can take 5 to 8 business days to physically settle funds in Wyre, there may be delays in digital assets being received by customers and the delivery of BLOCKS to a BitGo. BitGo is a third-party custodian service that provides the custody for the customers’ BLOCKS These timing differences occur, and as of June 30, 2022, the BitGo account has been settled and no unfunded liabilities exist.

Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform of $1,572,898. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform.

NOTE 9: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan is due in monthly payments of $7,110 MXN (approximately $350 US$) inclusive of interest and matures in July 2025. As of June 30, 2022, the Company has $13,075 outstanding under the loan. The Company has included $4,240 in current liabilities, and the balance of $8,835 in long-term liabilities.

NOTE 10: NOTES PAYABLE

The Company entered into notes payable as follows as of June 30, 2022 and December 31, 2021. The chart below does not include notes payable that were repaid or converted during 2021:

	2022	2021
Notes payable ($250,000 each), at 2% interest, maturing July 30, 2022; payments due at maturity (see Note 19, “Subsequent Events”)	$500,000	$500,000

EIDL loan at 3.75% interest, maturing May 18, 2050 (assumed in the acquisition of Tickeri), no payments for 2 years, then monthly payments of $731 per month inclusive of interest	150,000	150,000

Total	650,000	650,000
Less: Current portion	(502,309)	(501,828)
Long-term debt	$147,691	$148,172

Maturities of notes payable for the next five years as of June 30 are as follows:

2023	$502,309
2024	3,548
2025	3,700
2026	3,841
2027	3,988
Thereafter	132,614
$650,000

In the acquisition of Tickeri, the Company assumed a PPP loan and an EIDL loan. The PPP loan was repaid in its entirety in the year ended December 31, 2021. In the acquisition of Monster a $66,117 PPP loan was forgiven in the year ended December 31, 2021 and the forgiveness of this debt is reflected in other income. Interest expense for the six months ended June 30, 2022 and 2021 was $8,014 and $1,588, respectively. Accrued interest at June 30, 2022 was $22,165.

NOTE 11: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable as follows as of June 30, 2022 and December 31, 2021:

	2022	2021
Notes payable ($5,000,000 each), at 5% interest, maturing December 3, 2022 for acquisition of Tickeri (see Note 4) with the two principals of Tickeri, one of which is an officer of the Company as well; payments due at maturity	$10,000,000	$10,000,000

Notes payable ($435,000 and $65,000), at 5% interest, originally maturing April 1, 2022, extended to October 1, 2022 for the acquisition of Monster (see Note 4) with the two principals of Monster; payments due at maturity (increased note balance by $9,000 to the two noteholders for the extension which did not constitute a material modification of a debt instrument)	509,000	500,000

Notes payable ($271,250 and $215,000), at 3% interest, maturing December 31, 2022, with family relatives of the two principals of Monster; payments due at maturity	486,250	486,250

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing February 22, 2025, payment due at maturity	3,000,000	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing March 31, 2025, payment due at maturity	1,500,000	-

Advance – officer – Ixaya, on demand, no interest	12,479	-

Total	15,507,729	10,986,250
Less: Current portion	(11,007,729)	(10,986,250)
Long-term debt	$4,500,000	$-

Maturities of notes payable – related parties as of June 30 is as follows:

2023	$11,007,729
2024	-
2025	4,500,000
$15,505,921

Interest expense for the six months ended June 30, 2022 and 2021 was $324,828 and $36,986, respectively. Accrued interest at June 30, 2022 was $633,614.

NOTE 12: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible promissory notes as follows as of June 30, 2022 and December 31, 2021:

	2022	2021
Convertible note, at 8% interest, maturing December 23, 2022 convertible into common shares at $0.60 per share	$-	$112,500

Convertible note, at 8% interest, maturing December 23, 2022 convertible into common shares at $0.60 per share	-	112,500

Convertible note at 10% interest, maturing July 14, 2022, extended to December 31, 2022 convertible into common shares at $3.15 per share ($300,000 original issue discount)	3,300,000	3,300,000

Convertible note at 8% interest, maturing March 13, 2023 convertible into common shares at $1.00 per share ($7,500 original issue discount)	-	382,500

Convertible note at 8% interest, maturing March 13, 2023 convertible into common shares at $1.00 per share ($8,250 original issue discount)	-	420,750

Convertible note at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share ($20,000 original issue discount)	1,020,000	1,020,000

Convertible note at 8% interest, maturing March 19, 2023 convertible into common shares at $1,00 per share ($9,750 original issue discount)	-	497,250

Convertible note at 8% interest, maturing March 19, 2023 convertible into common shares at $1.00 per share ($1,500 original issue discount)	-	76,500

Convertible note at 8% interest, maturing March 19, 2023 convertible into common shares at $1.00 per share ($3,000 original issue discount)	-	153,000

Convertible note at 8% interest, maturing April 21, 2023 convertible into common shares at $1.00 per share ($7,500 original issue discount)	-	382,500

Convertible note at 8% interest, maturing April 21, 2023 convertible into common shares at $1.00 per share ($7,500 original issue discount)	-	382,500

Convertible note at 8% interest, maturing June 30, 2023 convertible into common shares at $0.90 per share ($3,000 original issue discount)	-	153,000

Convertible note at 8% interest, maturing September 12, 2023 convertible into common shares at $0.60 per share ($6,000 original issue discount)	-	306,000
	4,320,000	7,299,000
Less: Discounts	(17,908)	(1,674,175)
Total	$4,302,092	$5,624,825

On April 14, 2021 we received bridge financing in the form of a loan in the principal amount of $3,300,000 from Brighton Capital Partners, LLC (“Brighton Capital” or “BCP”) for which we issued them a convertible promissory note due 15 months after April 14, 2021 (July 14, 2022). The note bears interest at 10% per annum and is convertible at Brighton Capital’s election at a fixed price of $3.15 per share. The Company recognized a $300,000 original issue discount at inception of this convertible note.

Under the terms of the note, Brighton Capital has a right of redemption commencing on the earlier of an effective date of a Registration Statement and the 12-month anniversary of the note, to cause us to redeem all or any portion of the note in cash or shares of our common stock, at the Company’s election.

Any redemption with shares of our common stock shall be at the “market price” which is defined as 80% of our lowest closing trade price for the 10 consecutive trading days prior to the date on which the market price is measured. The note was to serve as a bridge loan to a $50,000,000 Equity Financing Agreement (“EFA”), which was terminated on October 26, 2021. The Company recognized a beneficial conversion feature on this note in the amount of $3,300,000.

On October 26, 2021, the Company and BCP agreed to terminate the Equity Financing Agreement. The Company agreed to issue shares for the termination of the EFA in the registration statement they file.

On May 13, 2021, the Company issued a convertible promissory note to investors for $382,500 with an original issue discount of $7,500, for a term of twenty-two months maturing March 13, 2023. In addition, the Company issued warrants to the same investors to purchase up to 750,000 warrant shares with the convertible note. The Company recognized a $7,500 original issue discount and $257,531 debt discount at inception of this convertible note. This note was exchanged for shares of common stock along with all accrued interest on March 31, 2022.

On May 13, 2021, the Company issued a convertible promissory note to an investor for $420,750 with an original issue discount of $8,250, for a term of twenty-two months maturing March 13, 2023. In addition, the Company issued a warrant to the same investor to purchase up to 825,000 warrant shares with the convertible note. The Company recognized a $8,250 original issue discount and $283,284 debt discount at inception of this convertible note. This note was exchanged for shares of common stock along with all accrued interest on March 31, 2022.

On May 17, 2021, the Company issued a convertible promissory note to an investor for $1,020,000 with an original issue discount of $20,000, for a term of twenty-two months maturing March 17, 2023. The Company recognized a $20,000 original issue discount at inception of this convertible note.

On May 19, 2021, the Company issued a convertible promissory note to an investor for $497,250 with an original issue discount of $9,750, for a term of twenty-two months maturing March 19, 2023. In addition, the Company issued a warrant to the same investor to purchase up to 975,000 warrant shares with the convertible note. The Company recognized a $9,750 original issue discount and $317,561 debt discount at inception of this convertible note. This note was exchanged for shares of common stock along with all accrued interest on March 31, 2022.

On May 19, 2021, the Company issued a convertible promissory note to an investor for $76,500 with an original issue discount of $1,500, for a term of twenty-two months maturing March 19, 2023. In addition, the Company issued a warrant to the same investor to purchase up to 150,000 warrant shares with the convertible note. The Company recognized a $1,500 original issue discount and $48,855 debt discount at inception of this convertible note. This note was exchanged for shares of common stock along with all accrued interest on March 31, 2022.

On May 19, 2021, the Company issued a convertible promissory note to an investor for $153,000 with an original issue discount of $3,000, for a term of twenty-two months maturing March 19, 2023. In addition, the Company issued a warrant to the same investor to purchase up to 300,000 warrant shares with the convertible note. The Company recognized a $3,000 original issue discount and $97,711 debt discount at inception of this convertible note. This note was exchanged for shares of common stock along with all accrued interest on March 31, 2022.

On June 21, 2021, the Company issued a convertible promissory note to an investor for $382,500 with an original issue discount of $7,500, for a term of twenty-two months maturing April 21, 2023. In addition, the Company issued a warrant to the same investor to purchase up to 750,000 warrant shares with the convertible note. The Company recognized a $7,500 original issue discount and $274,172 debt discount at inception of this convertible note. The Company recognized a BCF discount in the amount of $100,828 on this convertible note that is being amortized over the life of the convertible note. This note was exchanged for shares of common stock along with all accrued interest on March 31, 2022.

On June 21, 2021, the Company issued a convertible promissory note to an investor for $382,500 with an original issue discount of $7,500, for a term of twenty-two months maturing April 21, 2023. In addition, the Company issued a warrant to the same investor to purchase up to 750,000 warrant shares with the convertible note. The Company recognized a $7,500 original issue discount and $274,172 debt discount at inception of this convertible note. The Company recognized a BCF discount in the amount of $100,828 on this convertible note that is being amortized over the life of the convertible note. This note was exchanged for shares of common stock along with all accrued interest on March 31, 2022.

On August 30, 2021, the Company issued a convertible promissory note to an investor for $153,000 with an original issue discount of $3,000, for a term of twenty-two months maturing June 30, 2023. In addition, the Company issued a warrant to the same investor to purchase up to 375,000 warrant shares with the convertible note. The Company recognized a $3,000 original issue discount and $102,486 debt discount at inception of this convertible note. This note was exchanged for shares of common stock along with all accrued interest on March 31, 2022.

On November 12, 2021, the Company issued a convertible promissory note to an investor for $306,000 with an original issue discount of $6,000, for a term of twenty-two months maturing September 12, 2023. In addition, the Company issued a warrant to the same investor to purchase up to 1,000,000 warrant shares with the convertible note. The Company recognized a $6,000 original issue discount and $197,791 debt discount at inception of this convertible note. This note was exchanged for shares of common stock along with all accrued interest on March 31, 2022.

Maturities of convertible promissory notes as of June 30 are as follows (with discount):

2023	$4,320,000

$4,320,000

The Company recognized $0 and $1,754,942 in original issue discounts, debt discounts and BCF discounts on the convertible notes in the six months ended June 30, 2022 and 2021. The Company evaluated the terms of the convertible notes and warrant agreements and determined that there were no terms that would necessitate the recognition of any derivative liabilities. The Company is amortizing the debt discounts over the life of the convertible notes based on the effective interest method.

Interest expense for the six months ended June 30, 2022 and 2021 was $262,872 and $104,766, respectively. Amortization of debt discount, original issue discount and BCF discount was $405,739 and $147,253 for the six months ended June 30, 2022 and 2021, respectively. Accrued interest at June 30, 2022 was $490,269.

On March 31, 2022, the Company entered into exchange agreements with most of their convertible note holders to exchange $2,979,000 of notes payable and $197,804 of accrued interest on those notes into 37,374,170 shares of common stock. The exchange agreements resulted in a $1,250,527 adjustment for the unvested debt discount at the time of the convertible note exchanges to common stock. This amount is reflected in the amortization of debt discounts in other income (expense) in the consolidated statement of operations for the six months ended June 30, 2022. The unamortized debt discount of $1,250,527 represents the loss on these exchange transactions.

NOTE 13: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company entered into convertible promissory notes as follows as of June 30, 2022 and December 31, 2021:

	2022	2021
Convertible note at 5% interest, maturing December 31, 2022 convertible into common shares at $1.20 per share (two notes – one for $6,525,000 and one for $975,000) for the acquisition of Monster Creative, LLC (see Note 4) with the two principals of Monster; payments due at maturity	$7,500,000	$7,500,000
	7,500,000	7,500,000
Less: Current portion	(7,500,000)	(7,500,000)
Total	$-	$-

Maturities of convertible promissory notes – related parties as of June 30 are as follows:

2023	$7,500,000
$7,500,000

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and matures December 31, 2022, convertible into the Company’s common stock at $1.20 per share; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and matures December 31, 2022, convertible into the Company’s common stock at $1.20 per share.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

Interest expense for the six months ended June 30, 2022 and 2021 was $185,959 and $0, respectively, and accrued interest as of June 30, 2022 was $375,000.

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, and 570,000 shares of Series B Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

On October 29, 2021, the Series B Preferred Stock had their authorized shares reduced from 900,000 shares to 570,000 and the 150,000 shares of Series C Preferred Stock were cancelled.

Series A Preferred Stock

Dividends. Shares of Series A Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, on the same terms and conditions as that of holders of common stock, as may be declared by the Board of Directors.

Conversion. There are no conversion rights.

Redemption. Subject to certain conditions set forth in the Series A Certificate of Designation, in the event of a Change of Control (defined in the Series A Certificate of Designation as the time at which as a third party not affiliated with the Company or any holders of the Series A Preferred Stock shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent 50% of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series A Preferred Stock in cash at a price per share of Series A Preferred Stock equal to 100% of the liquidation value.

Voting Rights. Holders of Series A Preferred Stock are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of one thousand (1,000) votes for every share of Series A Preferred Stock held.

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation value of the Series A Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company is insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Preferred Stock shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

The 7,000,000 shares were issued to a former officer of the Company and assigned to the new CEO at the time of the reverse merger of HUMBL.

Series B Preferred Stock

Prior to the amendment of the Certificate of Incorporation on October 29, 2021, the criteria established for the Series B Preferred Stock was as follows:

Dividends. Shares of Series B Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, on the same terms and conditions as that of holders of common stock, as may be declared by the Board of Directors.

Conversion. Each share of Series B Preferred Stock shall be convertible at the option of the holder thereof at any time after December 3, 2021 at the office of the Company or any transfer agent for such stock, into ten thousand (10,000) fully paid and nonassessable shares of common stock subject to adjustment for any stock split or distribution of securities or subdivision of the outstanding shares of common stock.

Redemption. Subject to certain conditions set forth in the Series B Certificate of Designation, in the event of a Change of Control (defined in the Series B Certificate of Designation as the time at which as a third party not affiliated with the Company or any holders of the Series B Preferred Stock shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent 50% of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series B Preferred Stock in cash at a price per share of Series B Preferred Stock equal to 100% of the liquidation value.

Voting Rights. Holders of Series B Preferred Stock are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of ten thousand (10,000) votes for every share of Series B Preferred Stock held.

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the holders of Series B Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation value of the Series B Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company is insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Preferred Stock shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

HUMBL exchanged 100% of their membership interests for 552,029 shares of newly created Series B Preferred Stock. The Series B Preferred shares were issued to the respective members of HUMBL following the approval by FINRA of the one-for-four reverse stock split of the common shares and the increase in the authorized common shares to 7,450,000,000 shares. The FINRA approval for both the increase in the authorized common shares and reverse stock split occurred on February 26, 2021. These shares that were issued in the reverse merger had a value of $39,967.

These shares have a lock-up provision that prevents the holders to convert into common stock for a period of one-year from the date of the merger of December 3, 2020, with the exception of those held by the CEO who has a two-year lock up provision. In addition, officers and directors that received these shares are subject to strict selling limitations, where the number of shares sold within the preceding three months cannot exceed the greater of: (a) 1% of the total outstanding common shares; and (b) the average weekly reported trading volume for the previous four weeks.

On February 26, 2021, the Company issued 493 shares of Series B Preferred Stock for services rendered that were cancelled. On April 15, 2021, the Company revised their issuances and issued with an effective date of March 31, 2021, 2,272 Series B Preferred shares for services rendered. Of the 2,272 shares issued, 528 are vested immediately, 1,219 are vested over one year, and 525 are vested over two years. The vesting period commenced January 1, 2021. All of the Series B Preferred Shares issued have one-year lock up provisions to convert into common stock from the date of the merger of December 3, 2020. For the three months ended March 31, 2022 and year ended December 31, 2021, the Company expensed $4,375 and $401,900 for these Series B Preferred grants.

Between May 3 and May 6, 2021, the Company’s CEO converted 79,625,000 shares of common stock into 7,962 Series B Preferred shares. These shares are subject to a lock-up provision whereby the CEO has agreed not to convert these Series B shares to common for a period of two years.

On July 6, 2021, the CEO of the Company cancelled 9,350 shares of Series B Preferred Stock (93,500,000 if converted into common stock) for no consideration.

On November 19, 2021, the Company paid $215, to redeem 215 Series B Preferred Shares.

In December 2021, there were 7,939 Series B Preferred shares converted into 79,390,000 common shares.

On March 17, 2022, the CEO of the Company cancelled 4,900 shares of Series B Preferred Stock (49,000,000 if converted into common stock) for no consideration.

During the three months ended March 31, 2022, there were 22,064 Series B Preferred shares converted into 220,640,000 common shares.

During the three months ended June 30, 2022, there were 22,451 Series B Preferred shares converted into 224,510,000 common shares.

As of June 30, 2022, the Company has 495,344 shares of Series B Preferred Stock issued and outstanding.

On October 29, 2021, the Company by Board consent approved an amendment to their Certificate of Amendment for the Series B Preferred Stock to (a) reduce the number of authorized shares of Series B Preferred stock to 570,000 and (b) for Series B Preferred shareholders holding greater than 750 shares of Series B Preferred Stock, for the calendar months of December 2021 and January 2022, Series B Preferred shareholders shall not have the right, whether by election, operation of law, or otherwise, to convert into Common Stock shares of Series B Preferred stock constituting more than 5% of the total number of Series B Preferred shares held by them; and for each of the calendar months from February 2022 to May 2023, the percentage that the Series B Preferred shareholder may convert is 3% of the total number of Series B Preferred shares held by them. This action was approved by Series B Shareholder consent.

Common Stock

The Company has 7,450,000,000 shares of common stock, par value $0.00001, authorized. The Company has 1,541,774,389 and 1,023,039,433 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. The Company on February 26, 2021 increased its authorized shares from 5,000,000,000 to 7,450,000,000 shares.

In March 2021 there was an adjustment for 41,156 shares of common stock from the reverse stock split on February 26, 2021.

On April 26, 2021, the Company, issued 437,500 for the acquisition of the Chile country rights. The value of this transaction was $1,000,000 received in cash.

Between May 3 and May 6, 2021, the Company’s CEO converted 79,625,000 shares of common stock into 7,962 Series B Preferred shares. These shares are subject to a lock-up provision whereby the CEO has agreed not to convert these Series B shares to common for a period of two years.

On June 3, 2021, the Company issued 9,345,794 shares of common stock valued at $10,000,000 using the 10-day VWAP price as part of the consideration for Tickeri. These shares were issued to the two principals of Tickeri.

On June 30, 2021, the Company issued 1,000,000 shares of common stock in settlement of a liability.

In December 2021, there were 7,939 Series B Preferred shares converted into 79,390,000 common shares.

During the year ended December 31, 2021, the Company issued 18,272,540 shares of common stock to consultants and advisors for services. These shares were valued at the market price of the Company’s common stock on the respective dates of issuance. These shares will be expensed as stock-based compensation expense through June 30, 2025. In addition, the Company committed to issue an additional 1,318,926 common shares that have a value of $676,408 for services rendered and to be rendered through February 2022. For the year ended December 31, 2021, the Company expensed $6,521,095, and $6,066,881 is yet to be expensed and is reflected as an offset to additional paid in capital as of December 31, 2021.

In the three months ended March 31, 2022, the Company: (a) issued 4,000,000 shares in a settlement; (b) 10,000,000 shares in the exercise of warrants; (c) 13,200,000 shares in the asset purchase of BizSecure (also granted 26,800,000 restricted stock units in this acquisition); (d) 8,962,036 shares in the acquisition of Ixaya; (e) 675,000 shares for services rendered; (f) 37,374,170 shares issued for the exchange of notes payable and accrued interest; and (g) 220,640,000 shares issued in conversion of 22,064 Series B Preferred stock. In addition, the Company cancelled 825,000 shares.

During the three months ended March 31, 2022, the Company expensed $1,440,464 related to shares issued to consultants and advisors for services as noted above, leaving $4,626,417 of stock-based compensation yet to be expensed as of March 31, 2022. The Company has reduced their obligation to issue common stock by 1,120,176 shares and as of March 31, 2022 has an obligation to issue 198,750 shares valued at $26,831. These shares were issued in April 2022.

In the three months ended June 30, 2022, the Company: (a) issued 198,750 shares for services rendered; and (b) issued 224,510,000 shares in conversion of 22,451 Series B Preferred stock.

During the three months ended June 30, 2022, the Company expensed $1,216,115 related to shares issued to consultants and advisors for services as noted above, leaving $3,410,302 of stock-based compensation yet to be expensed as of June 30, 2022. The Company has reduced their obligation to issue common stock by 198,750 shares and as of June 30, 2022 has an obligation to issue 198,750 shares valued at $10,236. These shares were issued in July 2022.

Stock Incentive Plan

On July 21, 2021, the Company established the HUMBL, Inc. 2021 Stock Incentive Plan (the “Plan”) for a total issuance not to exceed 20,000,000 shares of common stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company, and (ii) enabling the Company to attract, retain and reward the best-available persons.

The Plan permits the granting of Stock Options (including incentive stock options qualifying under Code Section 422 and nonqualified stock options), Stock Appreciation Rights, restricted or unrestricted Stock Awards, Restricted Stock Units, Performance Awards, other stock-based awards, or any combination of the foregoing.

Warrants

On December 4, 2020, the Company granted 250,000,000 warrants to two separate holders at a price of $400,000. These warrants have a term of 2 years and are exercisable into shares of common stock at a price of $0.20 per share. In October 2021, 20,000,000 of these warrants have been exercise for $4,000,000.

On December 23, 2020, the Company granted 12,500,000 warrants which were part of a country rights option HUMBL granted. These warrants have a term of 1 year and are exercisable into shares of common stock at a price of $1.00 per share.

On December 23, 2020, the Company entered into two separate convertible note agreements that are convertible into shares of common stock at $0.60 per share. The note holders were each granted 112,500 warrants under the convertible note agreements. These warrants have a term of 2 years and are exercisable into shares of common stock at a price of $1.00 per share.

On May 13, 2021, the Company entered into two separate convertible note agreements that are convertible into shares of common stock at $1.00 per share. The note holders were granted 1,575,000 warrants under the convertible note agreements. These warrants have a term of 2 years and are exercisable into shares of common stock at a price of $1.00 per share. The relative fair value of the warrants of $540,815 was recognized as a debt discount and is being amortized over the life of the convertible notes.

On May 19, 2021, the Company entered into three separate convertible note agreements that are convertible into shares of common stock at $1.00 per share. The note holders were granted 1,425,000 warrants under the convertible note agreements. These warrants have a term of 2 years and are exercisable into shares of common stock at a price of $1.00 per share. The relative fair value of the warrants of $464,127 was recognized as a debt discount and is being amortized over the life of the convertible notes.

On May 21, 2021, the Company entered into a consulting agreement and granted 25,000,000 warrants under this agreement. The warrants have a term of 5 years and expire May 21, 2026. The value of the warrants is $19,132,393 and is being expensed over the 5 year period. The Company expensed $1,913,239 for the six months ended June 30, 2022 and $2,337,341 for the year ended December 31, 2021 for these warrants.

On June 21, 2021, the Company entered into two separate convertible note agreements that are convertible into shares of common stock at $1.00 per share. The note holders were granted 1,500,000 warrants under the convertible note agreements. These warrants have a term of 2 years and are exercisable into shares of common stock at a price of $1.00 per share. The relative fair value of the warrants of $548,344 was recognized as a debt discount and is being amortized over the life of the convertible notes.

On August 30, 2021, the Company entered into a convertible note agreement that is convertible into shares of common stock at $0.90 per share. The note holder was granted 375,000 warrants under the convertible note agreement. These warrants have a term of 2 years. The relative fair value of the warrants of $102,486 was recognized as a debt discount and is being amortized over the life of the convertible notes.

On October 6, 2021, the Company entered into a consulting agreement and granted 6,000,000 warrants under this agreement. The warrants have a term of 4 years and expire September 30, 2025. The warrants vest as follows: 750,000 per quarter for the quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022; 1,000,000 upon release of a fully functional cryptocurrency wallet by December 31, 2021, which criteria was satisfied; and 2,000,000 upon the completion of peer-to-peer in the mobile application by March 31, 2022. The Company has expensed $1,146,998 with respect to these warrants for the year ended December 31, 2021 and $2,293,995 for the six months ended June 30, 2022.

On November 12, 2021, the Company entered into a convertible note agreement that is convertible into shares of common stock at $0.60 per share. The note holder was granted 1,000,000 warrants under the convertible note agreement. These warrants have a term of 2 years. The relative fair value of the warrants of $197,791 was recognized as a debt discount and is being amortized over the life of the convertible notes.

On December 31, 2021, the Company entered into a consulting agreement and granted 1,500,000 warrants under this agreement. The warrants have a term of 2 years and expire December 31, 2023. The warrants vest as follows: 500,000 immediately and 250,000 quarterly through December 31, 2022. The Company has expensed $112,410 with respect to these warrants for the year ended December 31, 2021 and $112,410 for the six months ended June 30, 2022.

On December 31, 2021, the Company entered into a consulting agreement and granted 2,500,000 warrants under this agreement. The warrants have a term of 2 years and expire December 31, 2023. The warrants vest as follows: 750,000 immediately and 150,000 monthly through December 31, 2022. The Company has expensed $168,615 with respect to these warrants for the year ended December 31, 2021 and $202,338 for the six months ended June 30, 2022.

The following represents a summary of the warrants:

	Six Months Ended June 30, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	283,650,000	$0.32627	262,725,000	$0.23875

Granted	-	-	40,925,000	0.82643
Exercised	(10,000,000)	0.20	(20,000,000)	0.20
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	273,650,000	$0.33088	283,650,000	$0.32627
Intrinsic value of warrants	$-		$18,400,000
Weighted Average Remaining Contractual Life (Years)	1.70		2.19

As of June 30, 2022, 261,500,000 warrants are vested.

For the six months ended June 30, 2022 and 2021, the Company incurred stock-based compensation expense of $4,521,982 and $424,101, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of June 30, 2022, there remains unrecognized stock-based compensation expense related to these warrants of $16,022,399 comprising of service-based grants through June 30, 2026.

Options

On October 26, 2021, the Company granted 630,000 stock options to employees. These options have a term of 10 years and are exercisable into shares of common stock at a price of $0.70 per share. As of June 30, 2022, none of the stock options are vested.

On May 26, 2022, the Company granted 8,660,000 stock options to employees. These options have a term of 10 years and are exercisable into shares of common stock at a price of $0.0983 per share. As of June 30, 2022, 1,500,000 of the stock options are vested.

	Six Months Ended June 30, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	630,000	$0.70	-	$-

Granted	8,660,000	0.0983	630,000	0.70
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	9,290,000	$0.1391	630,000	$0.70
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	9.87		9.82

As of June 30, 2022, 1,500,000 options are vested.

For the six months ended June 30, 2022 and 2021, the Company incurred stock-based compensation expense of $245,210 and $0, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Expected term	10	2-10
Expected volatility	120%	182-409%
Expected dividend yield	-	-
Risk-free interest rate	2.74%	0.10-0.58%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commence vesting on April 1, 2022.

	Six Months Ended June 30, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	-	$-

Granted	26,800,000	0.1689	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	(3,350,000)	-	-	-
Ending balance	23,450,000	$0.1689	-	$-

For the six months ended June 30, 2022 and 2021, the Company amortized $565,815 and $0, of the contingent consideration to additional paid in capital, respectively for the RSUs.

NOTE 15: RELATED-PARTY TRANSACTIONS

Since May 13, 2019 when HUMBL was incorporated, they relied on entities that had common ownership to HUMBL for either assistance with payment of bills or for services rendered to assist HUMBL in bringing their products to market. The Company has not relied on these entities since early 2021 for this assistance. The amounts were largely for shared services that have ceased in 2021. The Company had recorded $0 and $15,200 in the six months ended June 30, 2022 and 2021 that were recorded in development costs.

In May 2022, the Company’s CEO contributed $406,040 to pay for the purchase of the NFT that is reflected as a non-current asset on the Company’s consolidated balance sheet, as well as contributed 100 million BLOCKS valued at $500,000.

NOTE 16: COUNTRY RIGHTS OPTION

Tuigamala Group Pty Ltd

On December 23, 2020, the Company and Tuigamala Group Pty Ltd, an Australian corporation (“TGP”), entered into a Securities Purchase Agreement whereby TGP agreed to purchase an option to purchase territory rights to 15 countries in the Oceania region (“Option”). The purchase price for this Option was $5,600,000, payable in two payments. The initial payment was $600,000 and was paid on December 23, 2020. The second payment of $5,000,000 was due on or before March 31, 2021.

In addition to receiving the Option, TGP was granted a warrant to purchase 12,500,000 shares of common stock of the Company at an exercise price of $1.00 per share. The warrant expires two-years from the grant date, December 23, 2021. As the warrant and the Option were granted for one price, the Company calculated the relative fair values of each instrument and recognized $556,757 of the $600,000 paid as the value of the warrant, and the remaining $43,243 as the value of the Option, which is reflected as deferred revenue on the Consolidated Balance Sheet as the criteria for revenue recognition under ASC 606 has not been satisfied to be recognized as revenue as of December 31, 2020. There was no guarantee that TGP would be able to make the second payment under the Option by the deadline of March 31, 2021.

On February 26, 2021, the Company and TGP entered into a term sheet to revise the Option. The revised terms of the Option are that the Company would form a subsidiary in the Oceania region. TGP would purchase a 35% ownership interest in the subsidiary and 3,750,000 shares of common stock for an aggregate purchase price of $15,000,000. The subsidiary shares and common shares would be purchased as follows: (a) by March 31, 2021, 1,250,000 shares will be issued for $5,000,000 and 33.33% of the subsidiary shares are to be sold to TGP; and (b) by September 30, 2021 with reasonable extensions to be determined, 2,500,000 shares will be issued for $10,000,000 and the remaining 66.66% of the subsidiary shares are to be sold to TGP.

As a result of the revised terms, the $600,000 paid on December 23, 2020, will be used in its entirety to pay for the warrants described below, and the deferred revenue recognized will be reflected as additional paid in capital on February 26, 2021.

The Company and TGP were unable to come to agreement on new terms of this transaction and as of April 14, 2021 have terminated negotiations. TGP still owns the warrants received in December 2020. The Company is not obligated to return any of the $600,000 received on December 23, 2020.

These warrants were assigned to Archumbl Pty Ltd. in May 2021.

Aurea Group

On March 15, 2021 we entered into a Securities Purchase Agreement with HUMBL CL SpA (“HUMBL CL”), an affiliate of Aurea Group Ventures (“Aurea Group”), a Chilean multi-family office, under which Aurea Group purchased shares of our common stock in return for exclusive country rights to Chile of our HUMBL products for a purchase price of up to $7,500,000.

Under the terms of the Securities Purchase Agreement, HUMBL CL agreed to purchase 437,500 shares of our common stock for $1,000,000. The payment for these shares was due on or before March 30, 2021 but as a result of restrictions imposed due to COVID-19 was paid in two tranches of $500,000 each on April 5, 2021 and April 6, 2021. In addition, HUMBL CL also received the right to purchase 1,562,500 shares of HUMBL common stock for $6,500,000 by December 31, 2021 and to receive a 35% equity interest in a Chilean subsidiary HUMBL intends to form to conduct its operations in Chile.

The Securities Purchase Agreement provides that if HUMBL CL exercises its right to purchase the subsidiary interest, it will receive 35% of the profits from operations of the HUMBL family of products in Chile. In addition, HUMBL CL also received a right of first refusal with respect to regional or country rights sales in Latin America.

On January 3, 2022, the Company entered into a Settlement Agreement with HUMBL CL whereby HUMBL issued HUMBL CL 4,000,000 shares of common stock and HUMBL CL agreed to waive its right to purchase the Latin America territory rights.

The Company is still working with Aurea Group on Latin American business development opportunities for their products in key verticals such as: banking, merchant and financial services, real estate, hospitality, tourism, sports, festivals, entertainment and ticketing services in the region.

NOTE 17: SEGMENT REPORTING

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions.

For 2021, the Company established three distinct operating segments: HUMBL Marketplace; HUMBL Pay; and HUMBL Financial. Most of the operations for the year ended December 31, 2021 were conducted in North America. Commencing January 1, 2022, the Company simplified their business model to segment their business into two distinct divisions: Consumer and Commercial. The 2021 segments were all considered part of the consumer division.

Less than 3-4% of the Company’s sales are from outside of North America, therefore the Company has determined that segment reporting by geographic location was not necessary. In the future, the Company will continue to monitor their activity by region to determine if it is feasible to report segment information by location.

Six Months Ended June 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$2,206,102	$55,893	$2,261,995
Cost of revenues	979,587	36,409	1,015,996
Gross profit	1,226,515	19,484	1,245,999
Total operating expenses net of depreciation, amortization and impairment	15,890,552	896,664	16,787,216
Depreciation, amortization and impairment	1,105,659	1,402,736	2,508,395
Other expenses (income)	2,360,624	(9,426)	2,351,198
(Loss) from continuing operations	$(18,130,320)	$(2,270,490)	$(20,400,810)

Three Months Ended June 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$1,077,352	$37,509	$1,114,861
Cost of revenues	473,452	21,574	495,026
Gross profit	603,900	15,935	619,835
Total operating expenses net of depreciation, amortization and impairment	6,380,718	438,605	6,819,323
Depreciation, amortization and impairment	1,059,606	297,268	1,356,874
Other expenses (income)	393,866	(6,818)	387,048
(Loss) from continuing operations	$(7,230,290)	$(713,120)	$(7,943,410)

Segmented assets as of June 30, 2022
Property and equipment, net	$29,340	$-	$29,340
Intangible assets	$-	$3,424,606	$3,424,606
Intangible assets – digital assets	$498,635	$147,823	$646,458
Goodwill	$6,531,346	$3,981,000	$10,512,346
Capital expenditures	$13,572	$-	$13,572

Six Months Ended June 30, 2021	HUMBL Pay	HUMBL Marketplace	Total
Segmented operating revenues	$-	$277,850	$277,850
Cost of revenues	-	143,865	143,865
Gross profit	-	133,985	133,985
Total operating expenses net of depreciation, amortization and impairment	4,488,520	2,267,588	6,756,108
Depreciation, amortization and impairment	-	12,141,062	12,141,062
Other (income) expense	2,511,174	1,076,748	3,587,922
Income (loss) from operations	$(6,999,694)	$(15,351,413)	$(22,351,107)

Three Months Ended June 30, 2021	HUMBL Pay	HUMBL Marketplace	Total
Segmented operating revenues	$-	$123,746	$123,746
Cost of revenues	-	39,122	39,122
Gross profit	-	84,624	84,624
Total operating expenses net of depreciation, amortization and impairment	3,651,966	1,901,713	5,553,679
Depreciation, amortization and impairment	-	12,141,062	12,141,062
Other (income) expense	2,493,097	1,069,000	3,562,097
Income (loss) from operations	$(6,145,063)	$(15,027,151)	$(21,172,214)

Segmented assets as of June 30, 2021
Property and equipment, net	$-	$364,545	$364,545
Intangible assets, net	$-	$78,005	$78,005
Goodwill	$-	$16,484,593	$16,484,593
Capital expenditures	$-	$364,545	$364,545

The HUMBL Financial sector is reflected in discontinued operations on the consolidated statement of operations for the six months ended June 30, 2021.

NOTE 18: LEGAL PROCEEDINGS

We recently received from Charles Lass a notification that he had filed four trademark applications using the HUMBL name in various classes. We have advised Mr. Lass through our trademark counsel that he should immediately discontinue any use of the trademark for similar services regarding his claims of ownership of the trademark HUMBL and reminded him that we had various trademarks issued under the name HUMBL with a first use date of April 1, 2018 and that his previous attempt at using the HUMBL name had resulted in him receiving a cease and desist letter from us dated April 14, 2020 regarding his since abandoned trademark filings for HUMBL. On April 11, 2021, Mr. Lass filed an action with the USPTO seeking to cancel our trademark. After initiating the action, however, Mr. Lass failed to take any steps to pursue his trademark claim and did not respond to our discovery requests. As a result of Mr. Lass’s failure to prosecute the action, on March 28, 2022, we filed a motion for involuntary dismissal of the cancellation proceeding. The USPTO Trademark Trial and Appeal Board granted our motion and dismissed the proceeding. We consider this matter to be fully resolved.

We have been sued in the United States District Court for the Southern District of California in a case styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No.22CV0723 AJB BLM, which is a class action on behalf of shareholders of the Company since November 21, 2020 for alleged violations of the federal securities laws by allegedly making false and misleading statements regarding our business and operations, more specifically that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnership had a low chance of contributing material revenues to our bottom line and that we sold unregistered securities through our BLOCK Exchange Traded Index products, all of which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

We also have been sued in the Delaware Chancery Court in a case styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620) in a class action on behalf of shareholders of the Company since November 21, 2020 repeating the same claims as in the Pasquinelli litigation described above and also seeking unspecified damages. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

NOTE 19: SUBSEQUENT EVENTS

In the period July 1, 2022 through August 11, 2022, the Company issued 133,520,000 shares of common stock in the conversion of 13,352 shares of Series B Preferred stock.

In July 2022, the Company issued 198,750 shares of common stock that were accrued as of June 30, 2022 in the Obligation to Issue Common Stock, and 11,350,000 shares of common stock for services and termination fees.

The Company and Doug Brandt and Kevin Childress agreed to an extension on March 30, 2022 of the notes that were due April 1, 2022 until July 1, 2022 and then another extension on July 1, 2022 to October 1, 2022.

In the initial extension agreements through July 1, 2022, the Company added $7,500 to Doug Brandt and $1,500 to Kevin Childress in their note agreements, and then added another $7,500 to Doug Brandt and $1,500 to Kevin Childress on July 1, 2022 to extend these notes to October 1, 2022. On July 1, 2022, the Company extended these notes to October 1, 2022 with the following terms: (i) $85,000 due July 15, 2022; (ii) $50,000 due August 1, 2022, (iii) $50,000 due September 1, 2022; and (iv) the remainder of $333,000 due October 1, 2022. The fees of $18,000 on the two extensions did not constitute a material modification of the debt instruments.

The Company entered into a note payable on July 26, 2022 with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing July 26, 2025, in the amount of $2,000,000 with payment due at maturity of the note.

On July 29, 2022, the Company repaid $500,000 in notes payable (see Note 10), and repurchased the 1,000,000 shares issued to the noteholders in 2021 for $50,000.

On August 11, 2022 the Company executed a definitive agreement with Ecoark Holdings, Inc. (“Ecoark”) (NASDAQ: ZEST) to acquire 100% of the issued and outstanding common stock of Ecoark’s majority owned subsidiary Agora Digital Holdings, Inc. (“Agora Digital”) in exchange for HUMBL issuing 6,000 shares of Series C preferred stock valued at $10,000 per share.  The definitive agreement has a closing condition which has yet to be fulfilled at the time of this filing whereby Ecoark is required to source a minimum of $10,000,000 in capital for HUMBL prior to the transfer of ownership of Agora Digital to HUMBL.  Additional details will be provided at a future date via a Form 8-K to be filed by the Company with the definitive agreement and other transaction documents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in our Form S-1 filed on July 20, 2022. In addition to historical information, the following discussion contains forward looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in the section entitled “Risk Factors” and elsewhere in the Form S-1.

General

Our executive offices are located at 600 B Street, Suite 300, San Diego, California 92101, telephone (786) 738-9012. Our corporate website address is www.humbl.com.

Overview

Following our merger with HUMBL LLC on December 3, 2020, we changed our name from Tesoro Enterprises, Inc. to HUMBL, Inc. and adopted the business of HUMBL to deliver a more seamless digital pairing experiences for consumers and merchants in the global economy.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table sets forth the summary operations for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30, 2022	June 30, 2021

Revenues	$2,261,995	$277,850
Cost of Revenues	$1,015,996	$143,865
Gross Profit	$1,245,999	$133,985
Development Costs	$2,075,403	$756,012
Professional Fees	$1,744,882	$1,671,974
Settlement	$1,120,400	$1,870,000
Stock-based compensation	$6,795,647	$1,566,068
Impairment - goodwill	$1,008,642	$12,141,062
Impairment – digital assets	$1,211,882	$-
General and Administrative Expenses	$5,338,755	$892,054
Interest Expense	$(792,620)	$(143,869)
Amortization of Debt Discounts	$(1,656,267)	$(147,253)
Gain on Sale of Digital Assets	$95,794	$-
Beneficial conversion feature	$-	$(3,300,000)
Other income	$1,895	$3,200
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(20,400,810)	$(22,351,107)

Revenues

Revenues for the six months ended June 30, 2022 were $2,261,995 as compared to $277,850 for the six months ended June 30, 2021, an increase of $1,984,145. The increase was due to the ticketing revenue and merchant fees recognized of $628,358 as well as from services rendered from Monster Creative of $1,558,512. In 2021, our revenue was from sales of merchandise and a partial month of ticketing revenue post-acquisition of Tickeri.

Cost of Revenues and Gross Profit

Cost of revenues for the six months ended June 30, 2022 were $1,015,996 as compared to $143,865 for the six months ended June 30, 2021, an increase of $872,131. The increase was primarily due to the direct labor attributable to ticketing and production services. Our gross profit grew by 830% from 2021 to 2022 as a result of the production services and ticketing aspects of the business.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $19,295,611 as compared to $18,897,170 for the six months ended June 30, 2021, an increase of $398,441. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to decrease in our next 12 months as we look to scale back on outside contract labor. Approximately 52% of our operating expenses relate to non-cash charges in 2022 and these charges comprise of over $10,136,000. We do expect that our non-cash charges will remain the same in the next few quarters as out stock-based compensation completes the vesting terms.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the six months ended June 30, 2022 were $2,075,403 compared with $756,012 for the six months ended June 30, 2021. The increase of development costs related to the roll out of various projects such as the HUMBL Wallet and Search3 that are in development as well as enhancements in the HUMBL Pay app for 2022. In 2021, a majority of the development costs went towards the HUMBL Pay app.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the six months ended June 30, 2022 were $1,744,882 compared to $1,671,974 for the six months ended June 30, 2021. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs. We expect that these costs will decrease during the remainder of 2022 into 2023.

Settlement

The Company incurred $1,120,000 in settlement expenses which are included in our operating expenses for the six months ended June 30, 2022 related to agreements with individuals for liabilities incurred. We incurred $1,870,000 in settlement expenses for the six months ended June 30, 2021.

Stock-Based Compensation

The Company incurred $6,795,647 in stock-based compensation expenses for the six months ended June 30, 2022 compared to $1,566,068 for the six months ended June 30, 2021 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to remain consistent in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Goodwill and Digital Assets and Stock-Based Compensation

The Company incurred $1,008,642 in non-cash charges related to impairment of goodwill, and $1,211,882 in impairment of our digital assets in the six months ended June 30, 2022. The goodwill impairment related to the impairment of the goodwill in the Ixaya acquisition. This impairment was part of our Commercial segment. The impairment of the digital assets was based on the valuation changes in the digital assets we hold. We incurred $12,141,062 in goodwill impairment on the Tickeri acquisition in the six months ended June 30, 2021.

General and Administrative

General and administrative expenses for the six months ended June 30, 2022 were $5,338,755 compared with $892,054 for the six months ended June 30, 2021. The increase in general and administrative expenses of $4,446,701 is related to the operations of Tickeri ($177,719), operations of Monster advertising and business development ($586,719), operations of Ixaya of ($99,412), advertising expenses ($344,592), travel ($296,136), general office expenses (approximately $150,000), insurance (approximately $47,250), amortization and depreciation expenses ($243,000), penalties ($700,000) and the addition of management and employees to grow our business (approximately $1,710,000). The general and administrative expenses related to the six months ended June 30, 2021 related to mostly operating expenses to complete the merger with Tesoro and the startup of the HUMBL Marketplace and Pay divisions.

There were no significant operations prior to the completion of the merger in February 2021. We expect our general and administrative expenses to be consistent in the next 12 months, unless we acquire other businesses that will add expenses to the Company.

Other Income (Expense)

In the six months ended June 30, 2022 we incurred $2,351,198 in other expenses, compared to $3,587,922 in other expenses in the six months ended June 30, 2021, a decrease of $1,236,724. The other expenses relate to amortization of discounts of $1,656,267 and $147,253, respectively for the 2022 and 2021 periods, as well as interest expense of $792,620 and $143,869, respectively. In addition, in 2022 there was a gain on sale of digital assets of $95,794, and in 2021 we incurred a $3,300,000 charge for a beneficial conversion feature on a convertible note payable. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Provision for Income Taxes

We incurred no provision for state income taxes in the six months ended June 30, 2022 and 2021.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the six months ended June 30, 2022 was ($20,400,810) as compared to a net loss of ($22,351,107) for the six months ended June 30, 2021. The $1,950,297 decrease in the net loss was due to the changes noted herein.

Discontinued Operations

Net loss from operations from discontinued operations for the six months ended June 30, 2022 was ($7,945) as compared to a net loss of ($281,254) for the six months ended June 30, 2021. The discontinued operations relate to the suspension of operations related to the Company’s ETX products that occurred in February 2022.

Segment Reporting

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions.

For 2021, the Company established three distinct operating segments: HUMBL Marketplace; HUMBL Pay; and HUMBL Financial. Most of the operations for the year ended December 31, 2021 were conducted in North America. Commencing January 1, 2022, the Company simplified their business model to segment their business into two distinct divisions: Consumer and Commercial. The 2021 segments were all considered part of the consumer division.

Six Months Ended June 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$2,206,102	$55,893	$2,261,995
Cost of revenues	979,587	36,409	1,015,996
Gross profit	1,226,515	19,484	1,245,999
Total operating expenses net of depreciation, amortization and impairment	15,890,552	896,664	16,787,216
Depreciation, amortization and impairment	1,105,659	1,402,736	2,508,395
Other expenses (income)	2,360,624	(9,426)	2,351,198
(Loss) from continuing operations	$(18,130,320)	$(2,270,490)	$(20,400,810)

Segmented assets as of June 30, 2022
Property and equipment, net	$29,340	$-	$29,340
Intangible assets	$-	$3,424,606	$3,424,606
Intangible assets – digital assets	$498,635	$147,823	$646,458
Goodwill	$6,531,346	$3,981,000	$10,512,346
Capital expenditures	$13,572	$-	$13,572

Six Months Ended June 30, 2021	HUMBL Pay	HUMBL Marketplace	Total
Segmented operating revenues	$-	$277,850	$277,850
Cost of revenues	-	143,865	143,865
Gross profit	-	133,985	133,985
Total operating expenses net of depreciation, amortization and impairment	4,488,520	2,267,588	6,756,108
Depreciation, amortization and impairment	-	12,141,062	12,141,062
Other (income) expense	2,511,174	1,076,748	3,587,922
Income (loss) from operations	$(6,999,694)	$(15,351,413)	$(22,351,107)

The HUMBL Financial sector is reflected in discontinued operations on the consolidated statement of operations for the six months ended June 30, 2021.

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table sets forth the summary operations for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30, 2022	June 30, 2021

Revenues	$1,114,861	$123,746
Cost of Revenues	$495,026	$39,122
Gross Profit	$619,835	$84,624
Development Costs	$811,411	$653,709
Professional Fees	$763,744	$1,017,221
Settlement	$-	$1,870,000
Stock-based compensation	$2,694,318	$1,386,393
Impairment - goodwill	$-	$12,141,062
Impairment – digital assets	$1,116,564	$-
General and Administrative Expenses	$2,740,160	$626,356
Interest Expense	$(389,816)	$(138,641)
Amortization of Debt Discounts	$(65,370)	$(126,656)
Gain on Sale of Digital Assets	$66,243	$-
Beneficial conversion feature	$-	$(3,300,000)
Other income	$1,895	$3,200
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(7,943,410)	$(21,172,214)

Revenues

Revenues for the three months ended June 30, 2022 were $1,114,861 as compared to $123,746 for the three months ended June 30, 2021, an increase of $991,115. The increase was due to the ticketing revenue and merchant fees recognized of $333,119 as well as from services rendered from Monster Creative of $731,960. In 2021, our revenue was from sales of merchandise as we had only one partial month of revenue from Tickeri.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended June 30, 2022 were $495,026 as compared to $39,122 for the three months ended June 30, 2021, an increase of $455,904. The increase was primarily due to the direct labor attributable to ticketing and production services. Our gross profit grew by 632% from 2021 to 2022 as a result of the production services and ticketing aspects of the business.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $8,176,197 as compared to $17,694,741 for the three months ended June 30, 2021, a decrease of $9,518,544. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to decrease in our next 12 months as we look to scale back on outside contract labor. Approximately 47% of our operating expenses relate to non-cash charges in 2022 and these charges comprise of over $3,850,000. We do expect that our non-cash charges will remain the same in the next few quarters as out stock-based compensation completes the vesting terms.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the three months ended June 30, 2022 were $811,411 compared with $653,709 for the three months ended June 30, 2021. The increase of development costs related to the roll out of various projects such as the HUMBL Wallet and Search3 that are in development as well as enhancements in the HUMBL Pay app for 2022. In 2021, a majority of the development costs went towards the HUMBL Pay app.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended June 30, 2022 were $763,744 compared to $1,017,221 for the three months ended June 30, 2021. The decrease in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs. We expect that these costs will decrease during the remainder of 2022 into 2023.

Settlement

The Company incurred $0 in settlement expenses which are included in our operating expenses for the three months ended June 30, 2022 related to agreements with individuals for liabilities incurred. We incurred $1,870,000 in settlement expenses for the three months ended June 30, 2021.

Stock-Based Compensation

The Company incurred $2,694,318 in stock-based compensation expenses for the three months ended June 30, 2022 compared to $1,386,393 for the three months ended June 30, 2021 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses remain the same in the next few quarters as out stock-based compensation completes the vesting terms. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Goodwill and Digital Assets and Stock-Based Compensation

The Company incurred $0 in non-cash charges related to impairment of goodwill, and $1,166,564 in impairment of our digital assets in the three months ended June 30, 2022. This impairment of goodwill was part of our Commercial segment. The impairment of the digital assets was based on the valuation changes in the digital assets we hold. We incurred $12,141,062 in goodwill impairment on the Tickeri acquisition in the three months ended June 30, 2021.

General and Administrative

General and administrative expenses for the three months ended June 30, 2022 were $2,740,160 compared with $626,356 for the three months ended June 30, 2021. The increase in general and administrative expenses of $2,113,804 is related to the operations of Tickeri ($103,779), operations of Monster advertising and business development ($327,798), operations of Ixaya ($99,412), advertising expenses ($160,335), travel ($104,725), general office expenses (approximately $70,000), insurance (approximately $19,750), amortization and depreciation expenses ($145,433), penalties ($300,000) and the addition of management and employees to grow our business (approximately $910,000). The general and administrative expenses related to the three months ended June 30, 2021 related to mostly operating expenses to complete the merger with Tesoro and the startup of the HUMBL Marketplace and Pay divisions.

There were no significant operations prior to the completion of the merger in February 2021. We expect our general and administrative expenses to be consistent in the next 12 months, unless we acquire other businesses that will add expenses to the Company.

Other Income (Expense)

In the three months ended June 30, 2022 we incurred $387,048 in other expenses, compared to $3,562,097 in other expenses in the three months ended June 30, 2021, a decrease of $3,175,049. The other expenses relate to amortization of discounts of $65,370 and $126,656, respectively for the 2022 and 2021 periods, as well as interest expense of $389,816 and $138,641, respectively. In addition, in 2022 there was a gain on sale of digital assets of $66,243, and in 2021 we incurred a $3,300,000 charge for a beneficial conversion feature on a convertible note payable. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Provision for Income Taxes

We incurred no provision for state income taxes in the three months ended June 30, 2022 and 2021.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the three months ended June 30, 2022 was ($7,943,410) as compared to a net loss of ($21,172,214) for the three months ended June 30, 2021. The $13,228,804 decrease in the net loss was due to the changes noted herein.

Discontinued Operations

Net loss from operations from discontinued operations for the three months ended June 30, 2022 was $0 as compared to a net loss of ($23,295) for the three months ended June 30, 2021. The discontinued operations relate to the suspension of operations related to the Company’s ETX products that occurred in February 2022.

Segment Reporting

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions.

For 2021, the Company established three distinct operating segments: HUMBL Marketplace; HUMBL Pay; and HUMBL Financial. Most of the operations for the year ended December 31, 2021 were conducted in North America. Commencing January 1, 2022, the Company simplified their business model to segment their business into two distinct divisions: Consumer and Commercial. The 2021 segments were all considered part of the consumer division.

Three Months Ended June 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$1,077,352	$37,509	$1,114,861
Cost of revenues	473,452	21,574	495,026
Gross profit	603,900	15,935	619,835
Total operating expenses net of depreciation, amortization and impairment	6,380,718	438,605	6,819,323
Depreciation, amortization and impairment	1,059,606	297,268	1,356,874
Other expenses (income)	393,866	(6,818)	387,048
(Loss) from continuing operations	$(7,230,290)	$(713,120)	$(7,943,410)

Three Months Ended June 30, 2021	HUMBL Pay	HUMBL Marketplace	Total

Segmented operating revenues	$-	$123,746	$123,746
Cost of revenues	-	39,122	39,122
Gross profit	-	84,624	84,624
Total operating expenses net of depreciation, amortization and impairment	3,651,966	1,901,713	5,553,679
Depreciation, amortization and impairment	-	12,141,062	12,141,062
Other (income) expense	2,493,097	1,069,000	3,562,097
Income (loss) from operations	$(6,145,063)	$(15,027,151)	$(21,172,214)

The HUMBL Financial sector is reflected in discontinued operations on the consolidated statement of operations for the three months ended June 30, 2021.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2022, we had $1,985,437 in cash. In the six months ended June 30, 2022, the Company’s subsidiaries experienced positive cash flow from operations generating over $2,261,995 in revenue. The Company expanded their product offerings through the acquisition of BizSecure, Inc. and the acquisition of Ixaya. These entities will be instrumental in the roll out of HUMBL’s Blockchain Services Group which currently is focused on providing services to governments as well as businesses. We also received $6,500,000 in related party long-term promissory notes and $2,000,000 from the exercise of 10,000,000 warrants. The Company intends to continue to pursue additional resources to continue the development of our core products and the roll out of new products.

We had a working capital deficit of $27,690,796 as of June 30, 2022 as compared to a working capital deficit of $20,965,419 as December 31, 2021, respectively. The increase in the working capital deficit is the result of the incurrence of expenditures related to the commencement of the various products and the current potion of debt that is due in the next 12 months. The Company believes it has adequate capital resources to meet its cash requirements during the next 12 months as they continue to grow and develop suitable sources of capital. A majority of the Company’s operating expenses (over 52%) are the result of non-cash charges such as impairment of goodwill and stock-based compensation. The actual monthly cash burn of the Company is approximately $1,250,000 per month at this time and as our core products come online, this is likely to decrease as much of this is directly related to the in-house and outsourced technology team. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

We expect that the revenue generating operations of the Company will continue to improve the liquidity of the Company moving forward. However, going forward, the effect of the pandemic and rising interest rates on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. The challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

The Company has made strategic acquisitions in the first few months of 2022 to enhance their core products and their intellectual property. Management believes these acquisitions will result in increased profitability.

The Company plans to raise additional capital through the exercising of their warrants as well as through future debt and equity financings to carry out its business plan. Obtaining additional financing and the successful development of the Company’s segments including their new Blockchain Services group, ultimately, to profitable operations, are necessary for the Company to continue operations.

Net cash used in operating activities was $7,559,595 and $3,431,561 for the six months ended June 30, 2022 and 2021, respectively. The $4,128,034 increase in net cash used in operating activities was primarily a result of the non-cash charges impacting our net loss from 2021 to 2022, such as the impairment of goodwill for Tickeri in 2021 versus the impairment for Ixaya in 2022. Additionally, we increased our accounts payable and accrued expenses by $1,330,140 from 2021 to 2022 and had net cash decreases as a result of changes in our digital assets of $885,355.

Net cash used in investing activities was $843,307 for the six months ended June 30, 2022 related to purchases of fixed assets of $13,572 and cash paid, net of amounts received in the acquisition of Ixaya of $148,675, purchases of a non-fungible token of $406,040 and domain names of $275,020. In the six months ended June 30, 2021we incurred investing activities of $234,151 related to $364,545 for purchases of fixed assets, $127,377 in cash received in the acquisition of Tickeri, and $3,017 in cash received in the acquisition of Monster Creative.

Cash provided by financing activities was $6,895,126 and $7,259,954 for the six months ended June 30, 2022 and 2021, respectively. Cash was provided through proceeds from sales of membership interests in HUMBL LLC in 2021 of $10,000, proceeds from the issuance of common stock for cash for $1,000,000, proceeds from the issuance of convertible notes of $6,250,000, and repayment of notes payable of $46. In 2022, the Company raised $2,000,000 from the exercise of warrants and proceeds from related party notes in the amount of $4,502,645, and a contribution of capital of $406,040 (as well as non-cash contribution of capital of $500,000) by the Company’s CEO.

Since the date of the reverse merger in December 2020 we have financed our operations through sales of common and preferred stock and the issuance of debt.

Off-Balance Sheet Arrangements

As June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including expected increase in revenues from oil and gas operations and future liquidity. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include, among other things, volatility of oil prices, the risks arising from the impact of the COVID-19 pandemic, including its future effect on the U.S. and global economies and on our Company, competition, government regulation or action, the costs and results of drilling activities, risks inherent in drilling operations, availability of equipment, services, resources and personnel required to conduct operating activities, ability to replace reserves and uncertainties related to reserve estimates, the Company’s ability to raise additional capital on acceptable terms when needed, uncertainties related to ongoing litigation, risks related to potential impact of natural disasters, and cybersecurity risks. Further information on our risk factors is contained in our filings with the SEC, including our registration statement on Form S-1 filed on July 20, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been sued in the United States District Court for the Southern District of California in a case styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No.22CV0723 AJB BLM, which is a class action on behalf of shareholders of the Company since November 21, 2020 for alleged violations of the federal securities laws by allegedly making false and misleading statements regarding our business and operations, more specifically that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnership had a low chance of contributing material revenues to our bottom line and that we sold unregistered securities through our BLOCK Exchange Traded Index products, all of which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

We also have been sued in the Delaware Chancery Court in a case styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620) in a class action on behalf of shareholders of the Company since November 21, 2020 repeating the same claims as in the Pasquinelli litigation described above and also seeking unspecified damages. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

ITEM 1A. RISK FACTORS

Not applicable as we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish to the SEC a copy of any omitted schedule and/or exhibit upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at HUMBL Inc., 600 B Street, Suite 300, San Diego, CA 92101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMBL, Inc.

Date: August 12, 2022	By:	/s/ BRIAN FOOTE
Brian Foote
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

