Form 10-Q
period 2022-09-30
HUMBL, INC.
filed 2022-11-14
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	HMBL	OTCQB

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

There were 1,938,286,472 shares of the Registrant’s $0.00001 par value common stock outstanding as of November 14, 2022.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

HUMBL, INC

CONSOLIDATED BALANCE SHEETS (IN US$)

SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	(unaudited)
ASSETS

Current Assets:
Cash	$1,258,122	$3,493,213
Assets related to user cryptocurrencies safeguarding obligation	946,381	-
Accounts receivable	306,956	325,267
Intangible assets - digital assets, current portion	130,776	2,695
Prepaid expenses and other current assets	35,879	57,693

Total Current Assets	2,678,114	3,878,868

Non-Current Assets:
Fixed assets, net of depreciation	26,912	356,447
Intangible assets, net of amortization	3,242,302	-
Intangible assets - digital assets, net of current portion	147,823	-
Goodwill	7,334,392	6,531,346

Total Non-Current Assets	10,751,429	6,887,793

TOTAL ASSETS	$13,429,543	$10,766,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$3,911,403	$1,460,266
Obligation to issue common shares	4,969	676,408
User cryptocurrencies safeguarding obligation	946,381	-
Contingent consideration	3,394,890	-
Due to seller	314,619	327,412
Current portion of notes payable - bank	4,243	-
Current portion of notes payable	3,175	501,828
Current portion of notes payable - related parties	10,822,995	10,986,250
Convertible notes payable - related parties, net of current portion	7,500,000	7,500,000
Current portion of convertible notes payable, net of discount	3,514,706	3,392,123

Total Current Liabilities	30,417,381	24,844,287

Long-Term Liabilities:
Notes payable - bank, net of current portion	7,427	-
Notes payable, net of current portion	146,825	148,172
Notes payable related parties, net of current portion	6,500,000	-
Convertible notes payable, net of discount and net of current portion	-	2,232,702

Total Long-Term Liabilities	6,654,252	2,380,874

Total Liabilities	37,071,633	27,225,161

Commitments and contingency	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, and 570,000 Series B Preferred stock authorized (Series C Preferred stock was cancelled October 29, 2021)

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 429,543 and 544,759 shares issued and outstanding, respectively	4	5
Common stock, par value, $0.00001, 7,450,000,000 shares authorized 1,790,822,117 and 1,023,039,433 issued and outstanding, respectively	17,908	10,230
Additional paid in capital	58,969,276	34,182,004
Accumulated deficit	(82,644,359)	(50,650,809)
Accumulated other comprehensive income (loss)	15,011	-

Total Stockholders’ Equity (Deficit)	(23,642,090)	(16,458,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,429,543	$10,766,661

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN US$)

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2022	2021	2022	2021

REVENUES	$3,036,146	$1,388,983	$774,151	$1,111,133

COST OF REVENUES	1,511,909	604,217	495,913	460,352

GROSS PROFIT	1,524,237	784,766	278,238	650,781

OPERATING EXPENSES
Development costs	2,242,668	1,470,005	167,265	713,993
Professional fees	3,499,345	2,986,355	1,754,463	928,761
Settlement	1,552,400	1,870,000	432,000	-
Impairment - goodwill	4,186,596	12,141,062	3,177,954	-
Impairment - digital assets	1,593,570	33,464	381,688	33,464
General and administrative expenses	17,310,666	12,681,619	5,176,264	10,585,180

Total Operating Expenses	30,385,245	31,182,505	11,089,634	12,261,398

OPERATING LOSS	(28,861,008)	(30,397,739)	(10,811,396)	(11,610,617)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(1,281,335)	(533,457)	(488,715)	(389,588)
Beneficial conversion feature	-	(3,300,000)	-	-
Amortization of debt discounts	(1,668,881)	(489,848)	(12,614)	(342,595)
Gain on sale of digital assets	187,009	29,029	91,215	29,029
Loss on sale of assets	(57,318)	-	(57,318)	-
Loss on conversion of convertible notes payable	(305,967)	-	(305,967)	-
Other income	1,895	28,200	-	25,000

Total Non-Operating Income (Expenses)	(3,124,597)	(4,266,076)	(773,399)	(678,154)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
OPERATIONS AND PROVISION FOR INCOME TAXES	(31,985,605)	(34,663,815)	(11,584,795)	(12,288,771)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(7,945)	(280,602)	-	(23,285)
Gain on disposal of discontinued operations	-	-	-	-
Total discontinued operations	(7,945)	(280,602)	-	(23,285)

NET LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(31,993,550)	(34,944,417)	(11,584,795)	(12,312,056)

Provision for income taxes	-	-	-	-

NET LOSS	$(31,993,550)	$(34,944,417)	$(11,584,795)	$(12,312,056)

Other comprehensive income (loss)
Foreign currency translations adjustment	15,011	-	13,100	-
Comprehensive loss	$(31,978,539)	$(34,944,417)	$(11,571,695)	$(12,312,056)

Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	1,440,737,179	939,626,865	1,668,938,186	915,923,982

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (IN US$)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2021	7,000,000	$70	-	$-	974,177,443	$9,742	$2,545,825	$-	$(994,805)	$1,560,832

Stock issued for:
Adjustment	-	-	-	-	41,156	-	-	-	-	-
Reverse merger with HUMBL	-	-	552,029	6	-	-	39,961	-	-	39,967
Services	-	-	2,272	-	-	-	179,675	-	-	179,675
Members interest purchased for cash (timing difference from 2020)	-	-	-	-	-	-	10,000	-	-	10,000
Recalssification from deferred revenue on warrant purchase	-	-	-	-	-	-	43,243	-	-	43,243

Net loss for the period	-	-	-	-	-	-	-	-	(1,436,862)	(1,436,862)

Balance - March 31, 2021	7,000,000	70	554,301	6	974,218,599	9,742	2,818,704	-	(2,431,667)	396,855

Stock issued for:
Services	-	-	-	-	5,212,500	52	922,273			922,325
Acquisition - Chile Country Rights	-	-	-	-	437,500	4	999,996			1,000,000
Acquisition - Tickeri	-	-	-	-	9,345,794	93	9,999,907			10,000,000
Settlement	-	-	-	-	1,000,000	10	1,169,990			1,170,000
Conversion of common shares to Series B Preferred	-	-	7,962	-	(79,625,000)	(796)	796			-
Beneficial conversion feature on convertible note payable	-	-	-	-			3,300,000			3,300,000
Discount on convertible notes	-	-	-	-			1,754,942			1,754,942
Warrants - consultants	-	-	-	-			424,101			424,101
Net loss for the period	-	-	-	-	-	-	-	-	(21,195,499)	(21,195,499)

Balance - June 30, 2021	7,000,000	70	562,263	6	910,589,393	9,105	21,390,709	-	(23,627,166)	(2,227,276)

Stock issued for:
Services	-	-	-	-	9,322,440	94	7,662,715			7,662,809
Shares cancelled for no consideration	-	-	(9,350)	-	-	-	-			-
Discount on convertible notes	-	-	-	-			102,486			102,486
Warrants - consultants	-	-	-	-			956,620			956,620
Net loss for the period	-	-	-	-	-	-	-	-	(12,312,056)	(12,312,056)

Balance - September 30, 2021	7,000,000	$70	552,913	$6	919,911,833	$9,199	$30,112,530	$-	$(35,939,222)	$(5,817,417)

Balance - January 1, 2022	7,000,000	$70	544,759	$5	1,023,039,433	$10,230	$34,182,004	$-	$(50,650,809)	$(16,458,500)

Stock issued for:
Services	-	-	-	-	675,000	7	190,586	-	-	190,593
Cancellation of shares	-	-	-	-	(825,000)	(9)	(187,241)	-	-	(187,250)
Acquisition - Ixaya	-	-	-	-	8,962,036	90	1,499,910	-	-	1,500,000
Acquisition - BizSecure	-	-	-	-	13,200,000	132	2,229,348	-	-	2,229,480
Exercise of warrants	-	-	-	-	10,000,000	100	1,999,900	-	-	2,000,000
Settlement	-	-	-	-	4,000,000	40	1,120,360	-	-	1,120,400
Exchange of notes payable and accrued interest	-	-	-	-	37,374,170	374	3,176,430	-	-	3,176,804
Conversion of Series B Preferred to common shares	-	-	(22,064)	-	220,640,000	2,206	(2,206)			-
Shares canceled for no consideration	-	-	(4,900)	-	-	-	-	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	3,270,349	-	-	3,270,349
Stock-based compensation - options	-	-	-	-	-	-	36,750	-	-	36,750
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,440,464	-	-	1,440,464
Change in comprehensive income	-	-	-	-	-	-	-	3,042	-	3,042
Net income (loss) for the period	-	-	-	-	-	-	-	-	(12,465,345)	(12,465,345)

Balance - March 31, 2022	7,000,000	70	517,795	5	1,317,065,639	13,170	48,956,654	3,042	(63,116,154)	(14,143,213)

Stock issued for:
Services	-	-	-	-	198,750	2	34,704	-	-	34,706
Conversion of Series B Preferred to common shares	-	-	(22,451)	-	224,510,000	2,245	(2,245)			-
Contribution of capital - NFT	-	-	-	-	-	-	406,040	-	-	406,040
Contribution of capital - digital assets	-	-	-	-	-	-	500,000	-	-	500,000
Stock-based compensation - warrants	-	-	-	-	-	-	1,251,633	-	-	1,251,633
Stock-based compensation - options	-	-	-	-	-	-	208,460	-	-	208,460
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,216,115	-	-	1,216,115
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	(1,131)	-	(1,131)
Net income (loss) for the period	-	-	-	-	-	-	-	-	(7,943,410)	(7,943,410)

Balance - June 30, 2022	7,000,000	70	495,344	5	1,541,774,389	15,417	53,137,176	1,911	(71,059,564)	(17,904,985)

Stock issued for:
Services	-	-	-	-	5,698,750	57	346,719	-	-	346,776
Conversion of convertible notes	-	-	-	-	30,338,978	303	1,105,664	-	-	1,105,967
Redemption of shares in settlement	-	-	-	-	(1,000,000)	(10)	(49,990)	-	-	(50,000)
Settlement	-	-	-	-	6,000,000	60	431,940	-	-	432,000
Conversion of Series B Preferred to common shares	-	-	(20,801)	-	208,010,000	2,081	(2,081)			-
Shares cancelled for no consideration	-	-	(45,000)	(1)	-	-	1	-	-	-
Investment received for shares and warrants (shares issued October 2022)	-	-	-	-	-	-	425,000	-	-	425,000
Stock-based compensation - warrants	-	-	-	-	-	-	1,684,287	-	-	1,684,287
Stock-based compensation - options	-	-	-	-	-	-	131,937	-	-	131,937
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,192,808	-	-	1,192,808
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	13,100	-	13,100
Net income (loss) for the period	-	-	-	-	-	-	-	-	(11,584,795)	(11,584,795)

Balance - September 30, 2022	7,000,000	$70	429,543	$4	1,790,822,117	$17,908	$58,969,276	$15,011	$(82,644,359)	$(23,642,090)

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN US$)

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(31,993,550)	$(34,944,417)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,884	5,514
Amortization	457,718	-
Impairment expense - goodwill	4,186,596	12,141,062
Impairment expense - digital assets	1,593,570	33,464
(Gain) on sale of digital assets	(187,009)	(29,029)
Loss on conversion of convertible notes payable	305,967	-
Expenses paid for by digital assets	236,323	79,724
Fee added to related party notes for extension	18,000	-
Sales commission received in digital assets	(1,814)	(5,168)
Amortization of debt discounts	1,668,881	489,848
Foreign currency adjustment	15,011	-
Stock-based compensation	10,146,188	10,185,497
Loss on sale of assets	57,318	-
Bad debt	-	88,693
Settlement	1,552,400	1,870,000
Beneficial conversion feature on convertible note payable	-	3,300,000

Changes in assets and liabilities
Accounts receivable	42,757	(320,230)
Intangible assets - digital assets	(1,010,934)	(95,250)
Prepaid expenses and other assets	21,814	(107,517)
Decrease in related party payable	-	(11,547)
Accounts payable and accrued expenses	2,638,242	891,100
Total adjustments	21,755,912	28,514,455

Net cash used in operating activities	(10,237,638)	(6,428,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(13,572)	(367,576)
Purchase of intangible assets	(275,020)	-
Purchase of digital asset (non-fungible token)	(406,040)	-
Proceeds from the sale of assets	270,905	-
Cash received in purchase of Tickeri	-	127,377
Cash received in purchase of Monster Creative	-	3,017
Cash paid in purchase of Ixaya, net of amounts received	(148,675)	-
Net cash used in investing activities	(572,402)	(237,182)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sales of membership interests of HUMBL, LLC	-	10,000
Proceeds from the exercise of warrants	2,000,000	-
Proceeds from related party notes payable	6,502,645	-
Payments of notes payable	(502,209)	(186)
Repayment of amount due to seller	(12,793)	-
Repayment of related party notes	(193,734)	-
Purchase of treasury shares and then cancellation of treasury shares)	(50,000)	-
Contribution of capital CEO	406,040	-
Proceeds from convertible notes payable	-	6,400,000
Proceeds from issuance of common stock for cash (and to be issued for September 30, 2022)	425,000	1,000,000
Net cash provided by financing activities	8,574,949	7,409,814

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(2,235,091)	744,376

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	3,493,213	1,720,979

CASH AND RESTRICTED CASH - END OF PERIOD	$1,258,122	$2,465,355

CASH PAID DURING THE PERIOD FOR:
Interest expense	$10,860	$35

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$6,532	$-
Conversion of common stock into preferred stock	$-	$796
Conversion of obligation to issue common stock into common stock	$449,950	$-
Exchange of convertible notes payable and accrued interest into common stock	$3,176,805	$-
Contribution of digital assets by CEO	$500,000	$-
Reclassification of deferred revenue to additional paid in capital	$-	$43,243
Recognition of discounts at inception of convertible notes payable	$-	$1,857,428
Vesting of contingent consideration	$1,131,630	$-

Acquisition of Ixaya:
Accounts receivable	$24,446	$-
Goodwill	1,008,642	-
Intellectual property - software	650,000	-
Accounts payable and accrued expenses	(10,700)	-
Note payable - bank	(13,879)	-
Related party advances	(9,834)	-
	1,648,675	-
Common shares issued	(1,500,000)	-
Net cash paid in acquisition of Ixaya	$148,675	$-

Acquisition of BizSecure:
Customer relationship	$275,000	$-
Intellectual property - software	2,500,000	-
Goodwill	3,981,000	-
	6,756,000	-
Common shares issued	(2,229,480)
Contingent consideration	(4,526,520)	-
Net cash paid in acquisition of BizSecure	$-	$-

Acquisition of Tickeri:
Accounts receivable	$-	$23,587
Goodwill	-	20,086,664
Accounts payable and accrued expenses	-	(87,071)
EIDL Loan	-	(150,000)
PPP Loan	-	(557)
	-	19,872,623
Notes payable issued	-	(10,000,000)
Common shares issued	-	(10,000,000)
Net cash received in acquisition of Tickeri	$-	$(127,377)

Acquisition of Monster Creative, LLC:
Accounts receivable	$-	$109,113
Goodwill	-	8,521,767
Accounts payable and accrued expenses	-	(81,530)
Notes payable - officers	-	(486,250)
PPP Loan	-	(66,117)
	-	7,996,983
Notes payable issued	-	(500,000)
Convertible notes payable issued	-	(7,500,000)
Net cash received in acquisition of Monster Creative, LLC	$-	$(3,017)

The accompanying notes are an integral part of these financial statements.

HUMBL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (IN US$)

SEPTEMBER 30, 2022 AND 2021

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

In the initial extension agreements through July 1, 2022, the Company added $7,500 to Doug Brandt and $1,500 to Kevin Childress in their note agreements, and then added another $7,500 to Doug Brandt and $1,500 to Kevin Childress on July 1, 2022 to extend these notes to October 1, 2022. On July 1, 2022, the Company extended these notes to October 1, 2022 with the following terms: (i) $85,000 due July 15, 2022; (ii) $50,000 due August 1, 2022, (iii) $50,000 due September 1, 2022; and (iv) the remainder of $333,000 due October 1, 2022. The fees of $18,000 on the two extensions did not constitute a material modification of the debt instruments. The Company has not yet made the payment that was due October 1, 2022 and is in default under the notes.

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

On August 11, 2022 the Company executed a definitive agreement with Ecoark Holdings, Inc. (“Ecoark”) (NASDAQ: ZEST) to acquire 100% of the issued and outstanding common stock of Ecoark’s majority owned subsidiary Agora Digital Holdings, Inc. (“Agora Digital”) in exchange for HUMBL issuing 6,000 shares of Series C preferred stock valued at $10,000 per share. The definitive agreement has a closing condition which has yet to be fulfilled at the time of this filing whereby Ecoark is required to source a minimum of $10,000,000 in capital for HUMBL prior to the transfer of ownership of Agora Digital to HUMBL This agreement was terminated on September 16, 2022, and Brad Hoagland tendered his resignation as an independent director.

On September 26, 2022, the Company announced the formation of a strategic technology partnership with Great Foods2Go (“GF2GO”). The two companies will integrate HUMBL’s mobile application, search engine and marketplace technologies in support of GF2GO and its sub-brand, 1Delivery. The companies will use the initial San Diego, CA location as the first “HUMBL Hub” to determine the best technology mix of mobile payment applications, point of sale systems, search engine advertising and marketplace delivery technologies.

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

● HUMBL Mobile Wallet – A mobile app that allows consumers to buy, sell and hold digital assets;

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

We have incurred an increased working capital deficit and accumulated deficit as of September 30, 2022 as we continued to ramp up operations significantly in this period and incurred new debt mostly offset by exchanging some debt into shares of common stock to assist in supporting our operations.

As of September 30, 2022, we had $1,258,122 in cash and restricted cash. Between the growth in revenues and profitability from our subsidiaries as well as through sales of merchandise, HUMBL Tickets and NFTs in the HUMBL Marketplace, we continue to fund the development of the HUMBL Wallet. In February 2022 we entered into a purchase agreement with BizSecure that coincided with the commencement of HUMBL Blockchain Services. With this acquisition of BizSecure and Ixaya in March 2022, we are growing our operations in the LatAm region of the world and expect to be able to offer our array of core products to governmental agencies as well as the private sector not in the United States, but throughout the world. We have generated a majority of our proceeds from the issuance of debt, the sale of common stock and through the exercise of warrants.

We had a working capital deficit of $27,739,267 and $20,965,419 as of September 30, 2022 and December 31, 2021, respectively. The majority of our current liabilities is in the form of related party notes for the acquisitions of Tickeri and Monster. The decrease in working capital is the direct result of these notes as well as the debt incurred related to the cash necessary to continue the development of our mobile wallet. The Company believes it has adequate capital resources to meet its cash requirements during the next 12 months as they continue to grow and develop suitable sources of capital. A majority of the Company’s operating expenses in 2022 (58%) were the result of non-cash charges such as impairment of goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $1,137,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company has received $575,000 in purchases of common stock and warrants, $2,000,000 in additional warrant exercises and $6,500,000 in related party debt proceeds in 2022, however, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassification

The Company has reclassified certain amounts in the 2021 financial statements to comply with the 2022 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the nine months ended September 30, 2021.

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

Cash and Restricted Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of September 30, 2022 and December 31, 2021, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

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

The BitGo account is not the Company’s account; however it represents the pool of all BLOCKS held by and allocated to HUMBL Pay users accounts. The users may choose to transfer the purchased BLOCKS to their individual wallets outside of HUMBL.

Safeguarding Obligation

Assets related to user cryptocurrencies safeguarding obligation and the user cryptocurrencies safeguarding obligation represent the Company’s obligation to safeguard customers’ crypto assets in digital wallets on the Company’s platform. The Company safeguards these assets for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes the users cryptocurrencies liabilities and corresponding assets related to the users cryptocurrencies, on initial recognition and at each reporting date, at fair value of the crypto assets. Any loss, theft, or misuse would impact the measurement of users crypto assets.

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

Accounts Receivable and Concentration of Credit Risk

An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable. As of September 30, 2022 and December 31, 2021, there was no allowance necessary.

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

The cost basis of digital assets will not be adjusted upward for subsequent increases in fair value. Such impairment in the value of digital assets is recorded as a component of other operating expenses in our consolidated statements of operations. We recorded an impairment loss of approximately $1,593,570 related to digital assets during the nine months ended September 30, 2022, of which $258,217 relates to the NFT we purchased.

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

This guidance should be applied no later than the financial statements covering the first interim or annual report ending after June 15, 2022, with retroactive application as of the beginning of the fiscal year to which the interim or annual period relates. Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform of $946,381. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform.

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

The Company paid the refunds to the subscribers in the three months ended March 31, 2022, and had no expenses related to the BLOCK ETX product line in the six months from April 1, 2022 through September 30, 2022.

The Company commenced operations of the BLOCK ETX products in March 2021. The Company has reclassified the statement of operations for the nine months ended September 30, 2021 to reflect the subscription revenue and the direct expenses attributable to the BLOCK ETX product line that included direct payroll and direct subcontractor costs. These amounts are reflected in the loss for discontinued operations as noted in the chart below.

2021
Revenue	$191,503
Cost of revenue	-
Gross profit	191,503
Operating and non-operating expenses	(472,105)
Loss from discontinued operations	$(280,602)

In addition, effective June 30, 2022, the Company determined to sell their non-residential property, and listed this property for sale in July 2022. This represented a strategic shift for future operations and the Company as a result reclassified the net value on this property of $328,222 as a non-current asset held for sale in accordance with ASC 205-20-45-1E. On September 16, 2022, the Company sold the property for $270,905 and recognized a loss of $57,318 on disposal.

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

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. The Company had estimated the preliminary purchase price allocations based on historical inputs and data as of June 3, 2021. There were no changes to the inputs in the one year that passed since Tickeri was acquired.

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

The goodwill is not deductible for tax purposes.

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

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. The Company had estimated the preliminary purchase price allocations based on historical inputs and data as of June 30, 2021. There were no changes to the inputs in the one year that passed since Monster was acquired.

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

The goodwill is not deductible for tax purposes.

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

The following table shows the unaudited pro-forma results for the nine months ended September 30, 2022 and 2021, as if the acquisitions had occurred on January 1, 2021. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Tickeri, Monster, BizSecure, Ixaya and the Company for 2021, and BizSecure, Ixaya and the Company for 2022.

Nine Months Ended September 30, 2021
(Unaudited)
Revenues	$2,136,178
Net loss	$(35,763,233)
Net loss per share	$(0.04)

Nine Months Ended September 30, 2022
(Unaudited)
Revenues	$3,076,646
Net loss	$(31,758,233)
Net loss per share	$(0.02)

NOTE 5: REVENUE

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Revenue:
Services - Production	$1,798,585	$675,119
Services - Ixaya	115,320	-
Merchandise	9,087	181,771
Tickets	1,090,158	508,818
NFTs	1,814	23,275
Rental income	17,691	-
Other	3,491	-
	$3,036,146	$1,388,983

There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 6: FIXED ASSETS

As of September 30, 2022 and December 31, 2021, the Company has the following fixed assets:

	2022	2021
Non-residential property – 20 year-life	$-	$345,497
Equipment – 5 year-life	19,344	5,772
Furniture and fixtures – 5 year-life	16,307	16,307
Accumulated depreciation	(8,739)	(11,129)
	$26,912	$356,447

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

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $14,884 and $5,514, respectively, as the property was placed into service on July 1, 2021.

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

As of September 30, 2022 and December 31, 2021, the Company has the following intangible assets:

	2022	2021
Intellectual property - software – 5 year-life	$3,150,000	$-
Customer relationship – 5 year-life	275,000	-
Domain names – 15 year-life	275,020	-
Accumulated amortization	(457,718)	-
	$3,242,302	$-

In February 2022, the Company acquired intangible assets from BizSecure valued at $2,775,000, and in March 2022 in the acquisition of Ixaya acquired intangible assets valued at $650,000. There were no intangible assets as of December 31, 2021.

Amortization expense for the nine months ended September 30, 2022 was $457,718.

As of September 30, 2022 and December 31, 2021, the Company has recorded goodwill as follows:

	2022	2021
Tickeri	$3,353,392	$3,353,392
Monster Creative	-	3,177,954
BizSecure	3,981,000	-
Ixaya	-	-
	$7,334,392	$6,531,346

In 2021, the Company evaluated ASC 350-20-50 for the goodwill associated with the two acquisitions. The Company determined that there was impairment of goodwill associated with the Tickeri acquisition of $16,733,272 and impairment of goodwill associated with the Monster Creative transaction of $5,470,150 to be recognized in the year ended December 31, 2021, as reflected in operating expenses under the line item Impairment - goodwill. In accordance with ASC 350-20-50-6 (a through d), the Company determined based on the qualitative factors surrounding the Tickeri and Monster Creative acquisitions, which include the foothold of Tickeri in the Latin population of the United States, the development of the Company’s website, and the fact that the former President of Tickeri became the CTO of HUMBL, as well as the services being provided by Monster Creative in production, and the services for both entities in the COVID pandemic, the fair value of Tickeri and Monster Creative did not equate to the value that was paid for these entities. As a result, we recognized the goodwill at the time of purchase for Tickeri, and re-evaluated the goodwill determination as of December 31, 2021 for both Tickeri and Monster Creative which resulted in additional impairment to be recognized. We determined the value based on the multiple of earnings on similar companies evaluated in the ticketing space and in the production space for Monster Creative. Since both Tickeri and Monster Creative services fall under the HUMBL Marketplace segment in 2021 (now Consumer division), the entire impairment of the goodwill is reflected in that segment. The Company determined that the remaining goodwill in Monster Creative was impaired during the nine months ended September 30, 2022.

In 2022, the Company evaluated ASC 350-20-50 for the goodwill associated with the BizSecure and Ixaya acquisitions. The Company determined that there was impairment of goodwill associated with the Ixaya acquisition of $1,008,642 in the three months ended March 31, 2022. We determined the value of Ixaya’s intellectual property based on the multiple of earnings on similar companies evaluated in the blockchain technology space Since Ixaya services fall under the Commercial Division, the impairment of the goodwill for Ixaya is reflected in that division. The Company determined there was no indication of impairment for BizSecure as of September 30, 2022, as the assets purchased have contributed to significant enhancements to the HUMBL Pay app.

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

In 2022, the Company established a service to their HUMBL Pay app users. The “Buy Crypto, Earn Rewards” service enables HUMBL Pay app users the ability through a Company maintained digital asset wallet with Wyre to purchase digital assets (cryptocurrency) and earn rewards. These rewards are not paid by the Company, but by Wyre itself. As it can take 5 to 8 business days to physically settle funds in the Wyre wallet, there may be delays in digital assets being received by customers and the delivery of BLOCKS to BitGo. BitGo is a third-party custodian service that provides the custody for the customers’ BLOCKS. These timing differences occur, and as of September 30, 2022, the BitGo account has been settled and no unfunded liabilities exist.The BitGo account is not the Company’s account; however, represents the pool of all BLOCKS held by and allocated to HUMBL Pay users accounts. The users may choose to transfer the purchased BLOCKS to their individual wallets outside of HUMBL.

In March 2022, the Company purchased an NFT for $406,046. The Company has evaluated the fair value of this NFT as of September 30, 2022 and has determined that there impairment of $258,217 was necessary as the value of similar priced NFTs have declined as of September 30, 2022. The value of the NFT as of September 30, 2022 is $147,823. The NFT will not be amortized as it is considered a non-statutory based digital asset. The NFT is considered a non-current asset while the other digital assets held by the Company are considered current assets. On May 3, 2022, the Company’s CEO contributed capital to pay for this NFT.

In the nine months ended September 30, 2022, the Company purchased $1,010,934 in digital currency expensed $236,323 in the digital currency for future endeavors and for payment of expenses, received commissions on sales of NFTs of $1,814, reflected $1,335,353 in impairment of the intangible asset for digital currency, and recognized a gain on sale of digital assets of $187,009. The Company’s CEO contributed $500,000 worth of BLOCKS to the Company that is included in the digital assets owned by HUMBL.

The value of the digital assets as of September 30, 2022 and December 31, 2021 is $278,599 (of which the value of the non-fungible token of $147,823 is considered a non-current asset) and $2,695, respectively.

The following table presents additional information about the Company’s digital asset holdings during the period ended June 30, 2022:

Digital Assets Owned By HUMBL:

Nine Months Ended September 30, 2022	ETH	BLOCKS	BTC	WETH	DAI	USDCUSDT	Total
Balance – January 1, 2022	$2,664	$-	$28	$-	$-	$3	$2,695
Contribution by CEO	-	500,000	-	-	-	-	500,000
Purchases of digital assets	983,890	24,860	-	-	-	2,184	1,010,934
Purchases of digital assets by customers in the HUMBL Pay App	-	-	-	-	-	1,775,233	1,775,233
Purchases of BLOCKS for HUMBL Pay users and NFT purchase	(521,758)	(14,586)	-	(23,590)	(14,094)	(1,201,205)	(1,775,233)
Transfers	343,842	184,073	5,191	20,192	14,852	(568,150)	-
NFT commissions	1,814	-	-	-	-	-	1,814
Consulting	-	(14,038)	-	-	-	-	(14,038)
Contract labor	-	(104,960)	-	-	-	-	(104,960)
Exchange fees	(105)	-	-	-	-	-	(105)
Advertising expenses	(95,945)	1	(4,719)	-	-	(6,907)	(107,570)
Conferences	(9,650)	-	-	-	-	-	(9,650)
Impairment – digital assets	(791,207)	(540,144)	(327)	(1,972)	(770)	(993)	(1,335,353)
Gain (loss) on disposal of digital assets	86,568	95,011	28	5,370	12	-	187,009
Balance – September 30, 2022	$133	$130,217	$201	$-	$-	$225	$130,776
Digital Assets held at September 30, 2022	0.105302	83,278,584	0.011343	-	0,4223	224.6484

Digital Assets Owned By HUMBL Pay Users (SAB 121 disclosure):

Under SAB 121, companies are required to present the asset and liability at fair value for any crypto-assets and obligations to safeguard crypto-assets. The Company earns no revenue from providing this service to their customers. It is simply an added benefit that HUMBL Pay customers receive for using the app. The “Buy Crypto, Earn Rewards” service enables HUMBL Pay app users the ability through a Company maintained digital asset wallet with Wyre to purchase digital assets (cryptocurrency) and earn rewards. These rewards are not paid by the Company, but by Wyre itself. As it can take 5 to 8 business days to physically settle funds in Wyre, there may be delays in digital assets being received by customers and the delivery of BLOCKS to a BitGo. BitGo is a third-party custodian service that provides the custody for the customers’ BLOCKS These timing differences occur, and as of September 30, 2022, the BitGo account has been settled and no unfunded liabilities exist.

Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform of $946,381. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform.

NOTE 9: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan is due in monthly payments of $7,110 MXN (approximately $350 US$) inclusive of interest and matures in July 2025. As of September 30, 2022, the Company has $11,670 outstanding under the loan. The Company has included $4,243 in current liabilities, and the balance of $7,427 in long-term liabilities.

NOTE 10: NOTES PAYABLE

The Company entered into notes payable as follows as of September 30, 2022 and December 31, 2021. The chart below does not include notes payable that were repaid or converted during 2021:

	2022	2021
Notes payable ($250,000 each), at 2% interest, maturing July 30, 2022; payments due at maturity (see Note 19, “Subsequent Events”)	$-	$500,000

EIDL loan at 3.75% interest, maturing May 18, 2050 (assumed in the acquisition of Tickeri), no payments for 2 years, then monthly payments of $731 per month inclusive of interest	150,000	150,000

Total	150,000	650,000
Less: Current portion	(3,175)	(501,828)
Long-term debt	$146,825	$148,172

Maturities of notes payable for the next five years as of September 30 are as follows:

2023	$3,175
2024	3,582
2025	3,735
2026	3,878
2027	4,026
Thereafter	131,604
$150,000

In the acquisition of Tickeri, the Company assumed a PPP loan and an EIDL loan. The PPP loan was repaid in its entirety in the year ended December 31, 2021. In the acquisition of Monster a $66,117 PPP loan was forgiven in the year ended December 31, 2021 and the forgiveness of this debt is reflected in other income. Interest expense for the nine months ended September 30, 2022 and 2021 was $10,426 and $6,619, respectively. Accrued interest at September 30, 2022 was $13,716.

NOTE 11: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable as follows as of September 30, 2022 and December 31, 2021:

	2022	2021
Notes payable ($5,000,000 each), at 5% interest, maturing December 3, 2022 for acquisition of Tickeri (see Note 4) with the two principals of Tickeri, one of which is an officer of the Company as well; payments due at maturity	$10,000,000	$10,000,000

Notes payable ($435,000 and $65,000), at 5% interest, originally maturing April 1, 2022, extended to October 1, 2022 for the acquisition of Monster (see Note 4) with the two principals of Monster; payments due at maturity (increased note balance by $18,000 to the two noteholders for the extension which did not constitute a material modification of a debt instrument)	333,000	500,000

Notes payable ($271,250 and $215,000), at 3% interest, maturing December 31, 2022, with family relatives of the two principals of Monster; payments due at maturity	486,250	486,250

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing February 22, 2025, payment due at maturity	3,000,000	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing March 31, 2025, payment due at maturity	1,500,000	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing July 26, 2025, payment due at maturity	2,000,000	-

Advance – officer – Ixaya, on demand, no interest	3,745	-

Total	17,322,995	10,986,250
Less: Current portion	(10,822,995)	(10,986,250)
Long-term debt	$6,500,000	$-

Maturities of notes payable – related parties as of September 30 is as follows:

2023	$10,822,995
2024	-
2025	6,500,000
$17,322,995

Interest expense for the nine months ended September 30, 2022 and 2021 was $525,063 and $172,962, respectively. Accrued interest at September 30, 2022 was $834,001.

NOTE 12: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible promissory notes as follows as of September 30, 2022 and December 31, 2021:

	2022	2021
Convertible note, at 8% interest, maturing December 23, 2022 convertible into common shares at $0.60 per share	$-	$112,500

Convertible note, at 8% interest, maturing December 23, 2022 convertible into common shares at $0.60 per share	-	112,500

Convertible note at 10% interest, maturing July 14, 2022, extended to December 31, 2022 convertible into common shares at $3.15 per share ($300,000 original issue discount)	2,500,000	3,300,000

Convertible note at 8% interest, maturing March 13, 2023 convertible into common shares at $1.00 per share ($7,500 original issue discount)	-	382,500

Convertible note at 8% interest, maturing March 13, 2023 convertible into common shares at $1.00 per share ($8,250 original issue discount)	-	420,750

Convertible note at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share ($20,000 original issue discount)	1,020,000	1,020,000

Convertible note at 8% interest, maturing March 19, 2023 convertible into common shares at $1,00 per share ($9,750 original issue discount)	-	497,250

Convertible note at 8% interest, maturing March 19, 2023 convertible into common shares at $1.00 per share ($1,500 original issue discount)	-	76,500

Convertible note at 8% interest, maturing March 19, 2023 convertible into common shares at $1.00 per share ($3,000 original issue discount)	-	153,000

Convertible note at 8% interest, maturing April 21, 2023 convertible into common shares at $1.00 per share ($7,500 original issue discount)	-	382,500

Convertible note at 8% interest, maturing April 21, 2023 convertible into common shares at $1.00 per share ($7,500 original issue discount)	-	382,500

Convertible note at 8% interest, maturing June 30, 2023 convertible into common shares at $0.90 per share ($3,000 original issue discount)	-	153,000

Convertible note at 8% interest, maturing September 12, 2023 convertible into common shares at $0.60 per share ($6,000 original issue discount)	-	306,000
	3,520,000	7,299,000
Less: Discounts	(5,294)	(1,674,175)
Total	$3,514,706	$5,624,825

On April 14, 2021 we received bridge financing in the form of a loan in the principal amount of $3,300,000 from Brighton Capital Partners, LLC (“Brighton Capital” or “BCP”) for which we issued them a convertible promissory note due 15 months after April 14, 2021 (July 14, 2022), and extended this note to December 31, 2022 for no consideration and thus it was deemed to not be a material modification to the debt instrument. The note bears interest at 10% per annum and is convertible at Brighton Capital’s election at a fixed price of $3.15 per share. The Company recognized a $300,000 original issue discount at inception of this convertible note.

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

During the three months ended September 30, 2022, BCP converted $800,000 in principal for 30,338,978 shares. The Company recorded a $305,967 loss on conversion for these issuances.

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

Maturities of convertible promissory notes as of September 30 are as follows (with discount):

2023	$3,514,706

$3,514,706

The Company recognized $0 and $1,857,428 in original issue discounts, debt discounts and BCF discounts on the convertible notes in the nine months ended September 30, 2022 and 2021. The Company evaluated the terms of the convertible notes and warrant agreements and determined that there were no terms that would necessitate the recognition of any derivative liabilities. The Company is amortizing the debt discounts over the life of the convertible notes based on the effective interest method.

Interest expense for the nine months ended September 30, 2022 and 2021 was $444,778 and $259,953, respectively. Amortization of debt discount, original issue discount and BCF discount was $418,354 and $489,848 for the nine months ended September 30, 2022 and 2021, respectively. Accrued interest at September 30, 2022 was $672,175.

On March 31, 2022, the Company entered into exchange agreements with most of their convertible note holders to exchange $2,979,000 of notes payable and $197,804 of accrued interest on those notes into 37,374,170 shares of common stock. The exchange agreements resulted in a $1,250,527 adjustment for the unvested debt discount at the time of the convertible note exchanges to common stock. This amount is reflected in the amortization of debt discounts in other income (expense) in the consolidated statement of operations for the nine months ended September 30, 2022. The unamortized debt discount of $1,250,527 represents the loss on these exchange transactions.

NOTE 13: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company entered into convertible promissory notes as follows as of September 30, 2022 and December 31, 2021:

	2022	2021
Convertible note at 5% interest, maturing December 31, 2022 convertible into common shares at $1.20 per share (two notes – one for $6,525,000 and one for $975,000) for the acquisition of Monster Creative, LLC (see Note 4) with the two principals of Monster; payments due at maturity	$7,500,000	$7,500,000
	7,500,000	7,500,000
Less: Current portion	(7,500,000)	(7,500,000)
Total	$-	$-

Maturities of convertible promissory notes – related parties as of September 30 are as follows:

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

Interest expense for the nine months ended September 30, 2022 and 2021 was $280,479 and $94,521, respectively, and accrued interest as of September 30, 2022 was $469,521.

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, and 570,000 shares of Series B Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

On February 26, 2021, the Company issued 493 shares of Series B Preferred Stock for services rendered that were cancelled. On April 15, 2021, the Company revised their issuances and issued with an effective date of March 31, 2021, 2,272 Series B Preferred shares for services rendered. Of the 2,272 shares issued, 528 are vested immediately, 1,219 are vested over one year, and 525 are vested over two years. The vesting period commenced January 1, 2021. All of the Series B Preferred Shares issued have one-year lock up provisions to convert into common stock from the date of the merger of December 3, 2020. For the nine months ended September 30, 2022 and year ended December 31, 2021, the Company expensed $16,500 and $401,900 for these Series B Preferred grants.

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

During the three months ended September 30, 2022, there were 20,801 Series B Preferred shares converted into 208,010,000 common shares, and on September 21, 2022, the Company’s CEO cancelled 45,000 Series B Preferred shares (the equivalent of 450,000,000 common shares) for no consideration.

As of September 30, 2022, the Company has 429,543 shares of Series B Preferred Stock issued and outstanding.

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

Common Stock

The Company has 7,450,000,000 shares of common stock, par value $0.00001, authorized. The Company has 1,790,822,117 and 1,023,039,433 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. The Company on February 26, 2021 increased its authorized shares from 5,000,000,000 to 7,450,000,000 shares.

In March 2021 there was an adjustment for 41,156 shares of common stock from the reverse stock split on February 26, 2021.

On April 26, 2021, the Company, issued 437,500 shares of common stock for the sale of the Chile country rights. The value of this transaction was $1,000,000 received in cash.

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

In the three months ended September 30, 2022, the Company: (a) issued 11,698,750 shares for services rendered; (b) issued 208,010,000 shares in conversion of 20,801 Series B Preferred stock; (c) 30,338,978 shares for conversion of notes payable valued at $800,000, and recognized a loss on conversion of these shares in the amount of $305,967; and (d) the Company redeemed 1,000,000 shares of common stock in a settlement. In September 2022, the Company received $425,000 from three investors as part of a total of $575,000 for 38,333,333 shares and 76,666,666 warrants with a strike price of $0.03 and $0.04 (38,333,333 each). The remaining $150,000 was received in October 2022 and the shares were issued in October 2022. The Company has included the $425,000 in additional paid in capital as of September 30, 2022.

During the three months ended September 30, 2022, the Company expensed $1,192,808 related to shares issued to consultants and advisors for services as noted above, leaving $2,217,494 of stock-based compensation yet to be expensed as of September 30, 2022. The Company has reduced their obligation to issue common stock by 198,750 shares and as of September 30, 2022 has an obligation to issue 198,750 shares valued at $4,969. These shares were issued in October 2022.

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

On May 21, 2021, the Company entered into a consulting agreement and granted 25,000,000 warrants under this agreement. The warrants have a term of 5 years and expire May 21, 2026. The value of the warrants is $19,132,393 and is being expensed over the 5 year period. The Company expensed $2,869,859 for the nine months ended September 30, 2022 and $2,337,341 for the year ended December 31, 2021 for these warrants.

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

On October 6, 2021, the Company entered into a consulting agreement and granted 6,000,000 warrants under this agreement. The warrants have a term of 4 years and expire September 30, 2025. The warrants vest as follows: 750,000 per quarter for the quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022; 1,000,000 upon release of a fully functional cryptocurrency wallet by December 31, 2021, which criteria was satisfied; and 2,000,000 upon the completion of peer-to-peer in the mobile application by March 31, 2022. The Company has expensed $1,146,998 with respect to these warrants for the year ended December 31, 2021 and $2,706,914 for the nine months ended September 30, 2022.

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

On December 31, 2021, the Company entered into a consulting agreement and granted 1,500,000 warrants under this agreement. The warrants have a term of 2 years and expire December 31, 2023. The warrants vest as follows: 500,000 immediately and 250,000 quarterly through December 31, 2022. The Company has expensed $112,410 with respect to these warrants for the year ended December 31, 2021 and $224,820 for the nine months ended September 30, 2022. In the three months ended September 30, 2022, 250,000 of these warrants were forfeited.

On December 31, 2021, the Company entered into a consulting agreement and granted 2,500,000 warrants under this agreement. The warrants have a term of 2 years and expire December 31, 2023. The warrants vest as follows: 750,000 immediately and 150,000 monthly through December 31, 2022. The Company has expensed $168,615 with respect to these warrants for the year ended December 31, 2021 and $404,676 for the nine months ended September 30, 2022. In the three months ended September 30, 2022, 450,000 of these warrants were forfeited.

On September 29, 2022, the Company entered into subscription agreements with investors whereby the Company issued 38,333,333 shares of common stock (issued in October 2022) and granted three-year warrants expiring September 29, 2025 for 38,333,333 warrants at $0.03 per share and 38,333,333 warrants at $0.04 per share. The Company received $425,000 in proceeds as of September 30, 2022 with the remaining $150,000 in proceeds received in October 2022.

The following represents a summary of the warrants:

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	283,650,000	$0.32627	262,725,000	$0.23875

Granted	76,666,666	0.035	40,925,000	0.82643
Exercised	(10,000,000)	0.20	(20,000,000)	0.20
Forfeited	(700,000)	-	-	-
Expired	-	-	-	-
Ending balance	349,616,666	$0.2661	283,650,000	$0.32627
Intrinsic value of warrants	$-		$18,400,000
Weighted Average Remaining Contractual Life (Years)	1.79		2.19

As of September 30, 2022, 267,950,000 warrants are vested.

For the nine months ended September 30, 2022 and 2021, the Company incurred stock-based compensation expense of $6,206,269 and $1,380,721, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of September 30, 2022, there remains unrecognized stock-based compensation expense related to these warrants of $13,925,194 comprising of service-based grants through June 30, 2026.

Options

On October 26, 2021, the Company granted 630,000 stock options to employees. These options have a term of 10 years and are exercisable into shares of common stock at a price of $0.70 per share. As of September 30, 2022, none of the stock options are vested.

On May 26, 2022, the Company granted 8,660,000 stock options to employees. These options have a term of 10 years and are exercisable into shares of common stock at a price of $0.0983 per share. As of September 30, 2022, 2,520,000 of the stock options are vested.

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	630,000	$0.70	-	$-

Granted	8,660,000	0.0983	630,000	0.70
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	9,290,000	$0.1391	630,000	$0.70
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	9.62		9.82

As of September 30, 2022, 2,520,000 options are vested.

For the nine months ended September 30, 2022 and 2021, the Company incurred stock-based compensation expense of $377,147 and $0, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Expected term	10	2-10
Expected volatility	120%	182-409%
Expected dividend yield	-	-
Risk-free interest rate	2.74%	0.10-0.58%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commence vesting on April 1, 2022.

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	-	$-

Granted	26,800,000	0.1689	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	(6,700,000)	-	-	-
Ending balance	20,100,000	$0.1689	-	$-

For the nine months ended September 30, 2022 and 2021, the Company amortized $1,310,630 and $0, of the contingent consideration to additional paid in capital, respectively for the RSUs.

NOTE 15: RELATED-PARTY TRANSACTIONS

Since May 13, 2019 when HUMBL was incorporated, they relied on entities that had common ownership to HUMBL for either assistance with payment of bills or for services rendered to assist HUMBL in bringing their products to market. The Company has not relied on these entities since early 2021 for this assistance. The amounts were largely for shared services that have ceased in 2021. The Company had recorded $0 and $15,200 in the nine months ended September 30, 2022 and 2021 that were recorded in development costs.

In March 2022, the Company’s CEO cancelled 4,900 Series B Preferred shares and in September 2022, the Company’s CEO cancelled 45,000 Series B Preferred shares. These shares are the equivalent of 499,000,000 common shares. The cancellations were done for no consideration.

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

NOTE 17: TECHNOLOGY PARTNERSHIP AGREEMENT

On September 25, 2022, the Company and Great Foods2Go, Inc. (“Technology Partner”) entered into a one-year Technology Partnership Agreement (“Technology Agreement”) whereby the Technology Partner agrees to assist the Company test its products for cloud kitchen and delivery services. These services include technology solutions across branding, payments, search and marketplaces in their cloud kitchen and delivery environments. The Company paid $20,000 on September 22, 2022 for installation costs under this Technology Agreement.

NOTE 18: SEGMENT REPORTING

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

Nine Months Ended September 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$2,920,827	$115,319	$3,036,146
Cost of revenues	1,438,932	72,977	1,511,909
Gross profit	1,481,895	42,342	1,524,237
Total operating expenses net of depreciation, amortization and impairment	22,876,740	1,255,737	24,132,477
Depreciation, amortization and impairment	4,634,356	1,618,412	6,252,768
Other expenses (income)	3,143,021	(18,424)	3,124,597
(Loss) from continuing operations	$(29,172,222)	$(2,813,383)	$(31,985,605)

Three Months Ended September 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$714,725	$59,426	$774,151
Cost of revenues	459,345	36,568	495,913
Gross profit	255,380	22,858	278,238
Total operating expenses net of depreciation, amortization and impairment	6,986,188	359,073	7,345,261
Depreciation, amortization and impairment	3,528,697	215,676	3,744,373
Other expenses (income)	782,397	(8,998)	773,399
(Loss) from continuing operations	$(11,041,902)	$(542,893)	$(11,584,795)

Segmented assets as of September 30, 2022
Property and equipment, net	$26,912	$-	$26,912
Intangible assets	$266,297	$2,976,005	$3,242,302
Intangible assets – digital assets	$130,776	$147,823	$278,599
Goodwill	$3,353,392	$3,981,000	$7,334,392
Capital expenditures	$13,572	$-	$13,572

Nine Months Ended September 30, 2021	HUMBL Pay	HUMBL Marketplace	Total
Segmented operating revenues	$13,778	$1,375,205	$1,388,983
Cost of revenues	-	604,217	604,217
Gross profit	13,778	770,988	784,766
Total operating expenses net of depreciation, amortization and impairment	9,534,193	9,468,272	19,002,465
Depreciation, amortization and impairment	215	12,179,825	12,180,040
Other (income) expense	2,155,966	2,110,110	4,266,076
Income (loss) from operations	$(11,676,596)	$(22,987,219)	$(34,663,815)

Three Months Ended September 30, 2021	HUMBL Pay	HUMBL Marketplace	Total
Segmented operating revenues	$13,778	$1,097,355	$1,111,133
Cost of revenues	-	460,352	460,352
Gross profit	13,778	637,003	650,781
Total operating expenses net of depreciation, amortization and impairment	5,938,141	6,284,279	12,222,420
Depreciation, amortization and impairment	215	38,763	38,978
Other (income) expense	362,270	315,884	678,154
Income (loss) from operations	$(6,286,848)	$(6,001,923)	$(12,288,771)

Segmented assets as of September 30, 2021
Property and equipment, net	$14,087	$347,975	$362,062
Intangible assets, net	$-	$16,259	$16,259
Goodwill	$-	$16,593,706	$16,593,706
Capital expenditures	$14,301	$353,275	$367,576

The HUMBL Financial sector is reflected in discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2022 and 2021.

NOTE 19: LEGAL PROCEEDINGS

We have been sued in the United States District Court for the Southern District of California in a case styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No.22CV0723 AJB BLM, which is a putative shareholder derivative class action since November 21, 2020 for alleged violations of the federal securities laws by allegedly making false and misleading statements regarding our business and operations, more specifically that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line and that we sold unregistered securities through our BLOCK Exchange Traded Index products, all of which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

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

NOTE 20: SUBSEQUENT EVENTS

In the period October 1, 2022 through November 11, 2022, the Company issued 65,470,000 shares of common stock in the conversion of 6,547 shares of Series B Preferred stock.

In October 2022, the Company issued 198,750 shares of common stock that were accrued as of September 30, 2022 in the Obligation to Issue Common Stock.

The Company issued 38,333,333 shares of common stock for investments of $575,000, of which $425,000 was received in September 2022 and the balance in October 2022, and issued 43,661,022 shares of common stock in conversion of convertible notes payable of $513,454, and recognized a loss on conversion on these issuances of $233,638.

On October 31, 2022, the Company’s Board of Directors approved a 1:10 reverse stock split and filed an amendment to the Certificate of Incorporation with the State of Delaware. The Company filed a Preliminary Schedule 14C on November 2, 2022 for the reverse stock split. Once the reverse stock split is effective, the Company will retroactively reflect the share amounts and per share figures in accordance with SAB Topic 4C.

On November 2, 2022, the Company acquired BM Authentics (“BM”), a provider of sports merchandise ranging from autographed jerseys, bats, balls, helmets, and photos for $110,000 in cash and 90,000,000 shares of common stock (pre-split).

Beginning on November 7, 2022 and ending November 10, 2022, HUMBL, Inc. (“HUMBL”) entered into Securities Purchase Agreements with 11 different investors (the “Purchase Agreements”). Under the terms of the Purchase Agreements, HUMBL sold 69,411,765 shares of its common stock and warrants to purchase 34,705,882 shares of its common stock (the “Warrants”) for a total purchase price of $590,000.00 ($0.0085 per share). The Warrants are exercisable for a period of three years, have a cashless exercise provision and have an exercise price of $0.017 per share.

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

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table sets forth the summary operations for the six months ended June 30, 2022 and 2021:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Revenues	$3,036,146	$1,388,983
Cost of Revenues	$1,511,909	$604,217
Gross Profit	$1,524,237	$784,766
Development Costs	$2,242,668	$1,470,005
Professional Fees	$3,499,345	$2,986,355
Settlement	$1,552,400	$1,870,000
Stock-based compensation	$10,146,188	$10,185,497
Impairment - goodwill	$4,186,596	$12,141,062
Impairment – digital assets	$1,593,570	$33,464
General and Administrative Expenses	$7,164,478	$2,496,122
Interest Expense	$(1,281,335)	$(533,457)
Amortization of Debt Discounts	$(1,668,881)	$(489,848)
Gain on Sale of Digital Assets	$187,009	$29,029
Beneficial conversion feature	$-	$(3,300,000)
Loss on sale of assets	$(57,318)	$-
Loss on conversion of convertible notes payable	$(305,967)	$-
Other income	$1,895	$28,200
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(31,985,605)	$(34,663,815)

Revenues

Revenues for the nine months ended September 30, 2022 were $3,036,146 as compared to $1,388,983 for the nine months ended September 30, 2021, an increase of $1,647,163. The increase was due to the ticketing revenue recognized of $1,090,158 as well as from services rendered from Monster Creative of $1,798,585. In 2021, our revenue was from sales of merchandise and a partial period of ticketing revenue post-acquisition of Tickeri and three months of Monster Creative production revenue.

Cost of Revenues and Gross Profit

Cost of revenues for the nine months ended September 30, 2022 were $1,511,909 as compared to $604,217 for the nine months ended September 30, 2021, an increase of $907,692. The increase was primarily due to the direct labor attributable to ticketing and production services. Our gross profit grew by 94% from 2021 to 2022 as a result of the production services and ticketing aspects of the business.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $30,385,245 as compared to $31,182,505 for the nine months ended September 30, 2021, a decrease of $797,260. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to decrease in our next 12 months as we look to scale back on outside contract labor. Approximately 58% of our operating expenses relate to non-cash charges in 2022 and these charges comprise of over $17,475,000. We do expect that our non-cash charges will remain the same in the next few quarters as out stock-based compensation completes the vesting terms.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the nine months ended September 30, 2022 were $2,242,668 compared with $1,470,005 for the nine months ended September 30, 2021. The increase of development costs related to the roll out of various projects such as the HUMBL Wallet and Search3 that are in development as well as enhancements in the HUMBL Pay app for 2022. In 2021, a majority of the development costs went towards the HUMBL Pay app.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the nine months ended September 30, 2022 were $3,499,345 compared to $2,986,355 for the nine months ended September 30, 2021. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs. We expect that these costs will decrease during the remainder of 2022 into 2023.

Settlement

The Company incurred $1,552,400 in settlement expenses which are included in our operating expenses for the nine months ended September 30, 2022 related to agreements with individuals for liabilities incurred. We incurred $1,870,000 in settlement expenses for the nine months ended September 30, 2021.

Stock-Based Compensation

The Company incurred $10,146,188 in stock-based compensation expenses for the nine months ended September 30, 2022 compared to $10,185,497 for the nine months ended September 30, 2021 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to remain consistent in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Goodwill and Digital Assets and Stock-Based Compensation

The Company incurred $4,186,596 in non-cash charges related to impairment of goodwill, and $1,593,570 in impairment of our digital assets in the nine months ended September 30, 2022. The goodwill impairment related to the impairment of the goodwill in the Ixaya acquisition. This impairment was part of our Commercial segment. The impairment of the digital assets was based on the valuation changes in the digital assets we hold. We incurred $12,141,062 in goodwill impairment on the Tickeri acquisition in the nine months ended September 30, 2021.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2022 were $7,164,478 compared with $2,496,122 for the nine months ended September 30, 2021. The increase in general and administrative expenses of $4,668,356 is related to the operations of Tickeri ($628,000), operations of Monster advertising and business development ($673,000), operations of Ixaya of ($146,000), advertising expenses ($120,000), travel ($188,000), general office expenses (approximately $225,000), insurance (approximately $48,000), amortization and depreciation expenses ($473,000), penalties ($700,000) and the addition of management and employees to grow our business (approximately $1,400,000). The general and administrative expenses related to the nine months ended September 30, 2021 related to mostly operating expenses to complete the merger with Tesoro and the startup of the HUMBL Marketplace and Pay divisions.

There were no significant operations prior to the completion of the merger in February 2021. We expect our general and administrative expenses to be consistent in the next 12 months, unless we acquire other businesses that will add expenses to the Company.

Other Income (Expense)

In the nine months ended September 30, 2022 we incurred $3,124,597 in other expenses, compared to $4,266,076 in other expenses in the nine months ended September 30, 2021, a decrease of $1,141,479. The other expenses relate to amortization of discounts of $1,668,881 and $489,848, respectively for the 2022 and 2021 periods, as well as interest expense of $1,281,335 and $533,457, respectively. gain on sale of digital assets of $187,009 and $29,029, and in 2021 we incurred a $3,300,000 charge for a beneficial conversion feature on a convertible note payable and in 2022 we had a loss on sale of assets of $57,318, and a loss on conversion of convertible notes payable of $305,967. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Provision for Income Taxes

We incurred no provision for state income taxes in the nine months ended September 30, 2022 and 2021.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the nine months ended September 30, 2022 was ($31,985,605) as compared to a net loss of ($34,663,815) for the nine months ended September 30, 2021. The $2,678,210 decrease in the net loss was due to the changes noted herein.

Discontinued Operations

Net loss from operations from discontinued operations for the nine months ended September 30, 2022 was ($7,945) as compared to a net loss of ($280,602) for the nine months ended September 30, 2021. The discontinued operations relate to the suspension of operations related to the Company’s ETX products that occurred in February 2022.

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

Nine Months Ended September 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$2,920,827	$115,319	$3,036,146
Cost of revenues	1,438,932	72,977	1,511,909
Gross profit	1,481,895	42,342	1,524,237
Total operating expenses net of depreciation, amortization and impairment	22,876,740	1,255,737	24,132,477
Depreciation, amortization and impairment	4,634,356	1,618,412	6,252,768
Other expenses (income)	3,143,021	(18,424)	3,124,597
(Loss) from continuing operations	$(29,172,222)	$(2,813,383)	$(31,985,605)

Segmented assets as of September 30, 2022
Property and equipment, net	$26,912	$-	$26,912
Intangible assets	$266,297	$2,976,005	$3,242,302
Intangible assets – digital assets	$130,776	$147,823	$278,599
Goodwill	$3,353,392	$3,981,000	$7,334,392
Capital expenditures	$13,572	$-	$13,572

Nine Months Ended September 30, 2021	HUMBL Pay	HUMBL Marketplace	Total
Segmented operating revenues	$13,778	$1,375,205	$1,388,983
Cost of revenues	-	604,217	604,217
Gross profit	13,778	770,988	784,766
Total operating expenses net of depreciation, amortization and impairment	9,534,193	9,468,272	19,002,465
Depreciation, amortization and impairment	215	12,179,825	12,180,040
Other (income) expense	2,155,966	2,110,110	4,266,076
Income (loss) from operations	$(11,676,596)	$(22,987,219)	$(34,663,815)

The HUMBL Financial sector is reflected in discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2022 and 2021.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table sets forth the summary operations for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30, 2022	September 30, 2021

Revenues	$774,151	$1,111,133
Cost of Revenues	$495,913	$460,352
Gross Profit	$278,238	$650,781
Development Costs	$167,265	$713,993
Professional Fees	$1,754,463	$928,761
Settlement	$432,000	$-
Stock-based compensation	$3,350,541	$8,619,429
Impairment - goodwill	$3,177,954	$-
Impairment – digital assets	$381,688	$33,464
General and Administrative Expenses	$1,825,723	$1,965,751
Interest Expense	$(488,715)	$(389,588)
Amortization of Debt Discounts	$(12,614)	$(342,595)
Gain on Sale of Digital Assets	$91,215	$29,029
Loss on sale of assets	$(57,318)	$-
Loss on conversion of convertible notes payable	$(305,967)	$-
Other income	$-	$25,000
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(11,584,795)	$(12,288,771)

Revenues

Revenues for the three months ended September 30, 2022 were $774,151 as compared to $1,111,133 for the three months ended September 30, 2021, a decrease of $336,982. The decrease was due to the services rendered from Monster Creative. Ticketing revenue was consistent for the periods presented.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended September 30, 2022 were $495,913 as compared to $460,352 for the three months ended September 30, 2021, an increase of $35,561. The increase was primarily due to the direct labor attributable to ticketing and production services. Our gross profit decreased by 57% from 2021 to 2022 as a result of the production services and ticketing aspects of the business.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $11,089,634 as compared to $12,261,398 for the three months ended September 30, 2021, a decrease of $1,171,764. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to decrease in our next 12 months as we look to scale back on outside contract labor. Approximately 66% of our operating expenses relate to non-cash charges in 2022 and these charges comprise of over $7,342,000. We do expect that our non-cash charges will remain the same in the next few quarters as out stock-based compensation completes the vesting terms.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the three months ended September 30, 2022 were $167,265 compared with $713,993 for the three months ended September 30, 2021. The decrease of development costs related to scaling back of technology contractors in 2022. In 2021, a majority of the development costs went towards the HUMBL Pay app.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended September 30, 2022 were $1,754,463 compared to $928,761 for the three months ended September 30, 2021. The increase in professional fees related to the professional fees incurred in regulatory filings as well as due diligence and legal fees associated with mergers and acquisitions activity. We expect that these costs will decrease during the remainder of 2022 into 2023.

Settlement

The Company incurred $432,000 in settlement expenses which are included in our operating expenses for the three months ended September 30, 2022 related to shares issued in termination of an EFA entered into in 2021. We incurred $0 in settlement expenses for the three months ended September 30, 2021.

Stock-Based Compensation

The Company incurred $3,350,541 in stock-based compensation expenses for the three months ended September 30, 2022 compared to $8,619,429 for the three months ended September 30, 2021 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to remain the same in the next few quarters as out stock-based compensation completes the vesting terms. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Goodwill and Digital Assets and Stock-Based Compensation

The Company incurred $3,177,954 in non-cash charges related to impairment of goodwill, and $381,688 in impairment of our digital assets in the three months ended September 30, 2022. This impairment of goodwill was part of our Commercial segment. The impairment of the digital assets was based on the valuation changes in the digital assets we hold. We incurred $0 in goodwill impairment and $33,464 in impairment of digital assets in the three months ended September 30, 2021.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 were $1,825,723 compared with $1,965,751 for the three months ended September 30, 2021. The decrease in general and administrative expenses of $140,028 is related to increases in the operations of Tickeri ($120,000), operations of Monster advertising and business development ($150,000), operations of Ixaya ($45,000), amortization and depreciation expenses ($470,000), offset by the reduction of management and employees to grow our business (approximately $650,000) and reductions in overhead and travel costs ($285,000). The general and administrative expenses related to the three months ended September 30, 2021 related to mostly operating expenses for Tickri, Monster and corporate overhead for regulatory filings and tech advances.

There were no significant operations prior to the completion of the merger in February 2021. We expect our general and administrative expenses to be consistent in the next 12 months, unless we acquire other businesses that will add expenses to the Company.

Other Income (Expense)

In the three months ended September 30, 2022 we incurred $773,399 in other expenses, compared to $678,154 in other expenses in the three months ended September 30, 2021, an increase of $95,245. The other expenses relate to amortization of discounts of $12,614 and $342,595, respectively for the 2022 and 2021 periods, as well as interest expense of $488,715 and $389,588, respectively, and gain on sale of digital assets of $91,215 and $29,029, and a loss on sale of assets in 2022 of $57,318, and a loss on conversion of convertible notes payable of $305,967. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Provision for Income Taxes

We incurred no provision for state income taxes in the three months ended September 30, 2022 and 2021.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the three months ended September 30, 2022 was ($11,584,795) as compared to a net loss of ($12,288,771) for the three months ended September 30, 2021. The $703,976 decrease in the net loss was due to the changes noted herein.

Discontinued Operations

Net loss from operations from discontinued operations for the three months ended September 30, 2022 was $0 as compared to a net loss of ($23,295) for the three months ended September 30, 2021. The discontinued operations relate to the suspension of operations related to the Company’s ETX products that occurred in February 2022.

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

Three Months Ended September 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$714,725	$59,426	$774,151
Cost of revenues	459,345	36,568	495,913
Gross profit	255,380	22,858	278,238
Total operating expenses net of depreciation, amortization and impairment	6,986,188	359,073	7,345,261
Depreciation, amortization and impairment	3,528,697	215,676	3,744,373
Other expenses (income)	782,397	(8,998)	773,399
(Loss) from continuing operations	$(11,041,902)	$(542,893)	$(11,584,795)

Three Months Ended September 30, 2021	HUMBL Pay	HUMBL Marketplace	Total
Segmented operating revenues	$13,778	$1,097,355	$1,111,133
Cost of revenues	-	460,352	460,352
Gross profit	13,778	637,003	650,781
Total operating expenses net of depreciation, amortization and impairment	5,938,141	6,284,279	12,222,420
Depreciation, amortization and impairment	215	38,763	38,978
Other (income) expense	362,270	315,884	678,154
Income (loss) from operations	$(6,286,848)	$(6,001,923)	$(12,288,771)

The HUMBL Financial sector is reflected in discontinued operations on the consolidated statement of operations for the three months ended September 30, 2022 and 2021.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2022, we had $1,258,122 in cash. In the nine months ended September 30, 2022, the Company’s subsidiaries experienced positive cash flow from operations generating over $3,036,146 in revenue. The Company expanded their product offerings through the acquisition of BizSecure, Inc. and the acquisition of Ixaya. These entities will be instrumental in the roll out of HUMBL’s Blockchain Services Group which currently is focused on providing services to governments as well as businesses. We also received $6,500,000 in related party long-term promissory notes and $2,000,000 from the exercise of 10,000,000 warrants, and $575,000 from investors in the sale of common stock and warrants. The Company intends to continue to pursue additional resources to continue the development of our core products and the roll out of new products.

We had a working capital deficit of $27,739,267 as of September 30, 2022 as compared to a working capital deficit of $20,965,419 as of December 31, 2021, respectively. The increase in the working capital deficit is the result of the incurrence of expenditures related to the commencement of the various products and the current potion of debt that is due in the next 12 months. The Company believes it has adequate capital resources to meet its cash requirements during the next 12 months as they continue to grow and develop suitable sources of capital. A majority of the Company’s operating expenses (over 58%) are the result of non-cash charges such as impairment of goodwill and stock-based compensation. The actual monthly cash burn of the Company is approximately $1,137,000 per month at this time and as our core products come online, this is likely to decrease as much of this is directly related to the in-house and outsourced technology team. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Net cash used in operating activities was $10,237,638 and $6,428,256 for the nine months ended September 30, 2022 and 2021, respectively. The $3,809,382 increase in net cash used in operating activities was primarily a result of the non-cash charges impacting our net loss from 2021 to 2022, such as the impairment of goodwill for Tickeri in 2021 versus the impairment for Ixaya in 2022. Additionally, we increased our accounts payable and accrued expenses by $1,747,142 from 2021 to 2022 and had net cash decreases as a result of changes in our digital assets of $915,684.

Net cash used in investing activities was $572,402 for the nine months ended September 30, 2022 related to purchases of fixed assets of $13,572 and cash paid, net of amounts received in the acquisition of Ixaya of $148,675, purchases of a non-fungible token of $406,040 and domain names of $275,020 as well as proceeds received from the sale of fixed assets of $270,905. In the nine months ended September 30, 2021 we incurred investing activities of $237,182 related to $367,576 for purchases of fixed assets, $127,377 in cash received in the acquisition of Tickeri, and $3,017 in cash received in the acquisition of Monster Creative.

Cash provided by financing activities was $8,574,949 and $7,409,814 for the nine months ended September 30, 2022 and 2021, respectively. Cash was provided through proceeds from sales of membership interests in HUMBL LLC in 2021 of $10,000, proceeds from the issuance of common stock for cash for $1,000,000, proceeds from the issuance of convertible notes of $6,400,000, and repayment of notes payable of $186. In 2022, the Company raised $2,000,000 from the exercise of warrants and proceeds from related party notes in the amount of $6,502,645, and a contribution of capital of $406,040 (as well as non-cash contribution of capital of $500,000) by the Company’s CEO as well as repayments of notes payable, related party notes and bank loans of $708,736 and the purchase of treasury shares of $50,000 that was subsequently retired.

Since the date of the reverse merger in December 2020 we have financed our operations through sales of common and preferred stock and the issuance of debt.

Off-Balance Sheet Arrangements

As September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been sued in the United States District Court for the Southern District of California in a case styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No.22CV0723 AJB BLM, which is a putative shareholder derivative class action since November 21, 2020 for alleged violations of the federal securities laws by allegedly making false and misleading statements regarding our business and operations, more specifically that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line and that we sold unregistered securities through our BLOCK Exchange Traded Index products, all of which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2022, we entered into four Securities Purchase Agreements (the “Purchase Agreements”) pursuant to which we sold common stock and warrants to purchase common stock. On September 21, 2022, we entered into four Global Amendments (“Global Amendments”) that amended the Purchase Agreements. Under the terms of the Purchase Agreements, HUMBL sold 29,625,000 shares of its common stock ($0.04 per share) and warrants to purchase 59,250,000 shares of its common stock (the “Warrant Shares”) for a total purchase price of $1,185,000. The warrants are exercisable for a period of three years and are cash exercise only warrants. Of the Warrant Shares, 50,362,500 are exercisable at an exercise price of $0.075 and 8,887,500 are exercisable at an exercise price of $0.10.

The Global Amendments (i) reduced the aggregate purchase price under the Purchase Agreements to $575,000, (ii) revised the closing date to September 29, 2022 instead of August 25, 2022, (iii) increased the number of Shares purchased under the Purchase Agreement to 38,333,333 shares of HUMBL common stock ($0.015 per share), (iv) increased the total number of Warrant Shares to 76,666,666, (v) decreased the exercise price on 38,333,333 Warrant Shares to $0.04, and (vi) decreased the exercise price on 38,333,333 Warrant Shares to $0.03.

The proceeds received from the foregoing sales of equity securities were used for general corporate purposes.

Beginning on November 7, 2022 and ending November 10, 2022, HUMBL, Inc. (“HUMBL”) entered into Securities Purchase Agreements with 11 different investors (the “Purchase Agreements”). Under the terms of the Purchase Agreements, HUMBL sold 69,411,765 shares of its common stock and warrants to purchase 34,705,882 shares of its common stock (the “Warrants”) for a total purchase price of $590,000.00 ($0.0085 per share). The Warrants are exercisable for a period of three years, have a cashless exercise provision and have an exercise price of $0.017 per share.

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

HUMBL, Inc.

Date: November 14, 2022	By:	/s/ BRIAN FOOTE
Brian Foote
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

