Form 10-K
period 2022-12-31
HUMBL, INC.
filed 2023-04-06
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-31267

HUMBL, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-2948019
State or other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

600 B Street, Suite 300 San Diego, CA	92101
Address of Principal Executive Offices	Zip Code

(786) 738 9012

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HMBL	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates was $73,046,042.95 at the close of business on July 30, 2022 (the last business day of the registrant’s fiscal 2022 second fiscal quarter) based on the closing price of the common stock as reported on the June 30, 2022. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2023, there were 3,005,310,839 shares of the registrant’s Common Stock outstanding.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements, which are identified by the words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in “Item 1. Business,” Item 1A “Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

1

PART I

ITEM 1. BUSINESS

OVERVIEW

HUMBL, Inc. (“HUMBL” or the “Company”) is a Web 3, digital commerce company that operates a platform to connect consumers, businesses and governments in the digital economy. HUMBL provides simple tools and packaging for complex new technologies such as blockchain, in the same way that previous cycles of e-commerce and the cloud were more simply packaged by companies such as Facebook, Apple, Amazon and Netflix over the past several decades. The Company through its product offerings is looking to simplify and package the digital economy for consumers, corporations and governments.

The goal of HUMBL is to provide ready built tools and platforms for consumers and merchants to seamlessly participate in the digital economy. HUMBL is built on a patent-pending, decentralized technology stack that utilizes both core and partner technologies to provide faster connections to the digital economy and each other.

The Company is organized into two divisions: a) HUMBL Consumer, and b) HUMBL Commercial. Through these two divisions the Company offers its core products and services. The majority of the Company’s operations prior to 2022 were focused on the consumer division.

HUMBL – A Web 3 Commerce Platform

HUMBL was founded to deliver an integrated, Web 3 digital commerce platform for consumers, merchants and governments. HUMBL has delivered one of the first integrated technology environments in which a digital wallet, search engine, social media and marketplace listings can be used together by consumers in one place. The HUMBL platform is comprised of the following key components described below.

HUMBL Consumer Division

●	HUMBL Wallet
●	HUMBL Search Engine
●	HUMBL Tickets
●	HUMBL Marketplace
●	HUMBL Social
●	HUMBL Metaverse Stores

HUMBL Commercial Division

●	HUMBL Blockchain Services

HUMBL Wallet

The HUMBL Wallet is the centerpiece of the Web 3 consumer experience on the HUMBL platform. The HUMBL Wallet is self-custodied by the individual; ensuring that they have full control over their digital assets and private keys.

Customers can use the HUMBL Wallet to send and receive digital assets, interact on the HUMBL Social platform, perform web searches on the HUMBL Search Engine, store and manage their NFTs, consume content via MP4 multimedia player and more.

The HUMBL Wallet drives revenue through: a) digital asset swaps, in which the customer can use the self-custodied HUMBL digital wallet to swap from one digital asset to another on the Ethereum blockchain, and b) purchasing crypto through Sardine, a third-party service that allows customers to buy digital assets with credit cards.

The HUMBL Wallet is also connected to the BLOCKS Registry, a decentralized blockchain registry that allows customers to authenticate digital items, such as NFTs, and track the chain of custody to ensure reduced fraud, forgery and theft in the digital markets.

HUMBL Wallet customers have the obligation to perform their own tax record keeping and tracking of assets and swaps in the self-custodied wallet; as well as backup of their private keys, to ensure the recoverability, data security and storage of their digital assets.

The HUMBL Wallet is equipped with 2-factor authentication; as well as biometric security features, which are handled by the handset and its manufacturer. HUMBL does not store or have access to any biometric information related to its verified users.

The HUMBL Wallet uses SumSub, a third-party service provider, to perform KYC / KYB and authenticate customers. HUMBL does not capture or store consumers’ information on HUMBL’s servers, except for their corresponding name, wallet address and email address for basic communications with the verified user. HUMBL does not resell its customers data.

The HUMBL Wallet is available in over 130 countries and is not available in any OFAC Countries.

HUMBL Search Engine

The HUMBL Search Engine is available via the HUMBL Wallet and the HUMBL website. The HUMBL Search Engine allows customers to search for standard Web 2 content such as news, images and video search capabilities. The company also recently completed the development of its HUMBL Ads portal, which can be used to customize advertising programs for clients. This includes traditional search advertising such as display ads, location targeting and cost-per-click performance advertising.

The HUMBL Search Engine also offers Web 3 blockchain-based search features such as the ability to search major NFTs across Ethereum, Polygon, BLOCKS, Gnosis and Solana. Consumers are able to confirm that certain NFTs have been “Verified by BLOCKS” to protect against the fraud and forgery in the NFT market. The search engine also shows customers where certain NFTs are available for purchase across various marketplaces.

HUMBL Tickets

HUMBL Tickets is initially focused on the offering of secondary (resale) tickets to thousands of live events across North America. HUMBL Tickets inventory listings and ticket fulfillment are provided by Ticket Evolution and HUMBL earns a commission for each sale through its website.

The ticketing content provided on HUMBL Tickets spans across major live music, sports, festivals and events in multiple countries. HUMBL Tickets advertises its services primarily across social media, including its own HUMBL Social platform.

HUMBL is also exploring the development of primary ticketing and peer-to-peer ticketing sales via blockchain technology and dynamic QR codes, with ticket storage inside the HUMBL Wallet as future digital collectibles; along with authenticated content, ratings and reviews from ticketed events on the HUMBL Social platform via verified profiles, commemorative icons and attendance badges.

HUMBL Marketplace

The HUMBL Marketplace was designed to pair authenticated buyers and sellers in verified, digital commerce. The HUMBL Marketplace currently works with clients such as professional athletes, brands, and marketing and talent agencies, to provide sports merchandise ranging from autographed jerseys, bats, balls, helmets, photos and more.

The HUMBL Marketplace mitigates forgeries by pairing physical merchandise with digital certificates of registration. Merchandise is made available on the HUMBL platform and is verified, registered, and cataloged on the blockchain.

The HUMBL Marketplace also allows for the minting and listing of non-fungible tokens (NFTs) as digital collectibles, that allow pre-approved individuals to monetize their digital images, multimedia content and catalogues on the blockchain.

HUMBL is a software platform and does not act as a broker, financial institution, or creditor for digital collectibles. We facilitate transactions between the buyer and seller in the auction/sale process, but we are not a party to any agreement between the buyer and seller or between any users.

HUMBL Social

HUMBL Social is one of the world’s first user-verified social media platforms. The social media platform is available via web browser and the HUMBL Wallet. The goal of HUMBL Social is to provide real people, real profiles and real merchants with a place to connect on the worldwide web.

HUMBL Social supports only verified user profiles, to ensure authenticity of the platform. This helps to reduce the fake profiles, product ratings and reviews that have plagued major Web 2 social media platforms due to the allowance of anonymous profiles and non-verified sellers. The HUMBL Social platform is available in over 130+ countries via the HUMBL Wallet and web browser.

HUMBL Metaverse Stores

HUMBL has created technology to build customized metaverse stores for brands, athletes, entertainers and celebrities. HUMBL’s first metaverse store was created for Major League Baseball player Ke’Bryan Hayes and his father Charlie Hayes, a retired Major League Baseball player. The brand metaverse store is called the “House of Hayes” and supports the development of an immersive player experience, in which customers can navigate a simulated environment of historical artwork and current digital collectibles. Custom artwork was provided by Topps “Sports Artist of the Year” Lauren Taylor, in the form of digital collectibles that rotated on screens throughout the environment. Endorsement sporting goods brands of Ke’Bryan Hayes, such as Wilson, Franklin and Old Hickory, also supported product placement and sell-through environments for products such as authentic baseball bats and gloves. An immersive Wilson Amphitheatre was also created for multimedia press conferences or media interactions with Ke’Bryan Hayes’ avatar.

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

Our solutions enable municipalities, government agencies, and other commercial entities the ability to offer mobile IDs and other credential verification services to their constituents. We continue to make significant investments to leverage our existing technologies and further expand our DLT capabilities.

Components of the HUMBL Wallet can be used by HBS to white label a “Powered By” environment for local, state or national government clients that may want to move to digital or blockchain-based registry formats of their transactions, record keeping and / or payments from citizens, corporations, or government departments.

An example of this is a pilot program that HUMBL is currently developing with the County of Santa Cruz (CA), in which HUMBL and the County are working to scope the development of a digital wallet in which citizens can more easily and effectively receive government services access via digital technologies.

Organizational History

We were formed under the name Ponca Acquisition Corporation in Nevada on May 3, 2000, as a “blank check” development stage company that indicated that our business plan was to engage in a merger or acquisition with an unidentified company or companies. Following a series of name changes and changes in the focus of our business, on November 18, 2008, we filed Form 15 with the SEC to terminate its registration with the SEC.

On March 12, 2009, we redomiciled to Oklahoma and on March 16, 2009, changed our name from IWT Tesoro Corporation to Tesoro Distributors, Inc. Tesoro Enterprises, Inc., an Oklahoma corporation, was incorporated on November 12, 2009, as a subsidiary of Tesoro Distributors, Inc.

On March 11, 2010, we changed our name to Tesoro Enterprises, Inc. and received a new symbol of TSNP following FINRA review of our name and symbol change request.

Effective November 4, 2020, Henry J. Boucher, then President, CEO and Chairman of the Board of Directors, and Brian Foote entered into a Stock Purchase Agreement pursuant to which Henry J. Boucher sold his controlling interest in the Company in the form of 7,000,000 shares of the Company’s Series A preferred stock to Brian Foote in return for Brian Foote assigning a $40,000 promissory note from HUMBL LLC to Henry J. Boucher. Our Board of Directors, following the change of control, appointed Brian Foote, Jeff Hinshaw and Michele Rivera to be the members of the Board following the resignation of Henry J. Boucher as our sole director.

On November 30, 2020, we changed our domicile to Delaware.

On December 3, 2020, we merged with HUMBL LLC to conduct the business of HUMBL LLC through a reverse merger. Under the terms of the merger, the members of HUMBL LLC exchanged their membership interests for 552,029 shares of our Series B Preferred Stock.

On December 23, 2020, we filed a Certificate of Amendment to our Certificate of Incorporation (“Amended Certificate”) to effect a 1:4 reverse split, change our name to HUMBL, Inc., increase our authorized common stock to 7,450,000,000 shares, reduce our authorized number of “blank check” preferred stock from 25 million to 10 million and designate a Series B and Series C Preferred Stock.

On February 26, 2021, FINRA announced the change of our name from Tesoro Enterprise, Inc. to HUMBL, Inc. and the change of our trading symbol from TSNP to HMBL that became effective March 26, 2021.

Recent Acquisitions

BM Authentics

On November 2, 2022, we entered into an Asset Purchase Agreement with Brian Meltzer and Robin Burns pursuant to which we purchased from the seller the assets of BM Authentics, a sports merchandise and memorabilia business, for 90,000,000 shares of restricted common stock and $110,000. The Company believes the acquisition of the assets of BM Authentics will help further efforts related to the authentication physical goods on the blockchain. HUMBL plans to pair physical merchandise, alongside HUMBL technologies such as the HUMBL wallet, search engine, tickets and NFTs, to deliver an integrated digital experience for customers. Brian Meltzer was hired by the Company to run the HUMBL Marketplace product line.

Recent Financings and Material Agreements

Settlement Agreement

On November 15, 2022 we entered into a Settlement Agreement and Mutual Release of Claims (the “Release Agreement”) with Forwardly, Inc. (“Forwardly”) under which we agreed to pay Forwardly $2,200,000 in five equal monthly payments of $440,000 commencing November 15, 2022 and ending March 15, 2023, which payment schedule was modified to accelerate the January and February 2023 payments to December 31, 2022 and extend the $440,000 final March 15, 2023 payment to June 15, 2023. The payment is being made in connection with a warrant (the “Warrant”) that Forwardly purchased from us for $200,000 in 2020 that provided for the purchase of up to 125 million shares of our common stock of which Forwardly purchased 10 million shares for $2,000,000 in 2021. Forwardly retained the 10 million shares under the Warrant in lieu of interest on the $2,000,000 it paid to exercise that number of shares of our common stock under the Warrant. The Warrant will be cancelled upon payment of the final payment.

Sartorii, LLC Line of Credit and Note

On November 15, 2022, we entered into a Line of Credit Agreement with Sartorii, LLC (“Satorii”) under which Satorii agreed to lend up to $2,200,000 in principal amount through a series of draws not to exceed $440,000 per month and bearing annual interest of 5%. Each draw is documented and added to the outstanding balance of a promissory note (the “Note”) with principal and interest due two years from the date of the draw. The Note may be prepaid by HUMBL without any penalty and is unsecured. HUMBL has drawn down the entire $2,200,000 under the line of credit.

On March 23, 2023, we issued a Promissory Note to Sartorii in the original principal amount of $250,000. The note is not convertible, bears interest at 6% per annum, and is due on March 23, 2024.

Tickeri Settlement and Divestiture

On January 31, 2023, we entered into a Settlement Agreement (the “Settlement Agreement”) with Javier Gonzalez (“Javier”) and Juan Luis Gonzalez (“Juan”). Under the terms of the Settlement Agreement, Tickeri, Inc. was transferred back to Javier and Juan, free of any encumbrances and including all of Tickeri’s intellectual property, since the Company was in default of the promissory notes for $5,000,000 to each of them with a maturity date of December 3, 2022 (the “Notes”) owed to Javier and Juan as a portion of the consideration paid by us under the agreement to acquire Tickeri. Javier and Juan received 4,672,897 shares of our common stock owed to them under the acquisition agreement. Under the terms of the Settlement Agreement, the Notes were cancelled, and the parties agreed to a mutual release of claims. As a result of this settlement, we have reclassified the assets, and liabilities of Tickeri as held for sale, and the operations as discontinued operations as of and for the year ended December 31, 2022 and 2021.

GS Convertible Redeemable Note

On December 8, 2022, we issued an 8% Redeemable Convertible Promissory Note in the original principal amount of $220,000 to GS Capital Partners, LLC. The purchase price for the note was $207,500. The note bears interest at 8% and is due on September 8, 2023. The note is convertible at $0.012 per share. Upon the occurrence of an event of default under the note, the note would become convertible at 70% of lowest trade price in the previous 15 trading days. The note also has a most favored nations provision with respect to conversion terms.

GHS Equity Financing Agreement

On December 12, 2022, we entered into an Equity Financing Agreement (“EFA”) and a Registration Rights Agreement (“Rights Agreement”) with GHS Investments, LLC (“GHS”). Pursuant to the EFA, HUMBL has the right, subject to certain conditions, to sell up to $20,000,000 in shares of its common stock to GHS. Pursuant to the Rights Agreement, HUMBL agreed to file a registration statement to register the common stock issuable under the EFA. Following the registration of the securities under the EFA, HUMBL has the right to cause GHS to purchase its common stock at 80% of the average of the three lowest closing trade prices in the previous 10 trading days by submitting a put notice to GHS. HUMBL may choose the dollar amount of each put notice; provided, however, the maximum dollar amount of any put cannot exceed 200% of HUMBL’s average daily trading volume in the previous 10 trading days. In addition, the amount of the put notice must not be less than $10,000 or greater than $500,000. HUMBL may only deliver one put notice to GHS in any given 10 trading day period. Following an uplist to Nasdaq or an equivalent national exchange, the conversion rate would increase from 80% to 90%. The amount of HUMBL shares owned by GHS cannot exceed 4.99% of the issue and outstanding shares of HUMBL common stock following the purchase by GHS of HUMBL shares under a put notice.

Efrat Convertible Redeemable Note

On January 25, 2023, we issued an 8% Redeemable Convertible Promissory Note to Efrat Investments, LLC. The purchase price for the note was $129,750. The note bears interest at 8% and is due on September 8, 2023. The note is convertible at $0.0092 per share. Upon the occurrence of an event of default under the note, the note would become convertible at 70% of lowest trade price in the 15 trading days preceding the conversion. The note also has a most favored nations provision with respect to conversion terms.

1800 Diagonal Notes

On February 8, 2023, we issued a Promissory Note in the original principal amount of $58,800 to 1800 Diagonal Lending LLC (“1800 Diagonal”). The purchase price for the note was $52,500. The note is due on February 8, 2024. A one-time interest charge of 12% was applied upon issuance of the note. Beginning on March 30, 2023, we are required to make monthly payments of $6,585.60 until the note is paid in full. The note is not convertible unless an event of default occurs. Upon the occurrence of an event of default, the note would become convertible at 75% multiplied by the lowest trade price in the 10 trading days preceding the conversion.

On February 8, 2023, we issued a Convertible Promissory Note in the original principal amount of $77,500 to 1800 Diagonal. The purchase price for the note was $77,500. The note is due on February 8, 2024 and bears interest at the rate of 9% per annum. The note is convertible at 70% of lowest trade price in the 20 trading days preceding the conversion.

On March 6, 2023, we issued a Convertible Promissory Note in the original principal amount of $59,250 to 1800 Diagonal. The purchase price for the note was $59,250. The note is due on March 6, 2024 and bears interest at the rate of 9% per annum. The note is convertible at 70% of lowest trade price in the 20 trading days preceding the conversion.

Mammoth Convertible Promissory Note

On February 23, 2023, we issued a Convertible Promissory Note in the original principal amount of up to $1,100,000 to Mammoth Corporation. The note is due on November 23, 2023. Only one tranche of $100,000 has been funded under the note. A one-time interest charge of $10,000 was added to the outstanding balance upon the funding of the first tranche. The note is convertible at 70% of the lowest closing bid price during the 20 trading days preceding the conversion.

Corporate Strategy

Our objective is to provide more seamless digital pairing experiences for consumers and merchants in the global economy. The key elements of our growth strategy are:

●	innovate and advance our platform;

●	drive growth by acquiring new customers;

●	drive increased usage within our existing customer base;

●	expand our global footprint;

●	expand data sharing across our global ecosystem;

●	grow and invest in our partner network;

●	expand our sales capabilities; and

●	develop additional revenue streams.

Significant Vendor Relationships

We have established contractual relationships with the following companies that we consider to be material to providing our core products:

We need in each country or region a payment processing company to allow the consumers to pay online the merchants using our software services. In the United States we have a Platform Connect Agreement and Services Agreement with Stripe, Inc. as well a Referral Agreement with Wyre, Inc. We have entered into the standard forms of agreements that these companies offer to companies such as ours that promote online purchase of goods and services.

We utilize Very Good Security (“VGS”), a company that encrypts debit and credit card data as well as banking information, that allows us not to hold onto, see or decrypt any of the raw credit card or banking data from our customers since this information is handled directly by VGS which encrypts all of it and securely sends this data directly to Stripe.

We utilize SumSub to provide KYC/KYB and user verification for our HUMBL Wallet and HUMBL Social platforms.

Competition

Each of our principal verticals is highly competitive. Throughout the globe, we currently face substantial competition from other service providers that offer blockchain wallets, search engines, ticketing, online marketplaces, social media platforms, and ecommerce websites. We compete primarily on the basis of availability of services and products, unique product offerings and price.

HUMBL Wallet competes with Metamask and Coinbase. HUMBL Search Engine competes with Google and Microsoft. HUMBL Tickets competes with StubHub and Ticketmaster. HUMBL Marketplace competes with eBay. HUMBL Social competes with Twitter. HUMBL Metaverse Stores competes with traditional ecommerce stores.

Employees and Human Capital

As of December 31, 2022, we had 16 full time employees. None of our employees or personnel is represented by a labor union, and we consider our employee/personnel relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;

●	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

●	Reduced disclosure of financial information in this prospectus, limited to two years of audited financial information and two years of selected financial information.

As a smaller reporting company, each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission, or if we issue more than $1.0 billion of non- convertible debt over a three-year-period.

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Available Information

Our website address is www.humbl.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.humbl.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this prospectus, before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Company and Our Business

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit of $(99,218,747) as of December 31, 2022 as well as a net loss of $48,567,938 and $49,656,004 for the years ended December 31, 2022 and 2021, respectively. We may never achieve profitability. If we do not generate sufficient revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our level of marketing efforts to expand the number of customers and merchants using our products and acquisition of suitable target companies and could cause our business plan to fail.

We will need substantial additional funding to increase our customer base and pursue our acquisition of companies and business units that meet our desired standards. There are no assurances that future funding will be available on favorable terms or at all. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to reduce our efforts to enlist more customers and merchants to use our technology and to delay, reduce or eliminate our acquisition strategy. Any of these events could significantly harm our business, financial condition and prospects.

We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of businesses and assets or enter into strategic alliances and collaborations, to initiate and then expand our operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We have limited experience with acquiring other companies and assets and limited experience with forming strategic alliances and collaborations. We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable strategic alliance or collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.

To finance any acquisitions or collaborations, we may choose to issue debt or equity securities as consideration. Any such issuance of securities would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

Current global financial conditions have been characterized by increased volatility which could negatively impact our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guaranty that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

We are growing the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of the date of this annual report, we have 15 full-time employees. As our growth plans proceed and development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, sales, marketing, financial, accounting, legal, and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our Company.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

Our entry into new markets as we seek to expand globally the adoption of our products and services may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

If we are unable to develop and maintain our brand and reputation for our service and product offerings, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on developing and then maintaining and strengthening our brand and reputation in the markets we will serve and for the companies we acquire. If problems arise with our future products or services, our brand and reputation could be diminished. If we fail to develop, promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

Any failure to protect our future intellectual property rights could impair our ability to protect our technology and our brand.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights of the companies we expect to acquire. We expect to rely upon a combination of trademark and trade secret laws, as well as license and other contractual provisions, to protect our intellectual property and other proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may gain access to our proprietary information, develop and market solutions similar to ours or use trademarks similar to ours, each of which could materially harm our business. The failure to adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Our expansion into new products, services, technologies, and geographic regions subjects us to additional risks.

We may have limited or no experience in our newer markets, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues.. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.

Our financial results fluctuate and may be difficult to forecast, and this may cause a decline in the trading price of our stock.

Our revenues, expenses and operating results are difficult to predict given our limited history of current operations. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

●	our ability to increase our brand awareness;

●	our ability to attract new customers;

●	our ability to increase our customer base;

●	the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;

●	our ability to introduce new mobile payment offerings or customer services in a competitive environment;

●	technical difficulties consumers might encounter in using our mobile apps; and

●	our ability to manage third-party outsourced operations;

Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the trading price of our common stock.

We intend to make acquisitions that could disrupt our operations and adversely impact our business and operating results.

We intend to attempt to acquire complementary e-commerce businesses and to support the transition and integration of acquired operations with our ongoing business as a part of our growth strategy. Other than as disclosed herein, we currently have no binding commitments or agreements with respect to any such acquisitions and there can be no assurance that we will eventually consummate any acquisitions. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. In addition, we have limited experience in performing acquisitions and managing growth. There can be no assurance that the anticipated benefits of any acquisition will be realized. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our operating results and financial position. In addition, acquisitions also involve other risks, including risks inherent in entering markets in which we have no or limited prior experience and the potential loss of key employees.

Our plans for expansion cannot be implemented if we lose our key personnel or cannot recruit additional personnel.

We depend substantially on the continued services, specialized knowledge and performance of our senior management, particularly Brian Foote, our President and CEO, Jeffrey Hinshaw, our COO and CFO, and Michele Rivera, our Vice President, Global Partnerships. While we have employment agreements with all these executives, those employment agreements do not prevent such employees from terminating their employment with us at any time. As a result, these executives may elect to pursue other opportunities at any time. If one or more of these individuals choose to leave our company, we may lose a significant number of supplier relationships and operating expertise which they have developed over many years and which would be difficult to replace. The loss of the services of any executive officer or other key employee could hurt our business.

In addition, as our business expands, we will need to add new information technology and engineering personnel to maintain and expand our website and systems and customer support personnel to serve our growing customer base. If we are unable to hire and successfully train employees or contractors in these areas, users of our website may have negative experiences and we may lose customers, which would diminish the value of our brand and harm our business. The market for recruiting qualified information technology and other personnel is extremely competitive, and we may experience difficulties in attracting and retaining employees. Should we fail to retain or attract qualified personnel, we may not be able to compete successfully or implement our plans for expansion.

We have an evolving business model with still untested growth initiatives.

We have an evolving business model and intend to implement new strategies to grow our business in the future. Among other strategies for organic growth, we intend to recruit country partners to sell our mobile financial services. There can be no assurance that we will be successful in developing new product categories or in entering new specialty markets or in implementing any other growth strategies. Similarly, there can be no assurance that we already have or will be able to obtain or retain any employees, consultants or other resources with any specialized skills or relationships to successfully implement our strategies in the future.

We rely on third-party systems to conduct our business and relationships with payment processors, advertisers, third party sellers of our mobile apps, and our revenues and market share may decrease if these third-party relationship and systems are unavailable in the future or if they no longer offer quality performance.

We rely on third-party computer systems and third-party service providers, including payment services such as Stripe, and Wyre for credit card verifications and confirmations, to host our website and to advertise and deliver the products sold on our website to customers. We also rely on third-party licenses for components of the software underlying our technology platform. Any interruption in our ability to obtain the products or services of these or other third parties or deterioration in their performance could impair the timing and quality of our own service. If our service providers fail to deliver high-quality services in a timely manner to our customers, our services will not meet the expectations of our customers and our reputation and brand will be damaged. Furthermore, if our arrangements with any of these third parties are terminated, we may not find an alternate source of systems support on a timely basis or on terms as advantageous to us. In addition, our contracts or arrangements with suppliers do not provide for the continuation of particular pricing practices, for the availability of any specific services and generally may be terminated by either party. If we are unable to develop and maintain relationships with these third-party suppliers that will allow us to obtain sufficient levels of service on acceptable commercial terms, such inability could harm our business, prospects, financial condition and results of operations.

We are subject to cyber security risks and risks of data loss or other security breaches.

Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims, fines, and litigation. We have been subjected to a variety of cyber-attacks, which have increased in number and variety over time. We believe our systems are probed by potential hackers virtually 24/7, and we expect the problem will continue to grow worse over time. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, any of which could have a material adverse effect on our financial results and business. Moreover, any insurance coverage we may carry may be inadequate to cover the expenses and other potential financial exposure we could face as a result of a cyber-attack or data breach.

We may not be able to compete successfully against existing or future competitors including larger, well-established and well-financed mobile app companies.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing and devote substantially more resources to systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot provide assurance that we will be able to compete successfully against existing or future competitors.

Our business depends on effective marketing, including marketing via email and social networking messaging, and we intend to increase our spending on marketing and branding, which may adversely affect our financial results.

We depend on effective marketing to attract customers and merchants. We depend on email and social networking messaging to promote our site and offerings and to generate a substantial portion of our revenues. If we are unable to develop, implement and maintain effective and efficient cost-effective advertising and marketing programs, it would have a material adverse effect on our financial results and business. Further, as part of our growth strategies, we intend to increase our spending on marketing and branding initiatives significantly, which may adversely affect our financial results. There is no assurance that any increase in our marketing or branding expenditures will result in increased market shares or will ultimately have a positive effect on our financial results.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forego the use of our websites and use those of our competitors. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

Use of social media may adversely impact our reputation.

There has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning retailers, manufacturers, and their goods and services and often act on such information without further investigation, authentication and without regard to its accuracy. The availability of information on social media platforms and devices is virtually immediate as is its impact. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms and devices at any time. Information posted may be adverse to our interests, may be inaccurate, and may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for the dissemination of trade secret information or otherwise compromise valuable company assets, all of which could harm our business, prospects, financial condition and results of operations.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit card, and debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain Amazon-branded payment methods and payment processing services, including the processing of credit cards, and debit cards., electronic checks, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

In addition, we provide regulated services in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third parties to facilitate payments on their behalf. In these jurisdictions, we may be subject to requirements for licensing, regulatory inspection, bonding and capital maintenance, the use, handling, and segregation of transferred funds, consumer disclosures, and authentication. We are also subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties or forced to cease providing certain services.

If we do not begin to generate significant revenues, we will still need to raise additional capital to meet our long-term business requirements. Any such capital raising may be costly or difficult to obtain and would likely dilute current stockholders’ ownership interests. If we are unable to secure additional financing in the future, we will not be able to continue as a going concern.

If we do not begin to generate significant revenues from our operations we will need additional capital, which may not be available on reasonable terms or at all. The raising of additional capital will dilute current stockholders’ ownership interests. We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

●	maintaining enough working capital to run our business;

●	pursuing growth opportunities, including more rapid expansion;

●	acquiring complementary businesses and technologies;

●	making capital improvements to improve our infrastructure;

●	responding to competitive pressures;

●	complying with regulatory requirements for advertising or taxation; and

●	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity-linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect that is different from or in addition to that reflected in the capitalization described in this report.

Further, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Any failure to protect our future intellectual property rights could impair our ability to protect our technology and our brand.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights of the companies we expect to acquire. We expect to rely upon a combination of trademark and trade secret laws, as well as license and other contractual provisions, to protect our intellectual property and other proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may gain access to our proprietary information, develop and market solutions similar to ours or use trademarks similar to ours, each of which could materially harm our business. The failure to adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Our international operations expose us to a number of risks.

We expect that our current limited international activities will grow significantly. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It can be costly to establish, develop, and maintain international operations and promote our brand internationally. Our international operations may not become profitable on a sustained basis.

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

● local economic and political conditions;

● government regulation (such as regulation of our product and service offerings and of competition); restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs); nationalization; and restrictions on foreign ownership;

● restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;

● business licensing or certification requirements, such as for imports, exports, web services, and electronic devices;

● limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

● limited fulfillment and technology infrastructure;

● shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

● laws and regulations regarding privacy, data protection, data security, network security, consumer protection, payments, advertising, and restrictions on pricing or discounts;

● lower levels of use of the Internet;

● lower levels of consumer spending and fewer opportunities for growth compared to the United States;

● lower levels of credit card usage and increased payment risk;

● difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences;

● compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;

● laws and policies of the United States and other jurisdictions affecting trade, foreign investment, loans, and taxes; and

● geopolitical events, including war and terrorism.

Whether a particular non-fungible token (NFT) or other crypto assets is a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if we are unable to properly characterize an NFT or other crypto asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain crypto assets (which includes NFTs) fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler has repeatedly remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.”

The classification of a crypto asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer and sale of such assets. For example, a crypto asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an ATS in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

We have policies and procedures to analyze whether each NFT that we seek to facilitate listing and sale on our platform could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that a particular NFT could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that an NFT listed and sold on our platform is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of NFTs on our platform, we only permit listing on our platform of those NFTs for which we determine there are reasonably strong arguments to conclude that the NFT is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.

There can be no assurances that we will properly characterize any given NFT as a security or non-security for purposes of determining whether our platform will allow the listing of such NFT, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that NFTs offered or sold on our platform are securities, we would not be able to offer such NFTs until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an NFT listed and sold on our platform was a security may also result in us determining that it is advisable to remove NFTs from our platform that have similar characteristics to the NFT that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the NFT in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that purchased such NFTs on our platform and suffered losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in other similar NFTs, which could negatively impact our business, operating results, and financial condition.

Our failure to safeguard and manage our and our customers’ crypto assets could adversely impact our business, operating results, and financial condition.

We have never provided custody of any crypto assets purchased through our platform. Custody of crypto assets on our platform is performed by Wyre, a third-party partner. On January 31, 2023, we removed the HUMBL Pay app from the Apple and Google app stores. By removing the HUMBL Pay app, we removed the ability for customers to purchase and hold new crypto assets through Wyre. We have requested all customers remove all funds from the HUMBL Pay app and migrate to the HUMBL Wallet. We still in the process of completing this migration. The HUMBL Wallet is entirely non-custodial with all customers holding and managing their own private keys. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our partners do the same. Our success and the success of our offerings requires significant public confidence in our and our partners’ ability to properly manage customers’ balances. In addition, we are dependent on our partners’ operations, liquidity, and financial condition for the proper maintenance, use, and safekeeping of these customer assets. We believe our policies and procedures protect us from material risks surrounding the safeguarding of crypto assets and conflicts of interest. However, any material failure by us or our partners to maintain the necessary controls, policies, procedures or to manage the crypto assets we hold for our own investment and operating purposes could adversely impact our business, operating results, and financial condition. Further, any material failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition. Moreover, because custodially held crypto assets may be considered to be the property of a bankruptcy estate, in the event of a bankruptcy, the crypto assets Wyre holds in custody on behalf of our customers could be subject to bankruptcy proceedings and such customers could be treated as our general unsecured creditors. Our no longer offering custodial services through Wyre may make our offerings less attractive and any failure to increase our customer base, discontinuation or reduction in use of our platform and products by existing customers as a result could adversely impact our business, operating results, and financial condition.

Further, we place great importance on safeguarding crypto assets custodied by Wyre and keeping them bankruptcy remote from our general creditors. We believe UCC Article 8 applies to custodied crypto assets the same legal protection that our institutional custody and prime broker clients also rely upon. UCC Article 8 provides that financial assets held by Wyre are not property of Wyre and not subject to the claims of its general creditors. In light of UCC Article 8, we believe that a court would not treat custodied crypto assets as part of our general estate; however, due to the novelty of crypto assets, courts have not yet considered this type of treatment for custodied crypto assets.

Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees or service providers acting contrary to our policies, or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, misuse customer crypto assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Any loss of customer cash or crypto assets could result in a subsequent lapse in insurance coverage, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, financial condition, and cash flows.

The theft, loss, or destruction of private keys required to access any crypto assets held in custody for our own account or for our customers may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.

Crypto assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the crypto assets held in such a wallet. To the extent that any of the private keys relating to our wallets containing crypto assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the crypto assets held in the related wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. Crypto assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ crypto assets could adversely affect our customers’ ability to access or sell their crypto assets, require us to reimburse our customers for their losses, and subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business.

Risks Related to Our Common Stock

Our securities are “Penny Stock” and subject to specific rules governing their sale to investors.

Under SEC Rule 15g-9 we are a “penny stock,” which is defined as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

To approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for Company’s shareholders to sell shares of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our OTC listing may be removed from the OTCQB marketplace

On March 14, 2023, we received notice from OTC Markets of non-compliance with the listing standards of the OTCQB marketplace. The OTCQB listing standards require that the minimum closing bid price of our common stock must be above $0.01 per share on at least one of the prior thirty consecutive calendar days. We have a cure period of 90 days ending on June 12, 2023 during which the closing bid price of our common stock must be $0.01 or greater for ten consecutive trading days. In the event we are unable to comply with such requirement, we will be removed from the OTCQB marketplace.

If we are removed from the OTCQB marketplace, we face significant material adverse consequences, including:

● a limited availability of market quotations for our securities;

● reduced liquidity with respect to our securities;

● our shares of common stock are currently classified as “penny stock” which requires brokers trading in our shares of common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock; and

● a decreased ability to issue additional securities or obtain additional financing in the future.

Because we became public by means of a merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a merger with a publicly traded company. Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf in the future.

Compliance with the reporting requirements of federal securities laws can be expensive.

We will become a fully reporting company upon effectiveness of this offering and will be subject to the information and reporting requirements of the Exchange Act and other federal securities laws and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

As a fully reporting company under Section 13 of the Exchange Act, we may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and its ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. Failure to identify and thereafter implement required changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls, if any, could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	regulatory actions regarding our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control such as the continuation of disruptions due to COVID-19.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of its management’s attention and resources, which could harm our business and financial condition.

Our common stock is controlled by insiders.

Our officers and directors beneficially own approximately 70% of our outstanding shares of capital stock through their ownership of Series B preferred shares. Such concentrated control may adversely affect the price of our common stock. Investors who acquire common stock may have no effective voice in our management. Sales by our insiders or affiliates along with any other market transactions, could negatively affect the market price of our common stock.

Our President and CEO, Brian Foote, has voting control of the Company’s capital stock and, as a result, owners of our common stock may be unable to influence management and exercise control over our business.

Our largest stockholder, Brian Foote, our President and CEO, will control approximately 70% of the voting power of our capital stock principally through his ownership of Series A and Series B preferred stock. Brian Foote owns 7,000,000 shares of Series A preferred stock which has the voting power of 1,000 shares of our common stock for each share of Series A preferred stock and 198,421 shares of Series B preferred stock, each such share having the voting power of 10,000 shares of our common stock. As a result, he is able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the stockholders for vote. Accordingly, other stockholders may be unable to influence management and exercise control over our business.

Our bylaws include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, remove current management or to be acquired by a third party.

Our bylaws require that, unless we consent in writing to the selection of an alternative forum, either (i) the Court of Chancery of the State of Delaware is to be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or our bylaws or (d) any action or proceeding asserting a claim governed by the internal affairs doctrine or (ii) the federal district court in the State of Delaware will be the exclusive forum for a cause of action arising under the Securities Act and the Exchange Act. In addition, our bylaws could make it more difficult for a third party to acquire us or to remove current management through provisions that preclude cumulative voting in the election of directors and that allow our bylaws to be adopted, amended or repealed by our board of directors.

This exclusive forum provision will apply to other state and federal law claims including actions arising under the Securities Act (although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision is inapplicable or unenforceable.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

● being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

● not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

● not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

● reduced disclosure obligations regarding executive compensation; and

● not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

Further, the JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition time to comply with new or revised accounting standards as applicable to public companies. We are choosing to elect the extended transition period for complying with new or revised accounting standards applicable to public companies. We have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non- affiliates exceeds $700 million as of the prior June 30 and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

If we do not meet the listing standards of a national securities exchange our investors’ ability to make transactions in our securities will be limited, and we will be subject to additional trading restrictions.

Our securities currently are traded over-the-counter on the OTCQB and are not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

● a limited availability of market quotations for our securities;

● reduced liquidity with respect to our securities;

● our shares of common stock are currently classified as “penny stock” which requires brokers trading in our shares of common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

● a limited amount of news and analyst coverage for our company; and

● a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock is traded on OTCQB, our common stock is a covered security. Although the states are preempted from regulating the sale of our securities, the federal statute allows the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer traded over-the-counter, our common stock would not be a covered security and we would be subject to regulation in each state in which we offer our securities.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our securities will be your sole source of gain for the foreseeable future.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

● permit our Board of Directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate, of which we have designated 7,000,000 Series A preferred stock with 1,000 votes per share, all of which are held by Brian Foote, our CEO; issue 570,000 Series B preferred stock with 10,000 votes per share 400,175 of which are issued and outstanding;

● provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

● not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election;

● provide that special meetings of our stockholders may be called by a majority of the Board of Directors; and

● provide that our Board of Directors is expressly authorized to make, alter or repeal the bylaws.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, who are responsible for appointing the members of our management. Any provision of our articles of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently rent an office in San Diego, California at a monthly cost of $15,858.92 (“Company Headquarters”). The lease for our Company Headquarters expires on June 30, 2023. We believe that the Company Headquarters are currently adequate for the purposes of our operations. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock, par value $0.00001 per share, is quoted on the OTCQB under the symbol “HMBL”.

Holders of Record

As of March 31, 2023, there were 389 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We have 20,000,000 shares authorized for issuance under our employee stock option plan.

Recent Sales of Unregistered Equity Securities

Beginning on November 7, 2022 and ending November 13, 2022, we entered into Securities Purchase Agreements with 11 different investors (the “Purchase Agreements”). Under the terms of the Purchase Agreements, HUMBL sold 72,352,941 shares of its common stock and warrants to purchase 36,176,471 shares of its common stock (the “Warrants”) for a total purchase price of $615,000.00 ($0.0085 per share). The Warrants are exercisable for a period of three years, have a cashless exercise provision and have an exercise price of $0.017 per share.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained herein. In addition to historical information, the following discussion contains forward looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in the section entitled “Risk Factors”.

General

Our executive offices are located at 600 B Street, Suite 300, San Diego, California 92101, telephone (786) 738-9012. Our corporate website address is www.humbl.com.

Overview

Following our merger with HUMBL LLC on December 3, 2020, we changed our name from Tesoro Enterprises, Inc. to HUMBL, Inc. and adopted the business of HUMBL to deliver a more seamless digital pairing experiences for consumers and merchants in the global economy. This discussion does not include any operations of our discontinued operations for BLOCK ETX or Tickeri.

HUMBL is a Web 3, digital commerce platform that was built to connect consumers, businesses and governments in the digital economy. HUMBL provides simple tools and packaging for complex new technologies such as blockchain, in the same way that previous cycles of e-commerce and the cloud were more simply packaged by companies such as Facebook, Apple, Amazon and Netflix over the past several decades. The Company through their product offerings are looking to simplify and package the digital economy for consumers, corporations and government.

The goal of HUMBL is to provide ready built tools, and platforms for consumers and merchants to seamlessly participate in the digital economy. HUMBL is built on a patent-pending, decentralized technology stack that utilizes both core and partner technologies, to provide faster connections to the digital economy and each other.

The Company is organized into two divisions: a) HUMBL Consumer and b) HUMBL Commercial. These two divisions incorporate and expand the Company’s core products and services. The majority of the Company’s operations prior to 2022 were focused on the Consumer division.

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table sets forth the summary operations for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31, 2022	December 31, 2021

Revenues	$2,768,534	$1,372,444
Cost of Revenues	$1,401,658	$855,805
Gross Profit	$1,366,876	$516,639
Development Costs	$2,363,225	$2,117,683
Professional Fees	$4,288,782	$3,787,539
Settlement	$3,752,400	$1,870,000
Stock-based compensation	$12,199,063	$10,734,834
Impairment – intangible assets including goodwill	$10,424,214	$5,470,150
Impairment – digital assets	$1,606,784	$34,570
General and Administrative Expenses	$7,919,753	$4,761,175
Interest Expense	$(1,570,754)	$(932,632)
Amortization of Debt Discounts	$(1,672,940)	$(838,941)
Gain on Sale of Digital Assets	$297,895	$47,875
Beneficial conversion feature	$-	$(3,300,000)
Loss on sale of assets	$(57,318)	$-
Loss on conversion of convertible notes payable	$(753,858)	$-
Other income	$-	$28,200
Provision for Income Taxes	$4,950	$4,950
Net Loss from Continuing Operations	$(44,949,270)	$(33,193,643)

Revenues

Revenues for the year ended December 31, 2022 were $2,768,534 as compared to $1,372,444 for the year ended December 31, 2021, an increase of $1,396,090. The increase was due in large part to the services rendered from Monster Creative which increased $1,209,781 in 2022 versus 2021.

Cost of Revenues and Gross Profit

Cost of revenues for the year ended December 31, 2022 were $1,401,658 as compared to $855,805 for the year ended December 31, 2021, an increase of $545,853. The increase was primarily due to the direct labor attributable to our production services. Our gross profit grew by 165% from 2021 to 2022 as a result of the production services.

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $42,554,221 as compared to $28,775,951 for the year ended December 31, 2021, an increase of $13,778,270. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to decrease in our next 12 months as we look to scale back on outside contract labor. Approximately 71% of our operating expenses relate to non-cash charges in 2022 and these charges comprise of over $27,982,000. We do expect that our non-cash charges will be much lower in the future as our stock-based compensation will be reduced and we have already impaired most of our intangible assets and all of our goodwill.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the year ended December 31, 2022 were $2,363,225 compared with $2,117,683 for the year ended December 31, 2021. The increase of development costs related to the roll out of various projects such as the HUMBL Wallet and Search3 that are in development.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the year ended December 31, 2022 were $4,288,782 compared to $3,787,539 for the year ended December 31, 2021. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs. We expect that these costs will decrease during 2023.

Settlement

The Company incurred $3,752,400 in settlement expenses which are included in our operating expenses for the year ended December 31, 2022 related to agreements with individuals for liabilities incurred. We incurred $1,870,000 in settlement expenses for the year ended December 31, 2021.

Stock-Based Compensation

The Company incurred $12,199,063 in stock-based compensation expenses for the year ended December 31, 2022 compared to $10,734,834 for the year ended December 31, 2021 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Intangible Assets including Goodwill and Digital Assets

The Company incurred $10,424,214 in non-cash charges related to impairment of intangible assets including goodwill, and $1,606,784 in impairment of our digital assets in the year ended December 31, 2022. The intangible asset impairment relates to the impairment on the BizSecure, Monster and Ixaya acquisitions. The impairment of the digital assets was based on the valuation changes in the digital assets we hold. In the year ended December 31, 2021, the impairment of the intangible assets related to the Monster goodwill.

General and Administrative

General and administrative expenses for the year ended December 31, 2022 were $7,919,753 compared with $4,761,175 for the year ended December 31, 2021. The increase in general and administrative expenses of $3,158,578 is related to the operations of Ixaya of ($220,000), advertising expenses ($140,000), travel ($235,000), general office expenses (approximately $225,000), insurance (approximately $48,000), amortization and depreciation expenses ($500,000), penalties ($700,000) and the addition of management and employees to grow our business (approximately $1,050,000). The general and administrative expenses related to the year ended December 31, 2021 related to mostly operating expenses to complete the merger with Tesoro and the startup of the HUMBL Marketplace and Pay divisions.

There were no significant operations prior to the completion of the merger in February 2021. We expect our general and administrative expenses to decline in the next 12 months, unless we acquire other businesses that will add expenses to the Company.

Other Income (Expense)

In the year ended December 31, 2022 we incurred $3,756,975 in other expenses, compared to $4,929,381 in other expenses in the year ended December 31, 2021, a decrease of $1,172,406. The other expenses relate to amortization of discounts of $1,672,940 and $838,941, respectively for the 2022 and 2021 periods, as well as interest expense of $1,570,754 and $932,632, respectively. gain on sale of digital assets of $297,895 and $47,875, and in 2021 we incurred a $3,300,000 charge for a beneficial conversion feature on a convertible note payable and in 2022 we had a loss on sale of assets of $57,318, and a loss on conversion of convertible notes payable of $753,858. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the year ended December 31, 2022 was ($44,949,270) as compared to a net loss of ($33,193,643) for the year ended December 31, 2021. The $11,755,627 increase in the net loss was due to the changes noted herein.

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

The following represents segment reporting for continuing operations only:

Year Ended December 31, 2022	Consumer	Commercial	Total
Segmented operating revenues	$2,464,817	$303,717	$2,768,534
Cost of revenues	1,303,547	98,111	1,401,658
Gross profit	1,161,270	205,606	1,366,876
Total operating expenses plus provision for income taxes net of depreciation, amortization and impairment	28,029,498	1,841,342	29,870,840
Depreciation, amortization and impairment	4,651,728	8,036,603	12,688,331
Other expenses (income)	3,784,680	(27,705)	3,756,975
(Loss) from continuing operations	$(35,304,636)	$(9,644,634)	$(44,949,270)

Segmented assets as of December 31, 2022
Property and equipment, net	$24,485	$-	$24,485
Intangible assets	$261,713	$541,667	$803,380
Intangible assets – digital assets	$6,609	$147,823	$154,432
Capital expenditures	$13,572	$-	$13,572

Year Ended December 31, 2021	HUMBL Pay	HUMBL Marketplace	Total
Segmented operating revenues	$15,114	$1,357,330	$1,372,444
Cost of revenues	-	855,805	855,805
Gross profit	15,114	501,525	516,639
Total operating expenses plus provision for income taxes net of depreciation, amortization and impairment	11,201,593	12,074,588	23,276,181
Depreciation, amortization and impairment	22,850	5,481,870	5,504,720
Other (income) expense	2,155,966	2,773,415	4,929,381
Income (loss) from operations	$(13,365,295)	$(19,828,348)	$(33,193,643)

Segmented assets as of December 31, 2021
Property and equipment, net	$14,087	$342,360	$356,447
Intangible assets, net	$-	$2,695	$2,695
Goodwill	$-	$3,177,954	$3,177,954
Capital expenditures	$14,301	$353,275	$367,576

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2022, we had $616,950 in cash. Between the revenues generated from our subsidiaries as well as through sales of merchandise, HUMBL Tickets and NFTs in the HUMBL Marketplace, we continue to fund the development of the HUMBL Wallet. In February 2022 we entered into a purchase agreement with BizSecure that coincided with the commencement of HUMBL Blockchain Services. With this acquisition of BizSecure and Ixaya in March 2022, we are growing our operations in the LatAm region of the world and expect to be able to offer our array of core products to governmental agencies as well as the private sector not in the United States, but throughout the world. We have generated a majority of our proceeds from the issuance of debt, the sale of common stock and through the exercise of warrants.

We had a working capital deficit of $27,408,687 and $20,963,591 as of December 31, 2022 and 2021, respectively. The majority of our current liabilities is in the form of related party notes. The decrease in working capital is the direct result of these notes as well as the debt incurred related to the cash necessary to continue the development of our mobile wallet. The Company believes it has adequate capital resources to meet its cash requirements during the next 12 months as they continue to grow and develop suitable sources of capital. A majority of the Company’s operating expenses in 2022 (71%) were the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $977,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company has received $1,190,000 in purchases of common stock and warrants, $2,000,000 in additional warrant exercises and $8,700,000 in related party debt proceeds in 2022, however, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

We expect that the consolidation of our platform into HUMBL.com will bring about revenue producing operations to improve the liquidity of the Company moving forward. However, going forward, the effect of our industry on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. The additional post-COVID challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital.

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

Net cash used in operating activities was $11,726,995 and $9,928,322 for the years ended December 31, 2022 and 2021, respectively. The $1,798,673 increase in net cash used in operating activities was primarily a result of the non-cash charges impacting our net loss from 2021 to 2022, such as the impairment of intangible assets including goodwill and increases in our stock-based compensation. Additionally, we increased our accounts payable and accrued expenses by $1,933,910 from 2021 to 2022 and had net cash decreases as a result of changes in our digital assets of $896,284.

Net cash used in investing activities was $682,402 for the year ended December 31, 2022 related to purchases of fixed assets of $13,572 and cash paid, net of amounts received in the acquisition of Ixaya of $148,675, cash paid in the acquisition of BM Authentics of $110,000, purchases of a non-fungible token of $406,040 and domain names of $275,020 as well as proceeds received from the sale of fixed assets of $270,905. In the year ended December 31, 2021 we incurred investing activities of $237,182 related to $367,576 for purchases of fixed assets, $127,377 in cash received in the acquisition of Tickeri, and $3,017 in cash received in the acquisition of Monster Creative.

Cash provided by financing activities was $9,853,244 and $11,617,628 for the years ended December 31, 2022 and 2021, respectively. Cash was provided through proceeds from sales of membership interests in HUMBL LLC in 2021 of $10,000, proceeds from the issuance of common stock for cash for $1,000,000, proceeds from the issuance of convertible notes of $6,700,000, and repayment of notes payable of $51,600. In 2022, the Company raised $2,000,000 from the exercise of warrants and proceeds from related party notes in the amount of $8,700,000, and a contribution of capital of $406,040 (as well as non-cash contribution of capital of $500,000) by the Company’s CEO as well as repayments of notes payable, related party notes, amounts due to seller and bank loans of $2,600,296 and the purchase of treasury shares of $50,000 that was subsequently retired.

Since the date of the reverse merger in December 2020 we have financed our operations through sales of common and preferred stock and the issuance of debt.

Off-Balance Sheet Arrangements

As December 31, 2022 and 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies

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

Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined using the first-in first-out method. The carrying value of inventory is evaluated periodically for excess quantities and obsolescence. Management evaluates quantities on hand and physical condition as these characteristics may be impacted by anticipated customer demand for current products. The allowance is adjusted based on such evaluation, with a corresponding provision included in cost of sales.

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

The cost basis of digital assets will not be adjusted upward for subsequent increases in fair value. Such impairment in the value of digital assets is recorded as a component of other operating expenses in our consolidated statements of operations. We recorded an impairment loss of approximately $1,606,784 and $34,570 related to digital assets during the years ended December 31, 2022 and 2021, respectively, of which $258,217 in 2022 relates to the NFT we purchased.

Revenue Recognition

The Company accounts for a contract with a customer that is within the scope of this Topic only when the five steps of revenue recognition under ASC 606 are met.

The five core principles will be evaluated for each service provided by the Company and is further supported by applicable guidance in ASC 606 to support the Company’s recognition of revenue.

The Company accounts for revenues based on the verticals in which they were earned. The three principal verticals in which the Company operates today are HUMBL Mobile Wallet, HUMBL Marketplace, and HUMBL Blockchain Services.

HUMBL Mobile Wallet (formerly HUMBL Pay)

The Company is anticipated to earn transaction revenues primarily from fees charged to consumers and merchants on a transaction basis through the Company’s mobile application. These fees may have a fixed and/or variable component. The variable component is generally a percentage of the value of the payment amount and is known at the time the transaction is processed. For a portion of our transactions, the variable component of the fee is eligible for reimbursement when the underlying transaction is approved for a refund. The Company may estimate the amount of fee refunds that will be processed each quarter and record a provision against the net revenues. The volume of activity processed on the platform, which results in transaction revenue, is referred to as Total Payment Volume (“TPV”).

The Company will earn additional fees on transactions where currency conversion is performed via on ramping and off ramping via digital currencies, when swaps are performed on digital currencies, and when cross-border transactions are enabled (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for customers from their HUMBL account to their debit card or bank account, and other miscellaneous fees. The Company will rely on third party partners to perform all money transmission services.

The Company may earn revenues from other value-added services, which are comprised primarily of revenue earned through partnerships, referral fees, subscription fees, gateway fees, ticketing, peer-to-peer payments, and other services that will be provided to merchants and consumers. These contracts typically have one performance obligation which is provided and recognized over the term of the contract.

The transaction price is generally fixed and known at the end of each reporting period; however, for some agreements, it may be necessary to estimate the transaction price using the expected value method. The Company is expected to record revenue earned in revenues from other value-added services on a net basis when they are considered the agent with respect to processing transactions.

HUMBL Search Engine

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

HUMBL Tickets

The Company recognizes revenues from HUMBL Tickets primarily from service fees. Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we receive in exchange for those goods or services. For service fees and payment processing fees, revenue is recognized when the ticket is sold.

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

Impact of Cryptocurrency Bankruptcies

In November 2022, both FTX Trading and BlockFi filed for bankruptcy protection under Chapter 11. These bankruptcies have impacted several companies either directly or indirectly. Customers of the HUMBL Pay app use our platform to hold their cryptocurrency. Assets related to user cryptocurrencies safeguarding obligation and the user cryptocurrencies safeguarding obligation represent the Company’s obligation to safeguard customers’ crypto assets in digital wallets on the Company’s platform. The Company safeguards these assets for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes the users cryptocurrencies liabilities and corresponding assets related to the users cryptocurrencies, on initial recognition and at each reporting date, at fair value of the crypto assets. Any loss, theft, or misuse would impact the measurement of users crypto assets.

The majority of the cryptocurrency obligation is comprised of Bitcoin, Ethereum and BLOCKS.

We do not, nor have we ever used either of these exchanges to conduct business. We have not been impacted by these bankruptcies. And we continue to monitor the industry and protect our customers’ assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of HUMBL, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HUMBL, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

April 5, 2023

HUMBL, INC

CONSOLIDATED BALANCE SHEETS (IN US$)

DECEMBER 31, 2022 AND 2021

	DECEMBER 31,	DECEMBER 31,
	2022	2021

ASSETS

Current Assets:
Cash	$616,950	$3,173,103
Assets related to user cryptocurrencies safeguarding obligation	665,738	-
Accounts receivable	298,248	273,491
Inventory, net	1,038,816	-
Intangible assets - digital assets, current portion	6,609	2,695
Prepaid expenses and other current assets	29,476	57,693
Current assets of discontinued operations	194,472	371,886

Total Current Assets	2,850,309	3,878,868

Non-Current Assets:
Fixed assets, net of depreciation	24,485	356,447
Intangible assets, net of amortization	803,380	-
Intangible assets - digital assets, net of current portion	147,823	-
Goodwill	-	3,177,954
Non-current assets of discontinued operations	-	3,353,392

Total Non-Current Assets	975,688	6,887,793

TOTAL ASSETS	$3,825,997	$10,766,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$4,175,984	$1,417,698
Obligation to issue common shares	903,936	676,408
User cryptocurrencies safeguarding obligation	665,738	-
Contingent consideration	2,829,075	-
Due to seller	314,619	327,412
Current portion of notes payable - bank	4,380	-
Current portion of notes payable	440,000	500,000
Current portion of notes payable - related parties	10,689,511	10,986,250
Convertible notes payable - related parties	7,500,000	7,500,000
Current portion of convertible notes payable, net of discount	2,636,411	3,392,123
Current liabilities of discontinued operations	99,342	42,568

Total Current Liabilities	30,258,996	24,842,459

Long-Term Liabilities:
Notes payable - bank, net of current portion	6,569	-
Notes payable related parties, net of current portion	8,700,000	-
Convertible notes payable, net of discount and net of current portion	-	2,232,702
Non-current liabilities of discontinued operations	150,000	150,000

Total Long-Term Liabilities	8,856,569	2,382,702

Total Liabilities	39,115,565	27,225,161

Commitments and contingency
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, and 570,000 Series B Preferred stock authorized (Series C Preferred stock was cancelled October 29, 2021)
Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 416,159 and 544,759 shares issued and outstanding, respectively	4	5
Common stock, par value, $0.00001, 7,450,000,000 shares authorized 2,182,343,775 and 1,023,039,433 issued and outstanding, respectively	21,823	10,230
Additional paid in capital	63,887,828	34,182,004
Accumulated deficit	(99,218,747)	(50,650,809)
Accumulated other comprehensive income (loss)	19,454	-

Total Stockholders’ Equity (Deficit)	(35,289,568)	(16,458,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,825,997	$10,766,661

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$)

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

REVENUES	$2,768,534	$1,372,444

COST OF REVENUES	1,401,658	855,805

GROSS PROFIT	1,366,876	516,639

OPERATING EXPENSES
Development costs	2,363,225	2,117,683
Professional fees	4,288,782	3,787,539
Settlement	3,752,400	1,870,000
Impairment - intangible assets including goodwill	10,424,214	5,470,150
Impairment - digital assets	1,606,784	34,570
General and administrative expenses	20,118,816	15,496,009

Total Operating Expenses	42,554,221	28,775,951

OPERATING LOSS	(41,187,345)	(28,259,312)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(1,570,754)	(932,632)
Beneficial conversion feature	-	(3,300,000)
Amortization of debt discounts	(1,672,940)	(838,941)
Gain on sale of digital assets	297,895	47,875
Forgiveness of PPP Loan	-	66,117
Loss on sale of assets	(57,318)	-
Loss on conversion of convertible notes payable	(753,858)	-
Other income	-	28,200

Total Non-Operating Income (Expenses)	(3,756,975)	(4,929,381)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(44,944,320)	(33,188,693)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(3,618,668)	(16,462,361)
Gain on disposal of discontinued operations	-	-
Total discontinued operations	(3,618,668)	(16,462,361)

NET LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(48,562,988)	(49,651,054)

Provision for income taxes	4,950	4,950

NET LOSS	$(48,567,938)	$(49,656,004)

Other comprehensive income (loss)
Foreign currency translations adjustment	15,011	-
Comprehensive loss	$(48,552,927)	$(49,656,004)

Net loss per share - basic and diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding - basic and diluted	1,573,812,883	942,331,830

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (IN US$)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

								Accumulated
	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2021	7,000,000	$70	-	$-	974,177,443	$9,742	$2,545,825	$-	$(994,805)	$1,560,832

Stock issued for:
Adjustment	-	-	-	-	41,156	-	-	-	-	-
Reverse merger with HUMBL	-	-	552,029	6	-	-	39,961	-	-	39,967
Cash	-	-	-	-	437,500	4	999,996	-	-	1,000,000
Services	-	-	2,272	-	18,272,540	183	6,228,411	-	-	6,228,594
Acquisition -Tickeri	-	-	-	-	9,345,794	93	9,999,907	-	-	10,000,000
Settlement	-	-	-	-	1,000,000	10	1,169,990	-	-	1,170,000
Exercise of warrants	-	-	-	-	20,000,000	200	3,999,800	-	-	4,000,000
Conversion of common shares to Series B Preferred	-	-	7,962	-	(79,625,000)	(796)	796	-	-	-
Conversion of Series B Preferred to common shares	-	-	(7,939)	(1)	79,390,000	794	(793)	-	-	-
Shares canceled for no consideration	-	-	(9,350)	-	-	-	-	-	-	-
Series B Shares redeemed for cash	-	-	(215)	-	-	-	(215)	-	-	(215)
Members interest purchased for cash (timing difference from 2020)	-	-	-	-	-	-	10,000	-	-	10,000
Recalssification from deferred revenue on warrant purchase	-	-	-	-	-	-	43,243	-	-	43,243
Beneficial conversion feature on convertible note payable	-	-	-	-	-	-	3,300,000	-	-	3,300,000
Discount on convertible notes	-	-	-	-	-	-	2,055,219	-	-	2,055,219
Warrants - consultnats	-	-	-	-	-	-	3,789,864	-	-	3,789,864
										-
Net loss for the year	-	-	-	-	-	-	-	-	(49,656,004)	(49,656,004)

Balance - December 31, 2021	7,000,000	$70	544,759	$5	1,023,039,433	$10,230	$34,182,004	$-	$(50,650,809)	$(16,458,500)

Balance - January 1, 2022	7,000,000	$70	544,759	$5	1,023,039,433	$10,230	$34,182,004	$-	$(50,650,809)	$(16,458,500)

Stock issued for:
Cash	-	-	-	-	149,019,606	1,490	1,188,510	-	-	1,190,000
Services	-	-	1,062	-	6,741,250	68	577,226	-	-	577,294
Cancellation of shares	-	-	-	-	(825,000)	(9)	(187,241)	-	-	(187,250)
Acquisition -Ixaya	-	-	-	-	8,962,036	90	1,499,910	-	-	1,500,000
Acquisition -BizSecure	-	-	-	-	13,200,000	132	2,229,348	-	-	2,229,480
Shares to BizSecure rescinded	-	-	-	-	(13,200,000)	(132)	132	-	-	-
Exercise of warrants	-	-	-	-	10,000,000	100	1,999,900	-	-	2,000,000
Settlement	-	-	-	-	10,000,000	100	1,552,300	-	-	1,552,400
Exchange of notes payable and accrued interest	-	-	-	-	37,374,170	374	3,176,430	-	-	3,176,804
Conversion of convertible notes	-	-	-	-	141,412,280	1,414	2,642,298	-	-	2,643,712
Redemption of shares in settlement	-	-	-	-	(1,000,000)	(10)	(49,990)	-	-	(50,000)
Conversion of Series B Preferred to common shares	-	-	(79,762)	(1)	797,620,000	7,976	(7,975)	-	-	-
Shares canceled for no consideration	-	-	(49,900)	-	-	-	-	-	-	-
Contribution of capital - NFT	-	-	-	-	-	-	406,040	-	-	406,040
Contribution of capital - digital assets	-	-	-	-	-	-	500,000	-	-	500,000
Stock-based compensation - warrants	-	-	-	-	-	-	7,162,889	-	-	7,162,889
Stock-based compensation - options	-	-	-	-	-	-	436,467	-	-	436,467
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	4,882,135	-	-	4,882,135
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	1,697,445	-	-	1,697,445
Change in comprehensive income	-	-	-	-	-	-	-	19,454	-	19,454
Net income (loss) for the period	-	-	-	-	-	-	-	-	(48,567,938)	(48,567,938)

Balance - December 31, 2022	7,000,000	$70	416,159	$4	2,182,343,775	$21,823	$63,887,828	$19,454	$(99,218,747)	$(35,289,568)

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$)

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERTING ACTIVIITES FROM CONTINUING OPERATIONS
Net loss	$(48,567,938)	$(49,656,004)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	17,311	11,129
Amortization	640,022	-
Impairment expense - intangible assets including goodwill	10,424,214	5,470,150
Impairment expense - digital assets	1,606,784	34,570
(Gain) on sale of digital assets	(297,895)	(47,875)
Loss on conversion of convertible notes payable	753,858	-
Expenses paid for by digital assets	458,162	133,660
Fee added to related party notes for extension	18,000	-
Sales commission received in digital assets	(1,814)	(8,400)
Amortization of debt discounts	1,672,940	838,941
Foreign currency adjustment	19,454	-
Stock-based compensation	12,199,063	10,734,834
Forgivenss of PPP loan	-	(66,117)
Loss on sale of assets	57,318	-
Bad debt	-	88,693
Settlement	3,752,400	1,870,000
Beneficial conversion feature on convertible note payable	-	3,300,000

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(311)	129,108
Intangible assets - digital assets	(1,010,934)	(114,650)
Inventory	(28,816)	-
Prepaid expenses and other assets	28,217	(50,248)
Decrease in related party payable	-	(11,547)
Accounts payable and accrued expenses	2,945,391	1,011,481
Total adjustments	33,253,364	23,323,729

Net cash used in operating activities of continuing operations	(15,314,574)	(26,332,275)
Net cash provided by operating activities of discontinued operations	3,587,579	16,403,953
Net cash used in operating activities	(11,726,995)	(9,928,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(13,572)	(367,576)
Purchase of intangible assets	(275,020)	-
Purchase of digital asset (non-fungible token)	(406,040)	-
Proceeds from the sale of assets	270,905	-
Cash received in purchase of Tickeri	-	127,377
Cash received in purchase of Monster Creative	-	3,017
Cash paid in purchase of BM Authentics	(110,000)	-
Cash paid in purchase of Ixaya, net of amounts received	(148,675)	-
Net cash used in investing activities	(682,402)	(237,182)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sales of membership interests of HUMBL, LLC	-	10,000
Redemption of Series B Preferred Stock	-	(215)
Proceeds from the exercise of warrants	2,000,000	4,000,000
Proceeds from related party notes payable	8,700,000	-
Payments of notes payable - bank	(2,930)	-
Payments of notes payable	(2,260,000)	(40,557)
Repayment of amount due to seller	(12,793)	(51,600)
Repayment of related party notes	(324,573)	-
Purchase of treasury shares and then cancellation of treasury shares)	(50,000)	-
Contribution of capital CEO	406,040	-
Proceeds from convertible notes payable	207,500	6,700,000
Proceeds from issuance of common stock for cash	1,190,000	1,000,000
Net cash provided by financing activities	9,853,244	11,617,628

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(2,556,153)	1,452,124

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	3,173,103	1,720,979

CASH AND RESTRICTED CASH - END OF PERIOD	$616,950	$3,173,103

CASH PAID DURING THE PERIOD FOR:
Interest expense	$10,860	$3,760

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$7,976	$794
Conversion of common stock into preferred stock	$-	$796
Conversion of obligation to issue common stock into common stock	$449,950	$-
Exchange of convertible notes payable and accrued interest into common stock	$5,066,658	$-
Contribution of digital assets by CEO	$500,000	$-
Reclassification of deferred revenue to additional paid in capital	$-	$43,243
Recognition of discounts at inception of convertible notes payable	$-	$2,055,219
Vesting of contingent consideration	$1,697,445	$-

Acquisition of BM Authentics:
Inventory	$1,010,000	$-
Common shares issued (issued in January 2023, reflected as obligation at December 31, 2022)	(900,000)	-
Net cash paid in acquisition of BM Authentics	$110,000	$-

Acquisition of Ixaya:
Accounts receivable	$24,446	$-
Goodwill	1,008,642	-
Intellectual property - software	650,000	-
Accounts payable and accrued expenses	(10,700)	-
Note payable - bank	(13,879)	-
Related party advances	(9,834)	-
	1,648,675	-
Common shares issued	(1,500,000)	-
Net cash paid in acquisition of Ixaya	$148,675	$-

Acquisition of BizSecure:
Customer relationship	$275,000	$-
Intellectual property - software	2,500,000	-
Goodwill	3,981,000	-
	6,756,000	-
Common shares issued	(2,229,480)
Contingent consideration	(4,526,520)	-
Net cash paid in acquisition of BizSecure	$-	$-

Acquisition of Tickeri (part of discontinued operations):
Accounts receivable	$-	$23,587
Goodwill	-	20,086,664
Accounts payable and accrued expenses	-	(87,071)
EIDL Loan	-	(150,000)
PPP Loan	-	(557)
	-	19,872,623
Notes payable issued	-	(10,000,000)
Common shares issued	-	(10,000,000)
Net cash received in acquisition of Tickeri	$-	$(127,377)

Acquisition of Monster Creative, LLC:
Accounts receivable	$-	$109,113
Goodwill	-	8,521,767
Accounts payable and accrued expenses	-	(81,530)
Notes payable - officers	-	(486,250)
PPP Loan	-	(66,117)
	-	7,996,983
Notes payable issued	-	(500,000)
Convertible notes payable issued	-	(7,500,000)
Net cash received in acquisition of Monster Creative, LLC	$-	$(3,017)

The accompanying notes are an integral part of these financial statements.

HUMBL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

DECEMBER 31, 2022 AND 2021

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

The FINRA approval for both the increase in the authorized common shares and reverse stock split occurred on February 26, 2021. To assume control of the Company, the former CEO, Henry Boucher assigned his 7,000,000 shares of Series A Preferred Stock as well as 550,000,000 shares of common stock to Brian Foote, the President and CEO of HUMBL LLC for a $40,000 note payable. The Series A Preferred Stock is not convertible into common stock; however, it has voting rights of 10,000 votes per 1 share of stock. After the reverse merger was completed, HUMBL LLC ceased doing business, and all operations were conducted under Tesoro Enterprises, Inc. which later changed its name to HUMBL, Inc. (“HUMBL” or the “Company”).

On June 3, 2021 we acquired Tickeri, Inc. (“Tickeri”) in a debt and stock transaction totaling $20,000,000 following which Tickeri became a subsidiary of HUMBL. Tickeri is a leading ticketing, live events and box office SaaS platform featuring Latin events and artists throughout the United States, Latin America, and the Caribbean corridor. The purchase price for the stock purchase was $20,000,000 payable through the issuance of$10,000,000 in our common stock and $10,000,000 payable through the issuance of two promissory notes. The shares had a deemed value equal to the volume weighted average price per share of HUMBL common stock on the OTC Markets for the ten consecutive trading days ending with the complete trading day ending two trading days prior to the closing. We issued the two shareholders of Tickeri, Juan Gonzalez and Javier Gonzalez, 4,672,897 shares of our common stock each. We also issued to each of Juan and Javier Gonzalez a secured promissory note in the face amount of $5,000,000 (the “Notes”). The promissory notes were due and payable on or before December 31, 2022, bore interest at the rate of 5% per annum and were secured by the equity interests of Tickeri. In the event of an uncured default by HUMBL under the promissory note, Juan and Javier Gonzalez had the right to recover the ownership of Tickeri and re-commence the business and operations of Tickeri free and clear of any claims or encumbrances by HUMBL. On January 31, 2023, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Javier Gonzalez (“Javier”) and Juan Luis Gonzalez (“Juan”). Under the terms of the Settlement Agreement, 100% of the equity interests in Tickeri were transferred back to Javier and Juan, free of any encumbrances and including all of Tickeri’s intellectual property, since the Company was in default under the Notes. Javier and Juan also received 4,672,897 shares of the Company’s common stock owed to them under the acquisition agreement. Under the terms of the Settlement Agreement, the Notes were cancelled, and the parties agreed to a mutual release of claims. As a result of this settlement, the Company has reclassified the assets, and liabilities of Tickeri as held for sale, and the operations as discontinued operations as of and for the year ended December 31, 2022 and 2021.

On June 30, 2021, we acquired Monster Creative, LLC (“Monster”). Monster is a Hollywood production studio that specializes in producing movie trailers and other related content. Monster was founded by Doug Brandt and Kevin Childress. Monster will collaborate with HUMBL in the production of NFTs and other digital content. The purchase price for all of the membership interests in Monster was paid through the issuance of one convertible note and one non-convertible note to each of Doug Brandt and Kevin Childress in the aggregate principal amount of $8,000,000. The convertible notes were issued to Doug Brandt (through an entity owned by him) and Kevin Childress in the aggregate principal amount of $7,500,000. The notes convert at the holder’s election, bear interest at 5% per annum and are due in 18 months from issuance. We also issued non-convertible notes to Doug Brandt and Kevin Childress in the aggregate amount of $500,000. These notes bear interest at the rate of 5% per annum and were due on April 1, 2022. Doug Brandt and Kevin Childress each entered into employment agreements with Monster having a term of three years. Doug Brandt was appointed as the CEO of Monster and Kevin Childress was appointed as its President and Creative Director. The Company and Doug Brandt and Kevin Childress agreed to an extension on March 30, 2022 of the notes that were due April 1, 2022 until July 1, 2022 and then another extension on July 1, 2022 to October 1, 2022. These notes are currently in default.

In the initial extension agreements through July 1, 2022, the Company added $7,500 to the Phantom Power note and $1,500 to the Kevin Childress note, and then added another $7,500 to the Phantom Power Note and $1,500 to the Kevin Childress note on July 1, 2022 to extend these notes to October 1, 2022. On July 1, 2022, the Company extended these notes to October 1, 2022 with the following terms: (i) $85,000 due July 15, 2022; (ii) $50,000 due August 1, 2022, (iii) $50,000 due September 1, 2022; and (iv) the remainder of $333,000 due October 1, 2022. The fees of $18,000 on the two extensions did not constitute a material modification of the debt instruments. The Company has not yet made the payment that was due October 1, 2022 and is in default under the notes.

On February 12, 2022, the Company entered into an asset purchase agreement with BizSecure, Inc. (“BizSecure”). The Company determined this was an acquisition of a business pursuant to the guidance provided in both ASC 805 and Rule 11-01(d) of Regulation S-X. BizSecure is not considered a significant subsidiary under Regulation S-X Rule 1-02(w). The Company acquired a customer relationship with the US Air Force and BizSecure’s Mobile ID technology. The Company entered into employment agreements with two BizSecure employees as part of the agreement to help integrate the Mobile ID technology into the Company’s larger suite of products and help operate the blockchain services division. The assets acquired from BizSecure represented the majority of the operations of the entity and BizSecure post-acquisition has only conducted nominal operations and has no employees. The Company issued to BizSecure 13,200,000 common shares and 26,800,000 restricted stock units (“RSUs”) that vest quarterly commencing April 1, 2022 for a period of two years. The shares and restricted stock units have a value of $6,756,000. The Company has included the value of $4,526,520 which represents the value of the restricted stock units in contingent consideration pursuant to ASC 805-10-55-25. Management considered several factors when making the determination to treat the RSUs as contingent consideration and not post-combination compensation, including, but not limited to, the following: (a) the RSUs are not automatically forfeited upon termination of the two key employees as those RSUs would vest if the employees were terminated without cause or if the employees resigned with good reasons; (b) all selling shareholders of BizSecure receive the same pro rata compensation; (c) the BizSecure shareholders hired by the Company receive compensation commensurate with other employees in the Company at the same level; (d) there are no adjustments to the RSUs based on earnings and thus there is no profit-sharing component to the RSUs; and (e) the parties desired for the compensation to be paid over time and not all up front. Therefore, the Company determined that the restricted stock units should be treated as contingent consideration. On December 30, 2022, as a result of the Company’s failure to timely register the 13,200,000 shares of common stock issued February 12, 2022 BizSecure requested the cancellation of such shares and the 10,050,000 RSUs that vested during 2022. Pursuant to BizSecure’s request, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms. There is no requirement for the Company to cease using the intellectual property received in the February 12, 2022 transaction.

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

On October 31, 2022, the Company’s Board of Directors approved a 1:10 reverse stock split and filed an amendment to the Certificate of Incorporation with the State of Delaware. The Company filed a Preliminary Schedule 14C on November 2, 2022, and a DEF 14C on November 15, 2022, for the reverse stock split. The Company rescinded the reverse split in February 2023.

On November 2, 2022, the Company acquired BM Authentics (“BM”), a provider of sports merchandise ranging from autographed jerseys, bats, balls, helmets, and photos for $110,000 in cash and 90,000,000 shares of common stock. These shares were issued on January 10, 2023 and the value is reflected in Obligation to issue Common Stock on the Consolidated Balance Sheet at December 31, 2022.

On November 15, 2022 we entered into a Settlement Agreement and Mutual Release of Claims (the “Release Agreement”) with Forwardly, Inc. (“Forwardly”) under which we agreed to pay Forwardly $2,200,000 in five equal monthly payments of $440,000 commencing November 15, 2022 and ending March 15, 2023. The Company and Forwardly, amended the terms of the payments whereby the Company paid the January and February 2023 payments in December 2022, and Forwardly agreed to extend the last payment to June 15, 2023. The payment is being made in connection with a warrant (the “Warrant”) that Forwardly purchased from us for $200,000 in 2020 that provided for the purchase of up to 125 million shares of our common stock of which Forwardly purchased 10 million shares for $2,000,000 in 2021. Forwardly retained the 10 million shares under the Warrant in lieu of interest on the $2,000,000 it paid to exercise that number of our shares of common stock under the Warrant.

HUMBL is a Web 3, digital commerce platform that was built to connect consumers, businesses and governments in the digital economy. HUMBL provides simple tools and packaging for complex new technologies such as blockchain, in the same way that previous cycles of e-commerce and the cloud were more simply packaged by companies such as Facebook, Apple, Amazon and Netflix over the past several decades. The Company through their product offerings are looking to simplify and package the digital economy for consumers, corporations and government.

The goal of HUMBL is to provide ready built tools, and platforms for consumers and merchants to seamlessly participate in the digital economy. HUMBL is built on a patent-pending, decentralized technology stack that utilizes both core and partner technologies, to provide faster connections to the digital economy and each other.

The Company is organized into two divisions: a) HUMBL Consumer and b) HUMBL Commercial. These two divisions incorporate and expand the Company’s core products and services. The majority of the Company’s operations prior to 2022 were focused on the Consumer division.

HUMBL – A Web 3 Commerce Platform

HUMBL was founded to deliver an integrated, Web 3 digital commerce platform for consumers, merchants and governments. HUMBL has delivered one of the first integrated technology environments in which a digital wallet, search engine, social media and marketplace listings can be used together by consumers in one place. The HUMBL platform is comprised of the following key components described below.

HUMBL Consumer Division

●	HUMBL Wallet
●	HUMBL Search Engine
●	HUMBL Tickets
●	HUMBL Marketplace
●	HUMBL Social
●	HUMBL Metaverse Stores

HUMBL Commercial Division

●	HUMBL Blockchain Services

HUMBL Wallet

The HUMBL Wallet is the centerpiece of the Web 3 consumer experience on the HUMBL platform. The HUMBL Wallet is self-custodied by the individual; ensuring that they have full control over their digital assets and private keys.

Customers can use the HUMBL Wallet to send and receive digital assets, interact on the HUMBL Social platform, perform web searches on the HUMBL Search Engine, store and manage their NFTs, consume content via MP4 multimedia player and more.

The HUMBL Wallet drives revenue through: a) digital asset swaps, in which the customer can use the self-custodied HUMBL digital wallet to swap from one digital asset to another on the Ethereum blockchain, and b) purchasing crypto through Sardine, a third-party service that allows customers to buy digital assets with credit cards.

The HUMBL Wallet is also connected to the BLOCKS Registry, a decentralized blockchain registry that allows customers to authenticate digital items, such as NFTs, and track the chain of custody to ensure reduced fraud, forgery and theft in the digital markets.

HUMBL Wallet customers have the obligation to perform their own tax record keeping and tracking of assets and swaps in the self-custodied wallet; as well as backup of their private keys, to ensure the recoverability, data security and storage of their digital assets.

The HUMBL Wallet is equipped with 2-factor authentication; as well as biometric security features, which are handled by the handset and its manufacturer. HUMBL does not store or have access to any biometric information related to its verified users.

The HUMBL Wallet uses SumSub, a third-party service provider, to perform KYC / KYB and authenticate customers. HUMBL does not capture or store consumers’ information on HUMBL’s servers, except for their corresponding name, wallet address and email address for basic communications with the verified user. HUMBL does not resell its customers data.

The HUMBL Wallet is available in over 130 countries and is not available in any OFAC Countries.

HUMBL Search Engine

The HUMBL Search Engine is available via the HUMBL Wallet and the HUMBL website. The HUMBL Search Engine allows customers to search for standard Web 2 content such as news, images and video search capabilities. The company also recently completed the development of its HUMBL Ads portal, which can be used to customize advertising programs for clients. This includes traditional search advertising such as display ads, location targeting and cost-per-click performance advertising.

The HUMBL Search Engine also offers Web 3 blockchain-based search features such as the ability to search major NFTs across Ethereum, Polygon, BLOCKS, Gnosis and Solana. Consumers are able to confirm that certain NFTs have been “Verified by BLOCKS” to protect against the fraud and forgery in the NFT market. The search engine also shows customers where certain NFTs are available for purchase across various marketplaces.

HUMBL Tickets

HUMBL Tickets is initially focused on the offering of secondary (resale) tickets to thousands of live events across North America. HUMBL Tickets inventory listings and ticket fulfillment are provided by Ticket Evolution and HUMBL earns a commission for each sale through its website.

The ticketing content provided on HUMBL Tickets spans across major live music, sports, festivals and events in multiple countries. HUMBL Tickets advertises its services primarily across social media, including its own HUMBL Social platform.

HUMBL is also exploring the development of primary ticketing and peer-to-peer ticketing sales via blockchain technology and dynamic QR codes, with ticket storage inside the HUMBL Wallet as future digital collectibles; along with authenticated content, ratings and reviews from ticketed events on the HUMBL Social platform via verified profiles, commemorative icons and attendance badges.

HUMBL Marketplace

The HUMBL Marketplace was designed to pair authenticated buyers and sellers in verified, digital commerce. The HUMBL Marketplace currently works with clients such as professional athletes, brands, and marketing and talent agencies, to provide sports merchandise ranging from autographed jerseys, bats, balls, helmets, photos and more.

The HUMBL Marketplace mitigates forgeries by pairing physical merchandise with digital certificates of registration. Merchandise is made available on the HUMBL platform and is verified, registered, and cataloged on the blockchain.

The HUMBL Marketplace also allows for the minting and listing of non-fungible tokens (NFTs) as digital collectibles, that allow pre-approved individuals to monetize their digital images, multimedia content and catalogues on the blockchain.

HUMBL is a software platform and does not act as a broker, financial institution, or creditor for digital collectibles. We facilitate transactions between the buyer and seller in the auction/sale process, but we are not a party to any agreement between the buyer and seller or between any users.

HUMBL Social

HUMBL Social is one of the world’s first user-verified social media platforms. The social media platform is available via web browser and the HUMBL Wallet. The goal of HUMBL Social is to provide real people, real profiles and real merchants with a place to connect on the worldwide web.

HUMBL Social supports only verified user profiles, to ensure authenticity of the platform. This helps to reduce the fake profiles, product ratings and reviews that have plagued major Web 2 social media platforms due to the allowance of anonymous profiles and non-verified sellers. The HUMBL Social platform is available in over 130+ countries via the HUMBL Wallet and web browser.

HUMBL Metaverse Stores

HUMBL has created technology to build customized metaverse stores for brands, athletes, entertainers and celebrities. HUMBL’s first metaverse store was created for Major League Baseball player Ke’Bryan Hayes and his father Charlie Hayes, a retired Major League Baseball player. The brand metaverse store is called the “House of Hayes” and supports the development of an immersive player experience, in which customers can navigate a simulated environment of historical artwork and current digital collectibles. Custom artwork was provided by Topps “Sports Artist of the Year” Lauren Taylor, in the form of digital collectibles that rotated on screens throughout the environment. Endorsement sporting goods brands of Ke’Bryan Hayes, such as Wilson, Franklin and Old Hickory, also supported product placement and sell-through environments for products such as authentic baseball bats and gloves. An immersive Wilson Amphitheatre was also created for multimedia press conferences or media interactions with Ke’Bryan Hayes’ avatar.

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

Our solutions enable municipalities, government agencies, and other commercial entities the ability to offer mobile IDs and other credential verification services to their constituents. We continue to make significant investments to leverage our existing technologies and further expand our DLT capabilities.

Components of the HUMBL Wallet can be used by HBS to white label a “Powered By” environment for local, state or national government clients that may want to move to digital or blockchain-based registry formats of their transactions, record keeping and / or payments from citizens, corporations, or government departments.

An example of this is a pilot program that HUMBL is currently developing with the County of Santa Cruz (CA), in which HUMBL and the County are working to scope the development of a digital wallet in which citizens can more easily and effectively receive government services access via digital technologies.

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

During the years ended December 31, 2022 and 2021, we devoted a substantial amount of capital to build out our platform and as a result our working capital deficit and accumulated deficit have increased significantly. In addition, we have incurred significant debt from both unrelated and related parties to assist in supporting our operations.

As of December 31, 2022, we had $616,950 in cash. During the last two years we have built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a very minimal impact on the Company’s operations.

We had a working capital deficit of $27,408,687 and $20,963,591 as of December 31, 2022 and 2021, respectively. The majority of our current liabilities is in the form of related party notes. The decrease in working capital is the direct result of these notes as well as the debt incurred related to the cash necessary to continue the development of our mobile wallet. A majority of the Company’s operating expenses in 2022 (71%) were the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $977,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company has received $1,190,000 in purchases of common stock and warrants, $2,000,000 in additional warrant exercises and $8,700,000 in related party debt proceeds in 2022, however, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

We expect that the consolidation of our platform into HUMBL.com will bring about revenue producing operations to improve the liquidity of the Company moving forward. However, going forward, the effect of our industry on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. The additional post-COVID challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital.

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

Impact of Cryptocurrency Bankruptcies

In November 2022, both FTX Trading and BlockFi filed for bankruptcy protection under Chapter 11. These bankruptcies have impacted several companies either directly or indirectly. Customers of the HUMBL Pay app use our platform to hold their cryptocurrency. Assets related to user cryptocurrencies safeguarding obligation and the user cryptocurrencies safeguarding obligation represent the Company’s obligation to safeguard customers’ crypto assets in digital wallets on the Company’s platform. The Company safeguards these assets for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes the users cryptocurrencies liabilities and corresponding assets related to the users cryptocurrencies, on initial recognition and at each reporting date, at fair value of the crypto assets. Any loss, theft, or misuse would impact the measurement of users crypto assets.

The majority of the cryptocurrency obligation is comprised of Bitcoin, Ethereum and BLOCKS.

We do not, nor have we ever used either of these exchanges to conduct business. We have not been impacted by these bankruptcies. And we continue to monitor the industry and protect our customers’ assets.

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

Principles of Consolidation

The consolidated financial statements include the accounts of HUMBL, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. HUMBL, Inc. holds 100% of Monster, Ixaya and BM Authentics. The Company formed additional subsidiaries that are inactive and have no activity for future use. All operations of Tickeri are reflected in discontinued operations as this entity was sold back to the original owners on January 31, 2023, however as of December 31, 2022 this transaction was approved by the Company’s Board of Directors and being negotiated.

The Company applies the guidance of Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

For Monster, BizSecure, Ixaya and BM Authentics, the Company accounted for these acquisitions as business combinations and the difference between the consideration paid and the net assets was applied to goodwill as there were no identifiable intangible assets acquired.

Reclassification

The Company has reclassified certain amounts in the 2021 financial statements to comply with the 2022 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the year ended December 31, 2021.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of December 31, 2022 and 2021, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

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

The Company accounts for revenues based on the verticals in which they were earned. The three principal verticals in which the Company operates today are HUMBL Mobile Wallet, HUMBL Marketplace, and HUMBL Blockchain Services.

HUMBL Mobile Wallet (formerly HUMBL Pay)

The Company is anticipated to earn transaction revenues primarily from fees charged to consumers and merchants on a transaction basis through the Company’s mobile application. These fees may have a fixed and/or variable component. The variable component is generally a percentage of the value of the payment amount and is known at the time the transaction is processed. For a portion of our transactions, the variable component of the fee is eligible for reimbursement when the underlying transaction is approved for a refund. The Company may estimate the amount of fee refunds that will be processed each quarter and record a provision against the net revenues. The volume of activity processed on the platform, which results in transaction revenue, is referred to as Total Payment Volume (“TPV”).

The Company will earn additional fees on transactions where currency conversion is performed via on ramping and off ramping via digital currencies, when swaps are performed on digital currencies, and when cross-border transactions are enabled (i.e., transactions where the merchant and consumer are in different countries), to facilitate the instant transfer of funds for customers from their HUMBL account to their debit card or bank account, and other miscellaneous fees. The Company will rely on third party partners to perform all money transmission services.

The Company may earn revenues from other value-added services, which are comprised primarily of revenue earned through partnerships, referral fees, subscription fees, gateway fees, ticketing, peer-to-peer payments, and other services that will be provided to merchants and consumers. These contracts typically have one performance obligation which is provided and recognized over the term of the contract.

The transaction price is generally fixed and known at the end of each reporting period; however, for some agreements, it may be necessary to estimate the transaction price using the expected value method. The Company is expected to record revenue earned in revenues from other value-added services on a net basis when they are considered the agent with respect to processing transactions.

HUMBL Search Engine

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

HUMBL Tickets

The Company recognizes revenues from HUMBL Tickets primarily from service fees. Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we receive in exchange for those goods or services. For service fees and payment processing fees, revenue is recognized when the ticket is sold.

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

Accounts Receivable and Concentration of Credit Risk

An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable. As of December 31, 2022 and 2021, there was no allowance necessary.

Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined using the first-in first-out method. The carrying value of inventory is evaluated periodically for excess quantities and obsolescence. Management evaluates quantities on hand and physical condition as these characteristics may be impacted by anticipated customer demand for current products. The allowance is adjusted based on such evaluation, with a corresponding provision included in cost of sales.

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

The cost basis of digital assets will not be adjusted upward for subsequent increases in fair value. Such impairment in the value of digital assets is recorded as a component of other operating expenses in our consolidated statements of operations. We recorded an impairment loss of approximately $1,606,784 and $34,570 related to digital assets during the years ended December 31, 2022 and 2021, respectively, of which $258,217 in 2022 relates to the NFT we purchased.

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

This guidance should be applied no later than the financial statements covering the first interim or annual report ending after June 15, 2022, with retroactive application as of the beginning of the fiscal year to which the interim or annual period relates. Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform of $665,738. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform.

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

2022
Revenue	$-
Cost of revenue	-
Gross (loss)	-

Operating and non-operating expenses	7,945
Loss from discontinued operations	$(7,945)

The Company paid the refunds to the subscribers in the three months ended March 31, 2022, and had no expenses related to the BLOCK ETX product line in the nine months from April 1, 2022 through December 31, 2022.

The Company commenced operations of the BLOCK ETX products in March 2021. The Company has reclassified the statement of operations for the year ended December 31, 2021 to reflect the subscription revenue and the direct expenses attributable to the BLOCK ETX product line that included direct payroll and direct subcontractor costs. These amounts are reflected in the loss for discontinued operations as noted in the chart below.

2021
Revenue	$263,768
Cost of revenue	-
Gross profit	263,768
Operating and non-operating expenses	(258,839)
Income from discontinued operations	$4,929

NON-RESIDENTIAL PROPERTY

On June 30, 2022, the Company determined to sell their non-residential property, and listed this property for sale in July 2022. This represented a strategic shift for future operations and the Company as a result reclassified the net value on this property of $328,222 as a non-current asset held for sale in accordance with ASC 205-20-45-1E. On September 16, 2022, the Company sold the property for $270,905 and recognized a loss of $57,318 on disposal.

TICKERI

On January 31, 2023, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Javier Gonzalez (“Javier”) and Juan Luis Gonzalez (“Juan”). Under the terms of the Settlement Agreement, Tickeri was transferred back to Javier and Juan, free of any encumbrances and including all of Tickeri’s intellectual property, since the Company was in default of the promissory notes for $5,000,000 to each of them with a maturity date of December 3, 2022 (the “Notes”) owed to Javier and Juan as a portion of the consideration paid by the Company under the agreement to acquire Tickeri. Javier and Juan will receive 4,672,897 shares of the Company’s common stock owed to them under the acquisition agreement. Under the terms of the Settlement Agreement, the Notes were cancelled, and the parties agreed to a mutual release of claims. As a result of this settlement, the Company has reclassified the assets, and liabilities of Tickeri as held for sale, and the operations as discontinued operations as of and for the year ended December 31, 2022 and 2021.

Per ASC 205-20-50-1(a), the timing of the disposal was January 31, 2023, but the Company had made the decision to dispose of this business in December 2022, and it represents a strategic shift in the business of the Company. The Company met the criteria for the TICKERI operations to be classified as held for sale at that time. In addition to the assets and liabilities reflected as discontinued operations, the settlement with Tickeri resulted in the forgiveness of the two promissory notes totaling $10,000,000, accrued interest of $789,041 (as of December 31, 2022) and accrued liabilities of $700,000 that are part of the Company’s liabilities as of December 31, 2022.

Current assets as of December 31, 2022 and 2021 – Discontinued Operations:

	December 31, 2022	December 31, 2021
Cash	$154,159	$320,110
Accounts receivable	40,313	51,776

	$194,472	$371,886

Non-current assets as of December 31, 2022 and 2021 – Discontinued Operations:

	December 31, 2022	December 31, 2021
Goodwill	$-	$3,353,392

	$-	$3,353,392

Current liabilities as of December 31, 2022 and 2021 – Discontinued Operations:

	December 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$99,342	$42,568

	$99,342	$42,568

Non-current liabilities as of December 31, 2022 and 2021 – Discontinued Operations:

	December 31, 2022	December 31, 2021
Long-term debt	$150,000	$150,000

	$150,000	$150,000

The Company reclassified the following operations to discontinued operations for the years ended December 31, 2022 and 2021, respectively.

	2022	2021
Revenue	$1,502,953	$867,176
Operating expenses	5,111,485	17,323,539
Other (income) loss	2,191	10,927
Net loss from discontinued operations	$(3,610,723)	$(16,467,290)

NOTE 4: BUSINESS COMBINATIONS

In November 2022, the Company determined to concentrate their efforts on other platforms that will enhance their fintech strategy. As a result, they negotiated with the prior owners of Tickeri who was acquired in June 2021 to have this entity be sold back to them. The sale occurred on January 31, 2023. The Company has reflected the operations of Tickeri in discontinued operations for the periods presented.

Monster

On June 30, 2021, the Company acquired the assets and liabilities of Monster noted below in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

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

As of December 31, 2022, the Company has determined that the preliminary purchase price allocation did not need to be revised.

On December 30, 2022, the Company and BizSecure negotiated a settlement of all claims resulting from the Company’s inability to timely register the 13,200,000 shares of common stock issued February 12, 2022 and 10,050,000 RSUs that vested during 2022. As a result, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms and the Company will continue the process to get those RSUs registered for resale and re-negotiate the terms of the common shares to be issued to BizSecure. There is no requirement for the Company to cease using the intellectual property received in the February 12, 2022 transaction.

Effective December 31, 2022, the Company impaired the $3,981,000 in goodwill and the remaining $2,256,618 in intellectual property and customer relationships, for total impairment of $6,237,618.

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

As of December 31, 2022, the Company has determined that the preliminary purchase price allocation did not need to be revised.

The goodwill was not expected to be deductible for tax purposes.

BM Authentics

On November 2, 2022, the Company acquired the assets and liabilities of BM Authentics noted below in in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Inventory	$1,010,000

The consideration paid for the acquisition of BM Authentics was as follows:

Cash	$110,000
Common stock (reflected as Obligation to Issue Common Stock at December 31, 2022)	900,000
Total consideration	$1,010,000

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of November 2, 2022. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuations and useful lives for the intangible assets acquired; (ii) finalization of the valuation of accounts payable and accrued expenses; (iii) finalization of the valuation of the inventory; and (iv) finalization of the fair value of non-cash consideration.

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

As of December 31, 2022, the Company has determined that the preliminary purchase price allocation did not need to be revised. The Company issued the shares owed (90,000,000 common shares) on January 10, 2023.

The goodwill was not expected to be deductible for tax purposes.

The following table shows the unaudited pro-forma results for the years ended December 31, 2022 and 2021, as if the acquisitions had occurred on January 1, 2021. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Monster, BizSecure, Ixaya, BM Authentics and the Company for 2021, and BizSecure, Ixaya, BM Authentics and the Company for 2022.

Year Ended December 31, 2021
(Unaudited)
Revenues	$2,763,915
Net loss	$(50,231,246)
Net loss per share	$(0.05)

Year Ended December 31, 2022
(Unaudited)
Revenues	$3,456,628
Net loss	$(48,612,300)
Net loss per share	$(0.03)

NOTE 5: REVENUE

The following table disaggregates the Company’s revenue by major source for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Revenue:
Services - Production	$2,314,103	$1,104,322
Services - Ixaya	303,717	-
Merchandise	108,282	193,638
Tickets	19,529	29,336
NFTs	1,814	27,764
Rental income	18,864	2,270
Other	2,225	15,114
	$2,768,534	$1,372,444

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

NOTE 6: INVENTORY

On November 2, 2022, in the acquisition of BM Authentics, the Company acquired $1,010,000 in inventory. Inventory consisted of sports merchandise and memorabilia ranging from autographed jerseys, bats, balls, helmets, and photos. On December 31, 2022, inventory is valued at $1,038,816. Inventory includes write-downs for excess and obsolete inventory of $155,736 as of December 31, 2022. The Company had no inventory in 2021.

NOTE 7: FIXED ASSETS

As of December 31, 2022 and 2021, the Company has the following fixed assets:

	2022	2021
Non-residential property – 20 year-life	$-	$345,497
Equipment – 5 year-life	19,344	5,772
Furniture and fixtures – 5 year-life	16,307	16,307
Accumulated depreciation	(11,166)	(11,129)
	$24,485	$356,447

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

Depreciation expense for the years ended December 31, 2022 and 2021 was $17,311 and $11,129, respectively, as the property was placed into service on July 1, 2021.

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2022 and 2021, the Company has the following intangible assets:

	2022	2021
Intellectual property - software – 5 year-life	$3,150,000	$-
Customer relationship – 5 year-life	275,000	-
Domain names – 15 year-life	275,020	-
Accumulated amortization - software	(2,608,833)	-
Accumulated amortization – customer relationship	(275,000)	-
Accumulated amortization - domain names	(13,307)	-
	$803,380	$-

In February 2022, the Company acquired intangible assets from BizSecure valued at $2,775,000, in March 2022 in the acquisition of Ixaya acquired intangible assets valued at $650,000. There were no intangible assets as of December 31, 2021. On December 31, 2022, the Company impaired $2,256,618 in intellectual property related to BizSecure.

Amortization expense for the year ended December 31, 2022 was $640,022.

Amortization expense for the next five years and in the aggregate is as follows:

2023	$148,335
2024	148,335
2025	148,335
2026	148,335
2027	40,002
Thereafter	170,038
$803,380

As of December 31, 2022 and 2021, the Company has recorded goodwill as follows for our continuing operations:

	2022	2021
Balance – beginning of the year	$3,177,954	$-
Acquisition of Monster	-	8,648,104
Acquisition of BizSecure	3,981,000	-
Acquisition of Ixaya	1,008,642	-
Impairment for the year	(8,167,596)	(5,470,150)
	$-	$3,177,954

As of December 31, 2022 and 2021, the summary by reporting unit of the Company for goodwill is as follows:

	2022	2021
Monster Creative	$-	$3,177,954
BizSecure	-	-
BM Authentics	-	-
	$-	$3,177,954

The Company evaluated ASC 350-20-50 for the goodwill associated with their acquisitions.

Prior to the divestiture of Tickeri and for Monster, Ixaya and BizSecure, the Company had impaired goodwill of $11,520,988 and $22,203,422 for the years ended December 31, 2022 and 2021, respectively. Tickeri’s impairment of $3,353,392 and $16,733,272 for the years ended December 31, 2022 and 2021, respectively is included in loss from discontinued operations.

NOTE 9: INTANGIBLE ASSETS – DIGITAL ASSETS

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

In 2022, the Company established a service to their HUMBL Pay app users. The “Buy Crypto, Earn Rewards” service enables HUMBL Pay app users the ability through a Company maintained digital asset wallet with Wyre to purchase digital assets (cryptocurrency) and earn rewards. These rewards are not paid by the Company, but by Wyre itself. As it can take 5 to 8 business days to physically settle funds in the Wyre wallet, there may be delays in digital assets being received by customers and the delivery of BLOCKS to BitGo. BitGo is a third-party custodian service that provides the custody for the customers’ BLOCKS. These timing differences occur, and as of December 31, 2022, the BitGo account has been settled and no unfunded liabilities exist. The BitGo account is not the Company’s account; however, represents the pool of all BLOCKS held by and allocated to HUMBL Pay users accounts. The users may choose to transfer the purchased BLOCKS to their individual wallets outside of HUMBL.

In March 2022, the Company purchased an NFT for $406,046. The Company has evaluated the fair value of this NFT as of December 31, 2022 and has determined that there impairment of $258,217 was necessary as the value of similar priced NFTs have declined as of December 31, 2022. The value of the NFT as of December 31, 2022 is $147,823. The NFT will not be amortized as it is considered a non-statutory based digital asset. The NFT is considered a non-current asset while the other digital assets held by the Company are considered current assets. On May 3, 2022, the Company’s CEO contributed capital to pay for this NFT.

In the year ended December 31, 2022, the Company purchased $1,010,934 in digital currency expensed $458,162 in the digital currency for future endeavors and for payment of expenses, received commissions on sales of NFTs of $1,814, reflected $1,348,567 in impairment of the intangible asset for digital currency, and recognized a gain on sale of digital assets of $297,895. The Company’s CEO contributed $500,000 worth of BLOCKS to the Company that is included in the digital assets owned by HUMBL.

The value of the digital assets as of December 31, 2022 and December 31, 2021 is $154,432 (of which the value of the non-fungible token of $147,823 is considered a non-current asset) and $2,695, respectively.

The following table presents additional information about the Company’s digital asset holdings during the period ended December 31, 2022:

Digital Assets Owned By HUMBL:

Year Ended December 31, 2022	ETH	BLOCKS	BTC	WETH	DAI	USDC/USDT	Total
Balance – January 1, 2022	$2,664	$-	$28	$-	$-	$3	$2,695
Contribution by CEO	-	500,000	-	-	-	-	500,000
Purchases of digital assets	983,890	24,860	-	-	-	2,184	1,010,934
Purchases of digital assets by customers in the HUMBL Pay App	-	-	-	-	-	1,775,233	1,775,233
Purchases of BLOCKS for HUMBL Pay users and NFT purchase	(521,758)	(14,586)	-	(23,590)	(14,094)	(1,201,205)	(1,775,233)
Transfers	343,842	184,073	5,191	20,192	14,852	(568,150)	-
NFT commissions	1,814	-	-	-	-	-	1,814
Consulting	-	(15,478)	-	-	-	-	(15,478)
Contract labor	-	(325,061)	-	-	-	-	(325,061)
Exchange fees	(105)	-	-	-	-	-	(105)
Advertising expenses	(95,945)	(302)	(4,719)	-	-	(6,902)	(107,868)
Conferences	(9,650)	-	-	-	-	-	(9,650)
Impairment – digital assets	(791,226)	(553,339)	(327)	(1,972)	(770)	(933)	(1,348,567)
Gain (loss) on disposal of digital assets	86,588	205,897	28	5,370	12	-	297,895
Balance – December 31, 2022	$114	$6,064	$201	$-	$-	$230	$6,609
Digital Assets held at December 31, 2022	0.105302	6,314,558	0.011343	-	0.422881	129.648397

Digital Assets Owned By HUMBL Pay Users (SAB 121 disclosure):

Under SAB 121, companies are required to present the asset and liability at fair value for any crypto-assets and obligations to safeguard crypto-assets. The Company earns no revenue from providing this service to their customers. It is simply an added benefit that HUMBL Pay customers receive for using the app. The “Buy Crypto, Earn Rewards” service enables HUMBL Pay app users the ability through a Company maintained digital asset wallet with Wyre to purchase digital assets (cryptocurrency) and earn rewards. These rewards are not paid by the Company, but by Wyre itself. As it can take 5 to 8 business days to physically settle funds in Wyre, there may be delays in digital assets being received by customers and the delivery of BLOCKS to a BitGo. BitGo is a third-party custodian service that provides the custody for the customers’ BLOCKS These timing differences occur, and as of December 31, 2022, the BitGo account has been settled and no unfunded liabilities exist.

Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform of $665,738. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform.

NOTE 10: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan is due in monthly payments of $7,110 MXN (approximately $350 US$) inclusive of interest and matures in July 2025. As of December 31, 2022, the Company has $10,949 outstanding under the loan. The Company has included $4,380 in current liabilities, and the balance of $6,569 in long-term liabilities.

NOTE 11: NOTES PAYABLE

The Company entered into notes payable as follows as of December 31, 2022 and 2021. The chart below does not include notes payable that were repaid or converted during 2021, or notes payable that were reclassified to liabilities of discontinued operations or disposed of:

	2022	2021
Notes payable ($250,000 each), at 2% interest, maturing July 30, 2022; payments due at maturity	$-	$500,000

Note payable entered into November 15, 2022 with a company pursuant to a settlement agreement and mutual release of claims, payments due in 5 equal payments on November 15, 2022, December 15, 2022, January 15, 2023, February 15, 2023 and June 15, 2023 (previously March 15, 2023) (January 2023 and February 2023 payments were made on December 30, 2022 to extend the final payment to June 15, 2023); upon satisfaction of the note payable, the Company will receive back 115,000,000 warrants. In lieu of interest, the company will keep 10,000,000 shares previously issued in exercise of warrants	440,000	-

Total	440,000	500,000
Less: Current portion	(440,000)	(500,000)
Long-term debt	$-	$-

All of the notes payable as of December 31, 2022 are due in the next fiscal year, and therefore all current.

In the acquisition of Monster a $66,117 PPP loan was forgiven in the year ended December 31, 2021 and the forgiveness of this debt is reflected in other income. Interest expense for the years ended December 31, 2022 and 2021 was $5,833 and $8,227, respectively. There was no accrued interest as of December 31, 2022.

NOTE 12: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable as follows as of December 31, 2022 and 2021:

	2022	2021

Notes payable ($435,000 and $65,000), at 5% interest, originally maturing April 1, 2022, extended to October 1, 2022 for the acquisition of Monster (see Note 4) with the two principals of Monster; payments due at maturity (increased note balance by $18,000 to the two noteholders for the extension which did not constitute a material modification of a debt instrument) (in default)	$333,000	$500,000

Notes payable to the sellers of Tickeri ($5,000,000 each for a total of $10,000,000) at 5% interest due December 3, 2022 (not considered in default by noteholders as this was settled on January 31, 2023)	10,000,000	10,000,000

Notes payable ($271,250 and $215,000), at 3% interest, maturing December 31, 2022, with family relatives of the two principals of Monster; payments due at maturity (in default)	348,191	486,250

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing February 22, 2025, payment due at maturity	3,000,000	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing March 31, 2025, payment due at maturity	1,500,000	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing July 26, 2025, payment due at maturity	2,000,000	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing November 15, 2024, payment due at maturity (represents four draws of the line of credit ($440,000 each) entered into on November 15, 2022)	2,200,000	-

Advance – officer – Ixaya, on demand, no interest	8,320	-

Total	19,389,511	10,986,250
Less: Current portion	(10,689,511)	(10,986,250)
Long-term debt	$8,700,000	$-

Maturities of notes payable – related parties as of December 31 is as follows:

2023	$10,689,511
2024	2,200,000
2025	6,500,000
$19,389,511

Interest expense for the years ended December 31, 2022 and 2021 was $732,729 and $308,937, respectively. Accrued interest at December 31, 2022 was $1,041,667.

NOTE 13: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible promissory notes as follows as of December 31, 2022 and 2021:

	2022	2021
Convertible note, at 8% interest, maturing December 23, 2022 convertible into common shares at $0.60 per share	$-	$112,500

Convertible note, at 8% interest, maturing December 23, 2022 convertible into common shares at $0.60 per share	-	112,500

Convertible note at 10% interest, maturing July 14, 2022, extended to December 31, 2022 convertible into common shares at $3.15 per share ($300,000 original issue discount)	1,410,146	3,300,000

Convertible note at 8% interest, maturing March 13, 2023 convertible into common shares at $1.00 per share ($7,500 original issue discount)	-	382,500

Convertible note at 8% interest, maturing March 13, 2023 convertible into common shares at $1.00 per share ($8,250 original issue discount)	-	420,750

Convertible note at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share ($20,000 original issue discount)	1,020,000	1,020,000

Convertible note at 8% interest, maturing March 19, 2023 convertible into common shares at $1,00 per share ($9,750 original issue discount)	-	497,250

Convertible note at 8% interest, maturing March 19, 2023 convertible into common shares at $1.00 per share ($1,500 original issue discount)	-	76,500

Convertible note at 8% interest, maturing March 19, 2023 convertible into common shares at $1.00 per share ($3,000 original issue discount)	-	153,000

Convertible note at 8% interest, maturing April 21, 2023 convertible into common shares at $1.00 per share ($7,500 original issue discount)	-	382,500

Convertible note at 8% interest, maturing April 21, 2023 convertible into common shares at $1.00 per share ($7,500 original issue discount)	-	382,500

Convertible note at 8% interest, maturing June 30, 2023 convertible into common shares at $0.90 per share ($3,000 original issue discount)	-	153,000

Convertible note at 8% interest, maturing September 12, 2023 convertible into common shares at $0.60 per share ($6,000 original issue discount)	-	306,000

Convertible note at 8% interest, maturing September 8, 2023 convertible into common shares at $0.012 per share ($14,500 original issue discount)	222,000	-
	2,652,146	7,299,000
Less: Discounts	(15,735)	(1,674,175)
Total	$2,636,411	$5,624,825

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

During the year ended December 31, 2022 (all in the last six months of 2022), BCP converted $1,889,854 in principal for 141,412,280 shares. The Company recorded a $753,858 loss on conversion for these issuances.

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

On December 8, 2022, the Company entered into a 8% convertible redeemable note in the amount of $222,000 with an original issue discount of $14,500, for a term of nine months due September 8, 2023. From the $207,500 in proceeds received, $7,500 was deducted to pay for legal fees of the issuer. The Company received net proceeds of $200,000. The note is convertible into shares of common stock at $0.012 per share. Should the Company be in default of this note, the conversion price would be equal to the lower of (a) $0.012 or (b) 70% of the lowest trading price for the fifteen prior trading days including the day upon which a conversion notice is received by the Company. In addition, the Company was required to reserve with the transfer agent, 74,000,000 shares of common stock for this note.

All of the convertible promissory notes as of December 31, 2022 are due in the next fiscal year, and therefore all current.

The Company recognized $14,500 and $2,439,219 in original issue discounts, debt discounts and BCF discounts on the convertible notes in the years ended December 31, 2022 and 2021. The Company evaluated the terms of the convertible notes and warrant agreements and determined that there were no terms that would necessitate the recognition of any derivative liabilities. The Company is amortizing the debt discounts over the life of the convertible notes based on the effective interest method.

Interest expense for the years ended December 31, 2022 and 2021 was $434,245 and $425,407, respectively. Amortization of debt discount, original issue discount and BCF discount was $422,413 and $838,942 for the years ended December 31, 2022 and 2021, respectively. Accrued interest at December 31, 2022 was $661,642.

On March 31, 2022, the Company entered into exchange agreements with most of their convertible note holders to exchange $2,979,000 of notes payable and $197,804 of accrued interest on those notes into 37,374,170 shares of common stock. The exchange agreements resulted in a $1,250,527 adjustment for the unvested debt discount at the time of the convertible note exchanges to common stock. This amount is reflected in the amortization of debt discounts in other income (expense) in the consolidated statement of operations for the years ended December 31, 2022. The unamortized debt discount of $1,250,527 represents the loss on these exchange transactions.

NOTE 14: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company entered into convertible promissory notes as follows as of December 31, 2022 and 2021 and do not include convertible notes payable that were reclassified to liabilities of discontinued operations or disposed of:

	2022	2021
Convertible note at 5% interest, maturing December 31, 2022 convertible into common shares at $1.20 per share (two notes – one for $6,525,000 and one for $975,000) for the acquisition of Monster Creative, LLC (see Note 4) with the two principals of Monster; payments due at maturity (currently in default)	$7,500,000	$7,500,000
	7,500,000	7,500,000
Less: Current portion	(7,500,000)	(7,500,000)
Total	$-	$-

All of the convertible promissory notes – related parties as of December 31, 2022 are due in the next fiscal year, and therefore all current.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. These notes are currently in default.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

On February 8, 2023, $450,000 of the $6,575,000 convertible note payable was assigned to a third party by Phantom Power. On February 9, 2023, this $450,000 convertible note was converted into 22,524,658 shares of common stock ($0.02 per share).

Interest expense for the years ended December 31, 2022 and 2021 was $375,000 and $189,041, respectively, and accrued interest as of December 31, 2022 was $564,041.

NOTE 15: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2022 and 2021, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, and 570,000 shares of Series B Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

These shares have a lock-up provision that prevents the holders to convert into common stock for a period of one-year from the date of the merger of December 3, 2020, with the exception of those held by the CEO who had a two-year lock up provision. In addition, officers and directors that received these shares are subject to strict selling limitations, where the number of shares sold within the preceding three months cannot exceed the greater of: (a) 1% of the total outstanding common shares; and (b) the average weekly reported trading volume for the previous four weeks.

On February 26, 2021, the Company issued 493 shares of Series B Preferred Stock for services rendered that were cancelled. On April 15, 2021, the Company revised their issuances and issued with an effective date of March 31, 2021, 2,272 Series B Preferred shares for services rendered. Of the 2,272 shares issued, 528 are vested immediately, 1,219 are vested over one year, and 525 are vested over two years. The vesting period commenced January 1, 2021. All of the Series B Preferred Shares issued have one-year lock up provisions to convert into common stock from the date of the merger of December 3, 2020. For the years ended December 31, 2022 and 2021, the Company expensed $17,500 and $401,900 for these Series B Preferred grants.

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

During the three months ended December 31, 2022, there were 14,446 Series B Preferred shares converted into 144,460,000 common shares.

As of December 31, 2022, the Company has 416,159 shares of Series B Preferred Stock issued and outstanding.

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

Common Stock

The Company has 7,450,000,000 shares of common stock, par value $0.00001, authorized. The Company has 2,182,343,775 and 1,023,039,433 shares issued and outstanding as of December 31, 2022 and 2021, respectively. The Company on February 26, 2021 increased its authorized shares from 5,000,000,000 to 7,450,000,000 shares.

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

In the three months ended December 31, 2022, the Company: (a) issued 168,750 shares for services rendered; (b) issued 144,460,000 shares in conversion of 14,446 Series B Preferred stock; (c) 111,073,302 shares for conversion of notes payable valued at $1,537,745, and recognized a loss on conversion of these shares in the amount of $753,858; and (d) the Company issued 72,352,940 shares of common stock with 11 different investors for $615,000, and issued 76,666,666 shares of common stock for $575,000.

During the three months ended December 31, 2022, the Company expensed $1,032,748 related to shares issued to consultants and advisors for services as noted above, leaving $1,184,746 of stock-based compensation yet to be expensed as of December 31, 2022. The Company has reduced their obligation to issue common stock by 198,750 shares and as of December 31, 2022 has an obligation to issue 168,750 shares valued at $1,585. These shares were issued in January 2023.

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

Warrants

On December 4, 2020, the Company granted 250,000,000 warrants to two separate holders at a price of $400,000. These warrants have a term of 2 years and extended for an additional year and are exercisable into shares of common stock at a price of $0.20 per share. In October 2021 and January 2022, 30,000,000 of these warrants have been exercised for $6,000,000.

On December 23, 2020, the Company granted 12,500,000 warrants which were part of a country rights option HUMBL granted. These warrants have a term of 1 year and are exercisable into shares of common stock at a price of $1.00 per share.

On December 23, 2020, the Company entered into two separate convertible note agreements that are convertible into shares of common stock at $0.60 per share. The note holders were each granted 112,500 warrants under the convertible note agreements. These warrants have a term of 2 years and are exercisable into shares of common stock at a price of $1.00 per share. These warrants expired December 23, 2022.

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

On May 21, 2021, the Company entered into a consulting agreement and granted 25,000,000 warrants under this agreement. The warrants have a term of 5 years and expire May 21, 2026. The value of the warrants is $19,132,393 and is being expensed over the 5 year period. The Company expensed $3,826,479 for the $2,337,341 for the years ended December 31, 2022 and 2021 for these warrants, respectively.

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

On October 6, 2021, the Company entered into a consulting agreement and granted 6,000,000 warrants under this agreement. The warrants have a term of 4 years and expire September 30, 2025. The warrants vest as follows: 750,000 per quarter for the quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022; 1,000,000 upon release of a fully functional cryptocurrency wallet by December 31, 2021, which criteria was satisfied; and 2,000,000 upon the completion of peer-to-peer in the mobile application by March 31, 2022. The Company has expensed $1,146,998 with respect to these warrants for the year ended December 31, 2021 and $2,706,914 and $1,146,998 for the years ended December 31, 2022 and 2021, respectively.

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

On December 31, 2021, the Company entered into a consulting agreement and granted 1,500,000 warrants under this agreement. The warrants have a term of 2 years and expire December 31, 2023. The warrants vest as follows: 500,000 immediately and 250,000 quarterly through December 31, 2022. The Company has expensed $224,820 and $112,410 with respect to these warrants for the years ended December 31, 2022 and 2021, 250,000 of these warrants were forfeited.

On December 31, 2021, the Company entered into a consulting agreement and granted 2,500,000 warrants under this agreement. The warrants have a term of 2 years and expire December 31, 2023. The warrants vest as follows: 750,000 immediately and 150,000 monthly through December 31, 2022. The Company has expensed $404,676 and $168,615 with respect to these warrants for the years ended December 31, 2022 and 2021, respectively, 450,000 of these warrants were forfeited.

On September 29, 2022, the Company entered into subscription agreements with investors whereby the Company issued 38,333,333 shares of common stock (issued in October 2022) and granted three-year warrants expiring September 29, 2025 for 38,333,333 warrants at $0.03 per share and 38,333,333 warrants at $0.04 per share. The Company received $425,000 in proceeds as of September 30, 2022 with the remaining $150,000 in proceeds received in October 2022. These warrants were cancelled on December 14, 2022.

Between November 7, 2022 and ending November 13, 2022 with 11 different investors issued warrants to purchase 36,176,471 shares of its common stock. The Warrants are exercisable for a period of three years, have a cashless exercise provision and have an exercise price of $0.017 per share.

On December 14, 2022 with 4 different investors issued warrants to purchase 38,333,333 shares of its common stock. The Warrants are exercisable for a period of three years, have a cashless exercise provision and have an exercise price of $0.012 per share.

The following represents a summary of the warrants:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	283,650,000	$0.32627	262,725,000	$0.23875

Granted	151,176,470	0.02486	40,925,000	0.82643
Exercised	(10,000,000)	0.20	(20,000,000)	0.20
Forfeited	(77,366,666)	-	-	-
Expired	(225,000)	-	-	-
Ending balance	347,234,804	$0.26265	283,650,000	$0.32627
Intrinsic value of warrants	$-		$18,400,000
Weighted Average Remaining Contractual Life (Years)	1.57		2.19

As of December 31, 2022, 347,234,804 warrants are vested.

For the years ended December 31, 2022 and 2021, the Company incurred stock-based compensation expense of $7,162,889 and $3,765,364, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of December 31, 2022, there remains unrecognized stock-based compensation expense related to these warrants of $12,968,574 comprising of service-based grants through June 30, 2026.

Options

On October 26, 2021, the Company granted 630,000 stock options to employees. These options have a term of 10 years and are exercisable into shares of common stock at a price of $0.70 per share. As of December 31, 2022, 115,000 of the stock options were vested and 285,000 were forfeited.

On May 26, 2022, the Company granted 8,660,000 stock options to employees. These options have a term of 10 years and are exercisable into shares of common stock at a price of $0.0983 per share. As of December 31, 2022, 2,140,000 of the stock options are vested and 5,000,000 of these options have been forfeited.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	630,000	$0.70	-	$-

Granted	8,660,000	0.0983	630,000	0.70
Exercised	-	-	-	-
Forfeited	(5,285,000)	-	-	-
Expired	-	-	-	-
Ending balance	4,005,000	$0.1501	630,000	$0.70
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	9.36		9.82

As of December 31, 2022, 2,255,000 options are vested.

For the years ended December 31, 2022 and 2021, the Company incurred stock-based compensation expense of $436,467 and $24,500, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Expected term	10	2-10
Expected volatility	120%	182-409%
Expected dividend yield	-	-
Risk-free interest rate	2.74%	0.10-0.58%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commence vesting on April 1, 2022.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	-	$-

Granted	26,800,000	0.1689	-	-
Exercised	-	-	-	-
Forfeited	(10,050,000)	-	-	-
Vested	-	-	-	-
Ending balance	16,750,000	$0.1689	-	$-

On December 30, 2022, the Company and BizSecure negotiated a settlement of all claims resulting from the Company’s inability to timely register the 13,200,000 shares of common stock issued February 12, 2022 and 10,050,000 RSUs that vested during 2022. As a result, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms and the Company will continue the process to get those RSUs registered for resale and re-negotiate the terms of the common shares to be issued to BizSecure. There is no requirement for the Company to cease using the intellectual property received in the February 12, 2022 transaction.

For the years ended December 31, 2022 and 2021, the Company amortized $1,697,445 and $0, of the contingent consideration to additional paid in capital, respectively for the RSUs.

NOTE 16: RELATED-PARTY TRANSACTIONS

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

NOTE 17: COUNTRY RIGHTS OPTION

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

NOTE 18: TECHNOLOGY PARTNERSHIP AGREEMENT

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

NOTE 19: SEGMENT REPORTING

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

The following represents segment reporting for continuing operations only:

Year Ended December 31, 2022	Consumer	Commercial	Total
Segmented operating revenues	$2,464,817	$303,717	$2,768,534
Cost of revenues	1,303,547	98,111	1,401,658
Gross profit	1,161,270	205,606	1,366,876
Total operating expenses net of depreciation, amortization and impairment	28,029,498	1,841,342	29,870,840
Depreciation, amortization and impairment	4,651,728	8,036,603	12,688,331
Other expenses (income)	3,784,680	(27,705)	3,756,975
(Loss) from continuing operations	$(35,304,636)	$(9,644,634)	$(44,949,270)

Segmented assets as of December 31, 2022
Property and equipment, net	$24,485	$-	$24,485
Intangible assets	$261,713	$541,667	$803,380
Intangible assets – digital assets	$6,609	$147,823	$154,432
Capital expenditures	$13,572	$-	$13,572

Year Ended December 31, 2021	HUMBL Pay	HUMBL Marketplace	Total
Segmented operating revenues	$15,114	$1,357,330	$1,372,444
Cost of revenues	-	855,805	855,805
Gross profit	15,114	501,525	516,639
Total operating expenses net of depreciation, amortization and impairment	11,201,593	12,074,588	23,276,181
Depreciation, amortization and impairment	22,850	5,481,870	5,504,720
Other (income) expense	2,155,966	2,773,415	4,929,381
Income (loss) from operations	$(13,365,295)	$(19,828,348)	$(33,193,643)

Segmented assets as of December 31, 2021
Property and equipment, net	$14,087	$342,360	$356,447
Intangible assets, net	$-	$2,695	$2,695
Goodwill	$-	$3,177,954	$3,177,954
Capital expenditures	$14,301	$353,275	$367,576

The HUMBL Financial sector as well as the operations of Tickeri are reflected in discontinued operations on the consolidated statement of operations for the years ended December 31, 2022 and 2021.

NOTE 20: LEGAL PROCEEDINGS

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

NOTE 21: COMMITMENT

On December 12, 2022, the Company entered into an Equity Financing Agreement (“EFA”) and a Registration Rights Agreement (“Rights Agreement”) with GHS Investments, LLC (“GHS”). Pursuant to the EFA, the Company has the right, subject to certain conditions, to sell up to $20,000,000 in shares of its common stock to GHS. Pursuant to the Rights Agreement, the Company agreed to file a registration statement to register the common stock issuable under the EFA. Following the registration of the securities under the EFA, the Company has the right to cause GHS to purchase its common stock at 80% of the average of the three lowest closing trade prices in the previous 10 trading days by submitting a put notice to GHS. The Company may choose the dollar amount of each put notice; provided, however, the maximum dollar amount of any put cannot exceed 200% of the Company’s average daily trading volume in the previous 10 trading days. In addition, the amount of the put notice must not be less than $10,000 or greater than $500,000. The Company may only deliver one put notice to GHS in any given 10 trading day period. Following an uplist to Nasdaq or an equivalent national exchange, the conversion rate would increase from 80% to 90%. The amount of the Company’s shares owned by GHS cannot exceed 4.99% of the issue and outstanding shares of the Company’s common stock following the purchase by GHS of the Company’s shares under a put notice.

NOTE 22: INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2022 and 2021:

	2022	2021
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	8.90%	8.90%
Permanent differences	0.00%	0.00%
Stock compensation	70.30%	19.80%
Debt discounts	5.36%	(2.27)%
Change in valuation allowance	(105.56)%	(47.43)%
Totals	0.00%	0.00%

The following is a summary of the net deferred tax asset as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
Deferred tax assets (liabilities):
Net operating losses	$7,157,555	$580,302
Stock compensation	5,588,007	3,308,200
Debt discounts	123,139	(378,743)
Other expense	-	-
Total deferred tax assets	12,868,701	3,509,759
Less: Valuation allowance	(12,868,701)	(3,509,759)

Net deferred tax assets (liabilities)	$-	$-

Section 382 of the Internal Revenue Code provides an annual limitation on the amount of federal NOLs and tax credits that may be used in the event of an ownership change. The Company had a net operating loss carryforward totaling approximately $40,176,614 at December 31, 2022.

The Company classifies accrued interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. The Company did not accrue any penalties or interest as of December 31, 2022 and 2021.

The provision (benefit) for income taxes for continuing operations for the year ended December 31, 2022 and 2021 is as follows and represents minimum state taxes:

Current	$4,950	$4,950
Deferred	-	-

Total	$4,950	$4,950

NOTE 23: SUBSEQUENT EVENTS

Between January 1, 2023 and March 31, 2023, the Company issued 165,000,000 shares of common stock in conversion of $1,010,400 in convertible notes with Brighton Capital.

Between January 1, 2023 and March 31, 2023, the Company issued 158,820,000 shares of common stock in conversion of 15,882 shares of Series B Preferred Stock.

On January 10, 2023, the Company issued 90,000,000 shares of common stock in the acquisition of BM Authentics, which was acquired as of November 2, 2022.

On January 4, 2023, the Company issued 168,750 shares of common stock in conversion of the obligation to issue common stock as of December 31, 2022.

On January 10, 2023, the company issued 250,000 shares of common stock for services rendered valued at $2,348 ($0.0094 per share).

On January 27, 2023, the Company issued 40,000,000 shares of common stock for services rendered valued at $380,000 ($0.0095 per share).

On January 25, 2023, the Company entered into a 8% convertible redeemable note in the amount of $138,750 with an original issue discount of $9,000, for a term of nine months due October 25, 2023. From the $129,750 in proceeds received, $7,500 was deducted to pay for legal fees of the issuer. The Company received net proceeds of $129,750. The note is convertible into shares of common stock at $0.0099 per share (the “Conversion Price”). Should the Company be in default of this note, the Conversion Price would be equal to the lower of (a) the conversion price or (b) 70% of the lowest trading price for the fifteen prior trading days including the day upon which a conversion notice is received by the Company. In addition, the Company was required to reserve with the transfer agent, 57,000,000 shares of common stock for this note.

On January 31, 2023, we removed the HUMBL Pay app from the Apple and Google app stores. By removing the HUMBL Pay app from the app stores, we removed the ability for our customers to purchase and hold new crypto assets through Wyre. We have requested all customers remove all funds and crypto assets from the HUMBL Pay app and migrate to the HUMBL Wallet. We still in the process of completing this migration. The HUMBL Wallet is entirely non-custodial with all customers holding and managing their own private keys.

On January 31, 2023, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Javier Gonzalez (“Javier”) and Juan Luis Gonzalez (“Juan”). Under the terms of the Settlement Agreement, Tickeri was transferred back to Javier and Juan, free of any encumbrances and including all of Tickeri’s intellectual property, since the Company was in default of the promissory notes for $5,000,000 to each of them with a maturity date of December 3, 2022 (the “Notes”) owed to Javier and Juan as a portion of the consideration paid by the Company under the agreement to acquire Tickeri. Javier and Juan will receive 5,433,656 shares of the Company’s common stock owed to them under the acquisition agreement. Under the terms of the Settlement Agreement, the Notes were cancelled, and the parties agreed to a mutual release of claims. As a result of this settlement, the Company has reclassified the assets, and liabilities of Tickeri as held for sale, and the operations as discontinued operations as of and for the year ended December 31, 2022 and 2021.

On February 8, 2023, $450,000 of the $6,575,000 convertible note payable with Phantom Power was assigned to a third party by the lender. On February 9, 2023, this $450,000 convertible note was converted into 22,524,658 shares of common stock ($0.02 per share).

On February 8, 2023, the Company entered into two convertible notes with a lender for a period of one year. Note 1 was in the amount of $77,500 at an interest rate of 9% convertible into shares at 70% of the market rate. Note 2 was in the amount of $58,800 with an original issue discount in the amount of $6,300 (one time interest of 12%), with mandatory monthly payments of accrued, unpaid interest and outstanding principal in ten payments of $6,585.60 commencing March 30, 2023 and continuing in nine subsequent monthly payments. The Company paid $5,000 in legal fees of the lender and received net proceeds of $125,000 for these two notes.

On February 17, 2023, $300,000 of the $3,300,000 convertible note payable with Brighton Capital was assigned to a third party and converted into 86,000,000 shares of common stock ($0.00349 per share).

On March 2, 2023, $225,000 of the $925,000 convertible note payable with Kevin Childress was assigned to a third party and converted into 18,750,000 shares of common stock ($0.012 per share).

On February 23, 2023, the Company entered into a convertible promissory note in the principal amount of up to $1,100,000 that is due on demand nine months from the issuance date. On February 23, 2023, the Company received the first tranche of proceeds in the amount of $110,000 which included $10,000 of original issuance discount for net proceeds of $100,000. Interest on this note shall not accrue unless the note is in default, and if in default, will be 18% per annum. The note is convertible at 70% of the market rate.

On February 28, 2023, $2,925,000 of the $6,575,000 convertible note payable with Phantom Power was assigned to a third party by the lender and reissued as a new note convertible at $0.012. On March 3, 2023, $1,620,000 of this convertible note was converted into 135,000,000 shares of common stock ($0.012 per share).

On February 28, 2023, $2,925,000 of the $6,575,000 convertible note payable with Phantom Power was assigned to a third party by the lender. On March 3, 2023, $1,620,000 of this convertible note was converted into 135,000,000 shares of common stock ($0.012 per share).

On March 2, 2023, $225,000 of the $975,000 convertible note payable with Kevin Childress was assigned to a third party by the lender. On March 2, 2023, $225,000 of this convertible note was converted into 18,750,000 shares of common stock ($0.012 per share).

On March 9, 2023, the Company entered into a convertible note with a lender for a period of one year. The convertible note was in the amount of $59,250 at an interest rate of 9% convertible into shares at 70% of the market rate. The Company paid $4,250 in legal fees of the lender and received net proceeds of $55,000 for this convertible note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors as of December 31, 2022.

Name	Age	Position
Brian Foote	44	President; Chief Executive Officer; Chairman
Jeffrey Hinshaw	36	Chief Operating Officer; Chief Financial Officer; Director
Peter Schulte	65	Director
Michele Rivera	48	Vice President, Global Partnerships; Director
Javier Gonzalez(1)	35	Chief Technology Officer

(1)	Javier Gonzalez was terminated as CTO on January 6, 2023.

Brian Foote has been our Chairman, President and Chief Executive Officer since November 24, 2020. Immediately prior to co-founding our predecessor entity HUMBL LLC in May 2019 (“HUMBL LLC”), Mr. Foote worked as a Strategic Consultant across a variety of projects at Epson from January 2011 to May 2019 including omnichannel marketing, sales and product launch strategies. From March 2005 to February 2011, Mr. Foote worked as a Senior VP of Sales and Marketing at The Wilkinson Group, a consulting group specializing in events and sponsorships. We believe that the broad business experience of Mr. Foote, including his experience with the daily operations of companies as well as with the challenges of growing companies, makes him qualified to be a member of our Board of Directors.

Jeffrey Hinshaw has served as our Chief Operating Officer, Chief Financial Officer, Corporate Secretary and a member of our Board of Directors since November 24, 2020. Immediately prior to co-founding HUMBL LLC in May 2019, Mr. Hinshaw worked as an adjunct faculty at San Diego State University. From July 2017 to November 2017, Mr. Hinshaw worked as a business analyst at Sempra Energy. From February 2015 to November 2018, Mr. Hinshaw worked as a strategic advisor to Balance Tracking Systems. From August 2012 to May 2014, Mr. Hinshaw worked as a graduate researcher in biomechanics at San Diego State University. We believe that this varied experience makes him qualified to be a member of our Board of Directors.

Peter Schulte has served as a member of our Board of Directors since September 24, 2021. Mr. Schulte holds the position of Managing Partner and Co-founder of private equity firm CM Equity Partners. His past experience includes public and private debt and equity financing and M&A at Salomon Brothers Inc. and large systems marketing at IBM’s Data Processing Division. Mr. Schulte has also established two successful publicly traded companies: ICF International and ATS Corporation. Mr. Schulte currently serves as a member of the Board of Directors at Black ICE Holdings, Citizant, Inc., and JANUS Research Group, Inc. among others. Mr. Schulte is a graduate of Harvard College (AB) and also holds a Master’s degree in Public and Private Management (MPPM) from Yale University. We believe that Mr. Schulte’s public company and capital market experience makes him qualified to be a member of our Board of Directors.

Michele Rivera has served as Vice President, Global Partnerships and has been a member of our Board of Directors since November 24, 2020. Prior to co-founding HUMBL LLC in May 2019, Ms. Rivera was a Retailer with ECSD from November 2018 to February 2019. Prior to that, Ms. Rivera worked as a Home Furnishings Retailer at Williams Sonoma Inc. from October 1999 to October 2018. We believe that the business experience of Ms. Rivera, including her experience with the daily operations of companies as well as with the challenges of growing companies, makes her qualified to be a member of our Board of Directors.

Javier Gonzalez has served as our Chief Technology Officer since June 3, 2021. Since November 2010, Mr. Gonzalez has worked as the Chief Technology Officer of Tickeri, Inc., a leading ticket broker in the Latin American and Caribbean ticketing market. From January 2008 to January 2015, Mr. Gonzalez also worked as the Chief Technology Officer of Kesta Happenings. From November 2007 to April 2013, Mr. Gonzalez worked as a Software Engineer for AboutWeb.

Board of Directors and Corporate Governance

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies as set forth above. With regard to Mr. Foote, the Board considered their day-to-day operational leadership of our company and in-depth knowledge of our business and experience in corporate management that will assist our corporate governance.

The Board of Directors periodically reviews relationships that directors have with our company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from us, are not an affiliated person of our company or our subsidiaries (e.g., an officer or a greater than 10% stockholder) and are independent within the meaning of applicable United States laws, regulations and the Nasdaq Capital Market listing rules. In this latter regard, the Board of Directors uses the Nasdaq Marketplace Rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of our directors are independent, solely in order to comply with applicable SEC disclosure rules.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Directors and Officers Liability Insurance

HUMBL has had a directors’ and officers’ liability insurance policy in place since September 7, 2021. Our officers and directors have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Committees of the Board of Directors

Our Board of Directors has appointed an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below.

Audit Committee

The Company’s audit committee consists of Peter Schulte and Jeffrey Hinshaw. The Board has determined that Mr. Schulte are financially literate and qualify as independent directors under Section 5605(a)(2) and Section 5605(c)(2) of the Nasdaq rules. Peter Schulte will be the chairman of our audit committee and he qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our audit committee has adopted a written audit committee charter, viewable at https://humbl.com/auditcommittee, that provides that the functions of our audit committee include, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing and approving related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm, at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee is comprised of Peter Schulte and Brian Foote. Our board has determined that each of Mr. Schulte qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules and a “non-employee director” for purposes of Section 16b-3 under the Exchange Act and does not have a material relationship with us that would affect his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the Nasdaq rules. Mr. Schulte will be the chairman of our compensation committee.

Our compensation committee has adopted a written compensation committee charter, viewable at https://humbl.com/compensationcommittee, that provides that the functions of our compensation committee include, among other things:

●	reviewing and approving, or recommending to our board of directors for approval, the compensation of our executive officers and any compensatory arrangement with our executive officers;

●	reviewing and recommending to our board of directors for approval the compensation of our directors and any changes to their compensation;

●	reviewing and approving, or recommending to our board of directors for approval, and administering incentive compensation and equity incentive plans; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our corporate governance committee is comprised of Peter. Schulte and Michele Rivera. Our board has determined that each of Mr. Schulte qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules. Mr. Schulte is the chairman of our nominating and corporate governance committee.

Our nominating and corporate governance committee will have adopted a written nominating and corporate governance committee charter, viewable at https://humbl.com/nominatingandgovernance, that provides that the functions of our nominating and corporate governance committee include, among other things:

●	identifying, evaluating and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;

●	overseeing the evaluation and the performance of our board of directors and of individual directors;

●	considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;

●	overseeing our corporate governance practices;

●	contributing to succession planning; and

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our board of directors.

Code of Ethics

We have adopted a written code of ethics that applies to all of our directors, officers and employees in accordance with the rules of OTC Markets and the SEC. We will post a copy of our code of ethics on our website, and intend to post amendments to this code, or any waivers of its requirements, as well.

Conflicts of Interest

We comply with applicable state law with respect to transactions (including business opportunities) involving potential conflicts. Applicable state corporate law requires that all transactions involving our company and any director or executive officer (or other entities with which they are affiliated) are subject to full disclosure and approval of the majority of the disinterested independent members of our Board of Directors, approval of the majority of our stockholders or the determination that the contract or transaction is intrinsically fair to us. More particularly, our policy is to have any related party transaction (i.e., transactions involving a director, an officer or an affiliate of our company) be approved solely by a majority of the disinterested independent directors serving on the Board of Directors. We expect to have at least three independent directors serving on the Board of Directors and intend to maintain a Board of Directors consisting of a majority of independent directors.

Indemnification of Directors and Executive Officers

Section 145 of the Delaware General Corporation Law provides for, under certain circumstances, the indemnification of our officers, directors, employees and agents against liabilities that they may incur in such capacities. Below is a summary of the circumstances in which such indemnification is provided.

In general, the statute provides that any director, officer, employee or agent of a corporation may be indemnified against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred in a proceeding (including any civil, criminal, administrative or investigative proceeding) to which the individual was a party by reason of such status. Such indemnity may be provided if the indemnified person’s actions resulting in the liabilities: (i) were taken in good faith; (ii) were reasonably believed to have been in or not opposed to our best interests; and (iii) with respect to any criminal action, such person had no reasonable cause to believe the actions were unlawful. Unless ordered by a court, indemnification generally may be awarded only after a determination of independent members of the Board of Directors or a committee thereof, by independent legal counsel or by vote of the stockholders that the applicable standard of conduct was met by the individual to be indemnified.

The statutory provisions further provide that to the extent a director, officer, employee or agent is wholly successful on the merits or otherwise in defense of any proceeding to which he or she was a party, he or she is entitled to receive indemnification against expenses, including attorneys’ fees, actually and reasonably incurred in connection with the proceeding.

Indemnification in connection with a proceeding by us or in our right in which the director, officer, employee or agent is successful is permitted only with respect to expenses, including attorneys’ fees actually and reasonably incurred in connection with the defense. In such actions, the person to be indemnified must have acted in good faith, in a manner believed to have been in our best interests and must not have been adjudged liable to us, unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expense which the Court of Chancery or such other court shall deem proper. Indemnification is otherwise prohibited in connection with a proceeding brought on our behalf in which a director is adjudged liable to us, or in connection with any proceeding charging improper personal benefit to the director in which the director is adjudged liable for receipt of an improper personal benefit.

Delaware law authorizes us to reimburse or pay reasonable expenses incurred by a director, officer, employee or agent in connection with a proceeding in advance of a final disposition of the matter. Such advances of expenses are permitted if the person furnishes to us a written agreement to repay such advances if it is determined that he or she is not entitled to be indemnified by us.

The statutory section cited above further specifies that any provisions for indemnification of or advances for expenses does not exclude other rights under our certificate of incorporation, by-laws, resolutions of our stockholders or disinterested directors, or otherwise. These indemnification provisions continue for a person who has ceased to be a director, officer, employee or agent of the corporation and inure to the benefit of the heirs, executors and administrators of such persons.

The statutory provision cited above also grants us the power to purchase and maintain insurance policies that protect any director, officer, employee or agent against any liability asserted against or incurred by him or her in such capacity arising out of his or her status as such. Such policies may provide for indemnification whether or not the corporation would otherwise have the power to provide for it.

At present, we do not maintain directors’ and officers’ liability insurance in order to limit the exposure to liability for indemnification of directors and officers, including liabilities under the Securities Act; however, we are in the process of obtaining such insurance.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of December 31, 2022 and 2021. Our four “named executive officer” for 2022 were Brian Foote, Jeff Hinshaw and Michele Rivera, and Javier Gonzalez. The compensation of our other current executive officers is based on individual terms approved by our board of directors.

Our compensation committee oversees these compensation policies and, together with our board of directors, periodically evaluates the need for revisions to ensure our compensation program is competitive with the companies with which we compete for executive talent.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the board of directors in designing our executive compensation program are to:

●	attract, retain and motivate experienced and talented executives;

●	ensure executive compensation is aligned with our corporate strategies, research and development programs and business goals;

●	recognize the individual contributions of executives while fostering a shared commitment among executives by aligning their individual goals with our corporate goals;

●	promote the achievement of key strategic, development and operational performance measures by linking compensation to the achievement of measurable corporate and individual performance goals; and

●	align the interests of our executives with our stockholders by rewarding performance that leads to the creation of stockholder value.

Our board of directors and compensation committee will evaluate our executive compensation program with the goal of setting and maintaining compensation at levels that are justifiable based on each executive’s level of experience, performance and responsibility and that the board believes are competitive with those of other companies in our industry and our region that compete with us for executive talent. In addition, our executive compensation program will tie a substantial portion of each executive’s overall compensation to key strategic, financial and operational goals. We have provided, and expect to continue to provide, a portion of our executive compensation in the form of stock options and restricted stock that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing them to participate in the longer-term success of our company as reflected in stock price appreciation.

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2022, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the laser cleaning industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

Our annual cash bonus program is based upon the achievement of specified annual corporate and individual goals that will be established in advance by our board of directors or compensation committee. Our annual cash bonus program emphasizes pay-for-performance and is intended to closely align executive compensation with achievement of specified operating results as the amount is calculated on the basis of percentage of corporate goals achieved. The performance goals established by our compensation committee is based on the business strategy of the company and the objective of building stockholder value. There are three steps to determine if and the extent to which an annual cash bonus is payable to a named executive officer. First, at the beginning of the year, our compensation committee determines the target annual cash incentive award for the named executive officer based on a percentage of the officer’s annual base salary for that year. Second, the compensation committee establishes the specific performance goals, including both corporate and individual objectives, that must be met for the officer to receive the award. Third, shortly after the end of the year, the compensation committee determines the extent to which these performance goals were met and the amount of the award. Our compensation committee works with our chief executive officer to develop corporate and individual goals that they believe can be reasonably achieved with hard work over the course of the year and will target total cash compensation, consisting of base salaries and target annual cash bonuses.

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employ during the vesting period. Currently, our executives are eligible to participate in our 2021 stock incentive plan, which we refer to as the 2019 Plan. Our employees and executives are eligible to receive stock-based awards pursuant to our 2019 Plan. Under our 2019 Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our board of directors.

Our employee equity awards are typically in the form of stock options. Because our executives profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives for our executives to achieve increases in the value of our stock over time. While we currently expect to continue to use stock options as the primary form of equity awards that we grant, we may in the future use alternative forms of equity awards, such as restricted stock and restricted stock units. To date, we have generally used equity awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment. In the future, we also generally plan to grant equity awards on an annual basis to our executive officers. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances recommended by management.

In general, the equity awards that we expect to grant to our executives will vest with respect to 25% of the shares on the first anniversary of the grant date and with respect to the remaining shares in approximately equal quarterly installments through the fourth anniversary of the grant date. Vesting ceases upon termination of employment and exercise rights cease shortly after termination of employment. Prior to the exercise of a stock option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

We will grant, stock options with exercise prices that are set at no less than the fair value of shares of our common stock on the date of grant as determined by our board of directors.

Benefits and Other Compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We expect to maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan. All of our executives will be eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

In certain circumstances, we may award cash signing bonuses or may reimburse relocation expenses when executives first join us. Whether a signing bonus is paid or relocation expenses are reimbursed, and the amount of either such benefit, is determined by our board of directors on a case-by-case basis based on the specific hiring circumstances and the recommendation of our chief executive officer.

Severance and Change in Control Benefits

Pursuant to agreements we expect to enter into with certain of our executives, these executives will be entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company.

We believe providing these benefits helps us compete for executive talent. Based on the substantial business experience of the members of our board of directors, we believe that our severance and change in control benefits are generally in line with severance packages offered to executives by companies at comparable stages of development in our industry and related industries.

Risk Considerations in Our Compensation Program

Our board of directors is evaluating the philosophy and standards on which our compensation plans will be implemented across our company. It is our belief that our compensation programs do not, and in the future will not, encourage inappropriate actions or risk taking by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on our company. In addition, we do not believe that the mix and design of the components of our executive compensation program will encourage management to assume excessive risks. We believe that our current business process and planning cycle fosters the behaviors and controls that would mitigate the potential for adverse risk caused by the action of our executives. We believe that the following aspects of our executive compensation program that we plan to implement will mitigate the potential for adverse risk caused by the action of our executives:

●	annual establishment of corporate and individual objectives for our performance-based cash bonus programs for our executive officers, which we expect to be consistent with our annual operating and strategic plans, designed to achieve the proper risk/reward balance and not require excessive risk taking to achieve;

●	the mix between fixed and variable, annual and long-term and cash and equity compensation, which we expect to be designed to encourage strategies and actions that balance the company’s short-term and long-term best interests; and

●	equity incentive awards that vest over a period of time, which we believe will encourage executives to take a long-term view of our business.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1,000,000 per person paid to a publicly traded company’s chief executive officer and three other most highly paid officers, other than the chief financial officer. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We will periodically review the potential consequences of Section 162(m), however, the board of directors may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent and are in the best interests of our stockholders.

We account for equity compensation paid to our employees in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 718, Compensation—Stock Compensation, or ASC 718, which requires us to measure and recognize compensation expense in our financial statements for all share-based payments based on an estimate of their fair value over the service period of the award. We record cash compensation as an expense at the time the obligation is accrued.

Summary Compensation Table

Since neither of our named executive officers received any compensation from the Company during the fiscal years ended December 31, 2022 and 2021, there is no compensation to them reflected in this Summary Compensation Table.

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Brian Foote,	2022	$1	-	-	-	-	-	-		$1
Chairman, President and Chief Executive Officer	2021	$1	-	-	-	-	-	-		$1

Jeffrey Hinshaw	2022	$120,000	-	-	-	-	-	-	$
Chief Operating Officer, Chief Financial Officer	2021	$90,000	-	-	-	-	-			$90,000

William B. Hoagland,	2022								$
Director(1)	2021	25,000-	-	146,340-	-	-	-			146,340

Peter Schulte, Director	2022	-							$
	2021	-		250,000						$250,000
			-	-	-	-	-
Michele Rivera	2022	$90,000							$
Vice President, Global Partnerships	2021	$90,000	-	-	-	-	-	-		$90,000

Javier Gonzalez, Chief Technology Officer	2022	$150,000								$150,000
	2021	$150,000								$150,000

(1)	William B. Hoagland resigned from the Board on September 14, 2022
(2)	Javier Gonzalez was terminated as CTO on January 6, 2023.

Employment and Advisory Agreements

On June 3, 2021, we entered into an employment agreement with Javier Gonzalez, our Chief Technology Officer and Juan Luis Gonzalez, the CEO of our subsidiary, Tickeri, Inc. The employment agreements provide that each executive will receive a salary of $150,000 a year. On January 6, 2023, Javier Gonzalez was terminated from his position as our CTO. On June 30, 2021, Doug Brandt and Kevin Childress entered into employment agreements with our subsidiary, Monster Creative, LLC. Pursuant to those employment agreements, Mr. Brandt will be paid $500,000 a year and Mr. Childress will be paid $400,000 a year. Mr. Brandt will act as Chief Executive Officer of Monster Creative, LLC and Mr. Childress will act as President and Creative Director of Monster Creative, LLC. Mr. Childress resigned from his position at Monster Creative, LLC on February 17, 2023. On July 13, 2021, we entered into a new employment agreement with Brian Foote, our Chairman, President and Chief Executive Officer; Jeffrey Hinshaw, our Chief Operating Officer, and Corporate Secretary; and Michele Rivera, our Vice President, Global Partnerships. The employment agreements are all in the same form and provide that Mr. Foote will receive a salary of $1 and each of the other three officers will receive salaries of $90,000 a year. Mr. Hinshaw subsequently received a raise to $120,000 for 2022.

Each of the above employment agreements provides for termination by us upon the death or disability (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon conviction of a felony crime of moral turpitude or a material breach of his obligations to us. In the event the employment agreement is terminated by us without cause or the employee resigns for good reason, the terminated employee will be entitled to compensation for the balance of the term.

Each executive also entered into a confidentiality and invention assignment agreement in conjunction with his or her employment agreement which contains covenants prohibiting him or her from disclosure of confidential information regarding our company at any time. The employment agreements for Juan Gonzalez, Javier Gonzalez, Doug Brandt and Kevin Childress also contain covenants restricting them from competing against the Company and its subsidiaries during the term of their employment and for a period of time thereafter.

Equity Compensation Plan Information

On July 21, 2021, our Board of Directors and stockholders adopted our 2021 Stock Incentive Plan (the “2021 Plan”). The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the Plan, we are authorized to issue up to 20,000,000 shares of Common Stock, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards.

Administration. The 2021 Plan is administered by the Board of Directors or the committee or committees as may be appointed by the Board of Directors from time to time (the “Administrator”). The Administrator determines the persons who are to receive awards, the types of awards to be granted, the number of shares subject to each such award and the terms and conditions of such awards. The Administrator also has the authority to interpret the provisions of the 2021 Plan and of any awards granted there under and to modify awards granted under the 2021 Plan. The Administrator may not, however, reduce the price of options or stock appreciation rights issued under the 2021 Plan without prior approval of the Company’s shareholders.

Eligibility. The 2021 Plan provides that awards may be granted to employees, officers, directors and consultants of the Company or of any parent, subsidiary or other affiliate of the Company as the Administrator may determine. A person may be granted more than one award under the 2021 Plan.

Shares that are subject to issuance upon exercise of an option under the 2021 Plan but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award granted under the 2021 Plan but are forfeited or repurchased by the Company at the original issue price, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2021 Plan.

Terms of Options and Stock Appreciation Rights. The Administrator determines many of the terms and conditions of each option and SAR granted under the 2021 Plan, including whether the option is to be an incentive stock option or a non-qualified stock option, whether the SAR is a related SAR or a freestanding SAR, the number of shares subject to each option or SAR, and the exercise price of the option and the periods during which the option or SAR may be exercised. Each option and SAR is evidenced by a grant agreement in such form as the Administrator approves and is subject to the following conditions (as described in further detail in the 2021 Plan):

(a) Vesting and Exercisability: Options, restricted shares and SARs become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Administrator in its discretion and as set forth in the related grant agreement. The term of each option is also set by the Administrator. However, a related SAR will be exercisable at the time or times, and only to the extent, that the option is exercisable and will not be transferable except to the extent that the option is transferable. A freestanding SAR will be exercisable as determined by the Administrator but in no event after 10 years from the date of grant.

(b) Exercise Price: Each grant agreement states the related option exercise price, which, in the case of SARs, may not be less than 100% of the fair market value of the Company’s shares of common stock on the date of the grant. The exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of shares of the Company’s common stock on the date of grant.

(c) Method of Exercise: The option exercise price is typically payable in cash, common stock or a combination of cash of common stock, as determined by the Administrator, but may also be payable, at the discretion of the Administrator, in a number of other forms of consideration.

(d) Recapitalization; Change of Control: The number of shares subject to any award, and the number of shares issuable under the 2021 Plan, are subject to proportionate adjustment in the event of a stock dividend, spin-off, split-up, recapitalization, merger, consolidation, business combination or exchange of shares and the like. Except as otherwise provided in any written agreement between the participant and the Company in effect when a change in control occurs, in the event an acquiring company does not assume plan awards (i) all outstanding options and SARs shall become fully vested and exercisable; (ii) for performance-based awards, all performance goals or performance criteria shall be deemed achieved at target levels and all other terms and conditions met, with award payout prorated for the portion of the performance period completed as of the change in control and payment to occur within 45 days of the change in control; (iii) all restrictions and conditional applicable to any restricted stock award shall lapse; (iv) all restrictions and conditions applicable to any restricted stock units shall lapse and payment shall be made within 45 days of the change in control; and (v) all other awards shall be delivered or paid within 45 days of the change in control.

(e) Other Provisions: The option grant and exercise agreements authorized under the 2021 Plan, which may be different for each option, may contain such other provisions as the Administrator deems advisable, including without limitation, (i) restrictions upon the exercise of the option and (ii) a right of repurchase in favor of the Company to repurchase unvested shares held by an optionee upon termination of the optionee’s employment at the original purchase price.

Amendment and Termination of the 2021 Plan. The Administrator, to the extent permitted by law, and with respect to any shares at the time not subject to awards, may suspend or discontinue the 2021 Plan or amend the 2021 Plan in any respect; provided that the Administrator may not, without approval of the stockholders, amend the 2021 Plan in a manner that requires stockholder approval.

Grants of Plan-Based Awards in 2022

There were no grants of plan-based awards to our named executive officers during the fiscal years ended December 31, 2021 and as of December 31, 2022.

Outstanding Equity Awards at December 31, 2022

There were no outstanding equity awards held by our named executive officers as of December 31, 2022.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Defined Contribution Plan

We do not currently have a defined contribution plan.

2022 Director Compensation

We currently do not have a formal non-employee director compensation policy. However, in the event we have non-employee directors we intend to reimburse them for their reasonable expenses incurred in connection with attending our board of directors and committee meetings, and we may in the future grant stock options and pay cash compensation to those non-employee directors.

Limitation of Liability and Indemnification

Our certificate of incorporation provides that we are authorized to provide indemnification and advancement of expenses to our directors, officers and other agents to the fullest extent permitted by Delaware General Corporation Law.

In addition, our certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors for:

●	any breach of the director’s duty of loyalty to the corporation or its stockholders;
●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
●	any transaction from which the director derived an improper personal benefit.

Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

Our certificate of incorporation also provides that we must indemnify our directors and officers and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

We maintain a general liability insurance policy that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2022, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
●	each director;
●	each named executive officer;
●	all of our executive officers and directors as a group; and
●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 2,182,343,775 shares of common stock outstanding as of December 31, 2022. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2022, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Class of Securities	# of Shares	% of Class	% of Voting Shares(2)

Brian Foote(1)	Common	11,894,304	*	*
	Series A Preferred	7,000,000	100%	51.9%
	Series B Preferred	243,421	49.05%	18.03%

Jeffrey Hinshaw(1)	Common	75,940,000	6.72%	*
	Series B Preferred	32,675	6.58%	2.42%

Michele Rivera(1)	Common	30,460,000	3.22%	*
	Series B Preferred	25,669	5.11%	1.9%

Peter Schulte	Common	287,422	*	*

Javier Gonzalez	Common	4,672,897	*	*
	Series B Preferred	25	*

All Officers and Directors as a Group (6 persons)
Common		123,404,623	7.78%	* %
Series A Preferred		7,000,000	100%	51.87%
Series B Preferred		301,790	61.48%	22.36%

(1)	Officer and/or director of our Company.
(2)	Voting control is based on a total of 13,495,214,389 voting rights attributable to shares of our commons stock with one vote per share, shares of our Series A Preferred stock with 1,000 votes per share and shares of our Series B Preferred stock with 10,000 votes per share.
(3)	Javier Gonzalez was terminated from his position as our CTO on January 4, 2023.

*	less than 1% of the issued and outstanding shares of common s

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since December 31, 2020, we have engaged in the following transactions in an amount that exceeds $120,000 with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities, and our co-founders. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Since February 2, 2022, we have entered into five loan transactions with Sartorii, LLC, an entity owned by our CEO Brian Foote’s parents. All transactions were made at arm’s length and approved by the disinterested directors.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds the lesser of one percent of the average of our total assets for our last two fiscal years or $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief legal officer or, in the event we do not have a chief legal officer, to our principal financial officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the audit committee of our board of directors. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

●	the related person’s interest in the related person transaction;

●	the approximate dollar value of the amount involved in the related person transaction;

●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to us of, the transaction; and

●	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is not inconsistent with our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

●	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated gross revenues of the other entity that is a party to the transaction; and

●	a transaction that is specifically contemplated by provisions of our charter or by-laws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

Director Independence

We have one member of our board of directors who is independent as defined under NASDAQ Marketplace Rules.

There are no family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors has approved BF Borgers CPA PC (“BFG”) to continue as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2022.

During the Company’s most recent fiscal years, neither we nor anyone acting on our behalf consulted with BFG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that BFG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed with respect to the years ended December 31, 2022 and 2021:

	31-Dec-22	31-Dec-21
Audit Related Fees
Audit and Interim Review Fees	$158,100	$141,200
Total Audit Related Fees	$158,100	$141,200

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that the Company paid for professional services for the audit of our financial statements included in our Form 10-K and interim review services of our financial statements reported on Form 10-Q and for services that are normally provided by the registered public accounting firm in connection with statutory and regulatory filings or engagements.

Auditor Independence

In our fiscal year ended December 31, 2022, there were no professional services provided, other than those listed above, that would require our Board of Directors to consider their compatibility with maintaining the independence of BF Borgers CPA PC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

INDEX TO FINANCIAL STATEMENTS

(a)	Financial Statements filed as part of this Form 10-K:

(b)	Exhibits.

See the Exhibit Index immediately following the signature page to this Annual Report on Form10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on April 6, 2023.

HUMBL, INC.

By:	/s/ Brian Foote
Name:	Brian Foote
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Foote as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for them and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to sign any registration statement for the same offering covered by this registration statement that is to be effective on filing pursuant to Rule 462(b) under the Securities Act of 1933, as amended, and all post-effective amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Foote	President, CEO (principal executive officer)	April 6, 2023
Brian Foote	and Director

/s/ Jeffrey Hinshaw	COO, CFO (principal financial officer)	April 6, 2023
Jeffrey Hinshaw	and Director

/s/ Michele Rivera	Vice President, Global Partnerships	April 6, 2023
Michele Rivera	and Director

/s/ Peter Schulte	Director	April 6, 2023
Peter Schulte

*/s/ Brian Foote	As Attorney-In-Fact*	April 6, 2023
Brian Foote

EXHIBIT INDEX

Exhibit	Description
2.1+	Plan of Merger and Securities Exchange Agreement dated as of December 2, 2020 by and between Tesoro Enterprises, Inc. and HUMBL LLC.

2.2+	Certificate of Merger of Tesoro Enterprises, Inc. and HUMBL LLC dated December 3, 2020.

3.1+	Certificate of Incorporation.

3.2+	Amendment to Certificate of Incorporation.

3.3+	Amendment to Certificate of Incorporation.

3.4+	Certificate of Withdrawal – Series C.

3.5+	Bylaws.

3.6	Asset Purchase Agreement dated November 2, 2022 among the registrant, Brian Meltzer and Robin Burns, filed as Exhibit 10.1 to registrant’s Form 8-K filed on November 8, 2022, is incorporated by reference herein.

3.7	Form of Securities Purchase Agreement and Common Stock Purchase Warrant used by registrant in a financing with various investors from November 7, 2022 to November 13, 2022, filed as Exhibit 10.1 to registrant’s Form 8-K on November 14, 2022, is incorporated by reference herein.

3.8	Line of Credit Agreement dated November 15, 2022 between Sartorii, LLC and registrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on November 18, 2022, is incorporated by reference herein.

3.9	Settlement Agreement and Mutual Release of Claims dated November 15, 2022 between Forwardly, Inc. and registrant, filed as Exhibit 10.2 to registrant’s Form 8-K filed on November 18, 2022, is incorporated by reference herein.

3.10	Equity Financing Agreement dated December 12, 2022 between GHS Investments, LLC and registrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on December 14, 2022, is incorporated by reference herein.

3.11	Registration Rights Agreement dated December 12, 2022 between GHS Investments, LLC and registrant, filed as Exhibit 10.2 to registrant’s Form 8-K filed on December 14, 2022, is incorporated by reference herein.

3.12	8% Convertible Redeemable Note Due September 8, 2023 issued by registrant in favor of GS Capital Partners, LLC on December 8, 2023, filed as Exhibit 10.3 to registrant’s Form 8-K filed on December 14, 2022.

3.13	Settlement Agreement dated January 31, 2023 among Javier Gonzalez, Juan Luis Gonzalez and registrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on February 3, 2023, is incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 22, 2022

