Form 10-Q
period 2023-03-31
HUMBL, INC.
filed 2023-05-15
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File No. 000-31267

HUMBL, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	27-1296318
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 B Street, Suite 300, San Diego, CA 92101

(Address of principal executive offices) (Zip Code)

(786) 738-9012

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	HMBL	OTCQB

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

There were 3,405,024,529 shares of the Registrant’s $0.00001 par value common stock outstanding as of May 12, 2023.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

HUMBL, INC

CONSOLIDATED BALANCE SHEETS (IN US$)

MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	MARCH 31,	DECEMBER 31,
	2023	2022
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$301,050	$616,950
Assets related to user cryptocurrencies safeguarding obligation	181,872	665,738
Accounts receivable	339,811	298,248
Inventory, net	1,012,042	1,038,816
Intangible assets - digital assets, current portion	4,279	6,609
Prepaid expenses and other current assets	20,763	29,476
Current assets of discontinued operations	-	194,472

Total Current Assets	1,859,817	2,850,309

Non-Current Assets:
Fixed assets, net of depreciation	22,058	24,485
Intangible assets, net of amortization	766,297	803,380
Intangible assets - digital assets, net of current portion	147,823	147,823

Total Non-Current Assets	936,178	975,688

TOTAL ASSETS	$2,795,995	$3,825,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,753,423	$4,175,984
Obligation to issue common shares	-	903,936
User cryptocurrencies safeguarding obligation	181,872	665,738
Contingent consideration	2,263,260	2,829,075
Due to seller	314,619	314,619
Derivative liabilities	261,791	-
Current portion of notes payable - bank	5,978	4,380
Current portion of notes payable	488,676	440,000
Current portion of notes payable - related parties	940,559	10,689,511
Convertible notes payable - related parties, net of current portion	3,450,000	7,500,000
Current portion of convertible notes payable, net of discount	2,918,822	2,636,411
Current liabilities of discontinued operations	-	99,342

Total Current Liabilities	13,579,000	30,258,996

Long-Term Liabilities:
Notes payable - bank, net of current portion	4,110	6,569
Notes payable related parties, net of current portion	8,700,000	8,700,000
Non-current liabilities of discontinued operations	-	150,000

Total Long-Term Liabilities	8,704,110	8,856,569

Total Liabilities	22,283,110	39,115,565

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, and 570,000 Series B Preferred stock authorized (Series C Preferred stock was cancelled October 29, 2021)

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 400,175 and 416,159 shares issued and outstanding, respectively	4	4
Common stock, par value, $0.00001, 7,450,000,000 shares authorized 3,005,310,839 and 2,182,343,775 issued and outstanding, respectively	30,053	21,823
Additional paid in capital	72,833,825	63,887,828
Accumulated deficit	(92,315,713)	(99,218,747)
Accumulated other comprehensive income (loss)	(35,354)	19,454

Total Stockholders’ Deficit	(19,487,115)	(35,289,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,795,995	$3,825,997

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022

REVENUES	$402,824	$856,990

COST OF REVENUES	162,800	437,990

GROSS PROFIT	240,024	419,000

OPERATING EXPENSES
Development costs	66,845	1,263,992
Professional fees	409,837	919,822
Settlement	-	1,120,400
Impairment - intangible assets including goodwill	-	1,008,642
Impairment - digital assets	1,995	45,318
General and administrative expenses	3,607,132	6,625,984

Total Operating Expenses	4,085,809	10,984,158

OPERATING LOSS	(3,845,785)	(10,565,158)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(272,187)	(401,272)
Change in fair value of derivative liabilities	35,253	-
Derivative expense	(70,218)	-
Amortization of debt discounts	(12,408)	(1,590,897)
Gain on sale of digital assets	24	29,551
Loss on conversion of convertible notes payable	(427,740)	-

Total Non-Operating Income (Expenses)	(747,276)	(1,962,618)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
OPERATIONS AND PROVISION FOR INCOME TAXES	(4,593,061)	(12,527,776)

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	(81,152)	62,431
Gain on disposal of discontinued operations	11,577,247	-
Total discontinued operations	11,496,095	62,431

NET INCOME (LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	6,903,034	(12,465,345)

Provision for income taxes	-	-

NET INCOME (LOSS)	$6,903,034	$(12,465,345)

Other comprehensive income (loss)
Foreign currency translations adjustment	(54,808)	3,042
Comprehensive income (loss)	$6,848,226	$(12,462,303)

Net income (loss) per share - basic
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	$0.00	$0.00

Net income (loss) per share - basic	$0.00	$(0.01)

Net income (loss) per share - diluted
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	$0.00	$0.00

Net income (loss) per share - diluted	$0.00	$(0.01)

Weighted average common shares outstanding - basic	2,609,263,343	1,176,805,694

Weighted average common shares outstanding - diluted	6,966,503,147	1,176,805,694

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

								Accumulated
	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2022	7,000,000	$70	544,759	$5	1,023,039,433	$10,230	$34,182,004	$-	$(50,650,809)	$(16,458,500)

Stock issued for:
Cancellation of shares	-	-	-	-	(825,000)	(9)	(187,241)	-	-	(187,250)
Settlement	-	-	-	-	4,000,000	40	1,120,360	-	-	1,120,400
Services	-	-	-	-	675,000	7	190,586	-	-	190,593
Acquisition -Ixaya	-	-	-	-	8,962,036	90	1,499,910	-	-	1,500,000
Acquisition -BizSecure	-	-	-	-	13,200,000	132	2,229,348	-	-	2,229,480
Exercise of warrants	-	-	-	-	10,000,000	100	1,999,900	-	-	2,000,000
Exchange of notes payable and accrued interest	-	-	-	-	37,374,170	374	3,176,430	-	-	3,176,804
Conversion of Series B Preferred to common shares	-	-	(22,064)	-	220,640,000	2,206	(2,206)	-	-	-
Shares canceled for no consideration	-	-	(4,900)	-	-	-	-	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	3,270,349	-	-	3,270,349
Stock-based compensation - options	-	-	-	-	-	-	36,750	-	-	36,750
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,440,464	-	-	1,440,464
Change in comprehensive income (loss)	-	-	-	-	-	-	-	3,042	-	3,042
Net loss for the period	-	-	-	-	-	-	-	-	(12,465,345)	(12,465,345)

Balance - March 31, 2022	7,000,000	$70	517,795	$5	1,317,065,639	$13,170	$48,956,654	$3,042	$(63,116,154)	$(14,143,213)

Balance - January 1, 2023	7,000,000	$70	416,159	$4	2,182,343,775	$21,823	$63,887,828	$19,454	$(99,218,747)	$(35,289,568)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	40,418,750	404	383,532	-	-	383,936
Acquisition -BM Authentics (to settle obligation to issue common shares)	-	-	-	-	90,000,000	900	899,100	-	-	900,000
Settlement of Tickeri sale	-	-	-	-	5,433,656	54	47,762	-	-	47,816
Conversion of convertible notes	-	-	-	-	527,274,658	5,273	4,849,868	-	-	4,855,141
Conversion of Series B Preferred to common shares	-	-	(15,984)	-	159,840,000	1,599	(1,599)	-	-	-
Contribution of capital	-	-	-	-	-	-	50,000	-	-	50,000
Stock-based compensation - warrants	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	59,320	-	-	59,320
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,135,579	-	-	1,135,579
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	(54,808)	-	(54,808)
Net income for the period	-	-	-	-	-	-	-	-	6,903,034	6,903,034

Balance - March 31, 2023	7,000,000	$70	400,175	$4	3,005,310,839	$30,053	$73,039,857	$(35,354)	$(92,315,713)	$(19,487,115)

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERTING ACTIVIITES FROM CONTINUING OPERATIONS
Net income (loss)	$6,903,034	$(12,465,345)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	2,427	5,851
Amortization	37,083	91,716
Impairment expense - intangible assets including goodwill	-	1,008,642
Impairment expense - digital assets	1,995	45,318
(Gain) on sale of digital assets	(24)	(29,551)
Loss on conversion of convertible notes payable	427,740	-
Expenses paid for by digital assets	359	41,420
Fee added to convertible notes	9,250	-
Sales commission received in digital assets	-	(1,063)
Amortization of debt discounts	12,408	1,590,897
Foreign currency adjustment	(54,808)	3,042
Stock-based compensation	2,531,519	4,074,497
Gain on disposal of Tickeri	(11,577,247)	-
Derivative expense	70,218	-
Change in fair value of derivative liabilities	(35,253)	-
Settlement	-	1,120,400
Obligation to issue common shares for services rendered	-	26,831

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(41,563)	(211,895)
Intangible assets - digital assets	-	(271,800)
Inventory	26,774	-
Prepaid expenses and other assets	8,713	15,368
Accounts payable and accrued expenses	438,482	951,808
Total adjustments	(8,150,729)	8,461,481

Net cash used in operating activities of continuing operations	(1,238,893)	(4,003,864)
Net cash provided by (used in) operating activities of discontinued operations	81,152	(70,377)
Net cash used in operating activities	(1,157,741)	(4,074,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,510)
Cash paid in purchase of Ixaya, net of amounts received	-	(148,675)
Net cash used in investing activities	-	(157,185)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the exercise of warrants	-	2,000,000
Proceeds from related party notes payable	251,048	4,500,837
Payments of notes payable - bank	(861)	-
Payments of notes payable	(5,596)	-
Contribution of capital CEO	50,000	-
Proceeds from notes payable	50,000	-
Proceeds from convertible notes payable	497,250	-
Net cash provided by financing activities	841,841	6,500,837

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(315,900)	2,269,411

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	616,950	3,173,103

CASH AND RESTRICTED CASH - END OF PERIOD	$301,050	$5,442,514

CASH PAID DURING THE PERIOD FOR:
Interest expense	$990	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement with Tickeri in disposal	$11,496,095	$-
Conversion of preferred stock into common stock	$1,599	$2,206
Conversion of obligation to issue common stock into common stock	$903,936	$449,950
Conversion of convertible notes payable and accrued interest to common stock	$4,427,399	$-
Exchange of convertible notes payable and accrued interest into common stock	$-	$3,176,805
Reclassification of deferred revenue to additional paid in capital	$-	$43,243
Recognition of discounts at inception of convertible notes payable	$-	$2,055,219
Vesting of contingent consideration	$565,815	$-
Reclassification of convertible notes payable to derivative liability	$297,044	$-

Acquisition of Ixaya:
Accounts receivable	$-	$24,446
Goodwill	-	1,008,642
Intellectual property - software	-	650,000
Accounts payable and accrued expenses	-	(10,700)
Note payable - bank	-	(13,879)
Related party advances	-	(9,834)
	-	1,648,675
Common shares issued	-	(1,500,000)
Net cash paid in acquisition of Ixaya	$-	$148,675

Acquisition of BizSecure:
Customer relationship	$-	$275,000
Intellectual property - software	-	2,500,000
Goodwill	-	3,981,000
	-	6,756,000
Common shares issued	-	(2,229,480)
Contingent consideration	-	(4,526,520)
Net cash paid in acquisition of BizSecure	$-	$-

The accompanying notes are an integral part of these financial statements.

HUMBL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN US$) (UNAUDITED)

MARCH 31, 2023 AND 2022

NOTE 1: NATURE OF OPERATIONS

HUMBL, Inc. (“Company” or “HUMBL”) was incorporated in the state of Oklahoma on November 12, 2009. The Company was redomiciled on November 30, 2020 to the state of Delaware.

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

On June 3, 2021 we acquired Tickeri, Inc. (“Tickeri”) in a debt and stock transaction totaling $20,000,000 following which Tickeri became a subsidiary of HUMBL. On January 31, 2023, the Company sold Tickeri back to the former owners and reflected the loss on disposal in the Consolidated Statement of Operations. For the full description of these transactions, refer to the Form 10-K filed April 6, 2023.

On June 30, 2021, we acquired Monster Creative, LLC (“Monster”). Monster is a Hollywood production studio that specializes in producing movie trailers and other related content. As part of the acquisition we entered into certain debt instruments with the founders of Monster that are in default as they were due December 31, 2022. For the full description of this transaction, refer to the Form 10-K filed April 6, 2023.

On February 12, 2022, the Company entered into an asset purchase agreement with BizSecure, Inc. (“BizSecure”). The Company determined this was an acquisition of a business pursuant to the guidance provided in both ASC 805 and Rule 11-01(d) of Regulation S-X. BizSecure is not considered a significant subsidiary under Regulation S-X Rule 1-02(w). The Company acquired a customer relationship with the US Air Force and BizSecure’s Mobile ID technology. The Company had issued 13,200,000 common shares and 26,800,000 restricted stock units (“RSUs”) that vest quarterly commencing April 1, 2022 for a period of two years as part of this acquisition. On December 30, 2022, as a result of the Company’s failure to timely register the 13,200,000 shares of common stock issued February 12, 2022 BizSecure requested the cancellation of such shares and the 10,050,000 RSUs that vested during 2022. Pursuant to BizSecure’s request, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms. For the full description of this transaction, refer to the Form 10-K filed April 6, 2023.

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

On November 2, 2022, the Company acquired BM Authentics (“BM”), a provider of sports merchandise ranging from autographed jerseys, bats, balls, helmets, and photos for $110,000 in cash and 90,000,000 shares of common stock. These shares were issued on January 10, 2023.

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

HUMBL is a Web 3, digital commerce platform built to connect consumers, businesses and governments in the digital economy. HUMBL provides simple tools and packaging for complex new technologies such as blockchain, in the same way that previous cycles of e-commerce and the cloud were more simply packaged by companies such as Facebook, Apple, Amazon and Netflix over the past several decades. The Company through their product offerings are looking to simplify and package the digital economy for consumers, corporations and government.

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

HUMBL Search Engine

The HUMBL Search Engine is available via the HUMBL Wallet and the HUMBL website. The HUMBL Search Engine allows customers to search for standard Web 2 content such as news, images and video. The company also recently completed the development of its HUMBL Ads portal, which can be used to customize advertising programs for clients. This includes traditional search advertising such as display ads, location targeting and cost-per-click performance advertising.

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

During the past two years, we devoted a substantial amount of capital to build out our platform and as a result our working capital deficit and accumulated deficit have increased significantly. In addition, we have incurred significant debt from both unrelated and related parties to assist in supporting our operations.

As of March 31, 2023, we had $301,050 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $11,719,183 and $27,408,687 as of March 31, 2023 and December 31, 2022, respectively. The majority of our current liabilities is in the form of both related and unrelated party notes, and accounts payable and accrued expenses. The decrease in working capital is the direct result of the settlement with Tickeri resulting in over $11,400,000 in reductions of notes payable, accrued interest and accrued expenses. This reduction was offset by some increases in accounts payable as we continue the development of our mobile wallet. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $386,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the three months ended March 31, 2023 received net proceeds of approximately $800,000 from various debt financings and has received $1,190,000 in purchases of common stock and warrants, $2,000,000 in additional warrant exercises and $8,700,000 in related party debt proceeds in the year ended December 31, 2022. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023, we recognized a gain on disposal of $11,577,247 when we settled all claims with the former owners of Tickeri and sold them back their company. We expect that the consolidation of our platform into HUMBL.com will bring about revenue producing operations to improve the liquidity of the Company moving forward. However, going forward, the effect of our industry on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. The additional post-COVID challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital.

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

Impact of Cryptocurrency Bankruptcies

In November 2022, both FTX Trading and BlockFi filed for bankruptcy protection under Chapter 11. These bankruptcies have impacted several companies either directly or indirectly. Customers of the HUMBL Wallet use our platform to hold their cryptocurrency. Assets related to user cryptocurrencies safeguarding obligation and the user cryptocurrencies safeguarding obligation represent the Company’s obligation to safeguard customers’ crypto assets in digital wallets on the Company’s platform. The Company safeguards these assets for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes the users cryptocurrencies liabilities and corresponding assets related to the users cryptocurrencies, on initial recognition and at each reporting date, at fair value of the crypto assets. Any loss, theft, or misuse would impact the measurement of users crypto assets. We removed the HUMBL Pay app from the Apple App Store and Google Play store on January 31, 2023 and are in the process of migrating all customers from HUMBL Pay to the HUMBL Wallet. HUMBL Wallet users maintain their own private digital wallets where the cryptocurrency is held and HUMBL has no access to those wallets.

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

Principles of Consolidation

The consolidated financial statements include the accounts of HUMBL, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. HUMBL, Inc. holds 100% of Monster, Ixaya and BM Authentics. The Company formed additional subsidiaries that are inactive and have no activity for future use. All operations of Tickeri are reflected in discontinued operations as this entity was sold back to the original owners on January 31, 2023.

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

Reclassification

The Company has reclassified certain amounts in the 2022 financial statements to comply with the 2023 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the three months ended March 31, 2022.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of March 31, 2023 and December 31, 2022, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

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

HUMBL Financial

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

Accounts Receivable and Concentration of Credit Risk

An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable. As of March 31, 2023 and December 31, 2022, there was no allowance necessary.

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

The cost basis of digital assets will not be adjusted upward for subsequent increases in fair value. Such impairment in the value of digital assets is recorded as a component of other operating expenses in our consolidated statements of operations. We recorded an impairment loss of approximately $1,995 and $45,318 related to digital assets during the three months ended March 31, 2023 and 2022, respectively.

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

This guidance should be applied no later than the financial statements covering the first interim or annual report ending after June 15, 2022, with retroactive application as of the beginning of the fiscal year to which the interim or annual period relates. Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform.

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

The Company paid the refunds to the subscribers in the three months ended March 31, 2022, and had no expenses related to the BLOCK ETX product line after February 28, 2022. For a full description of the BLOCK ETX/HUMBL Financial, refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023.

NON-RESIDENTIAL PROPERTY

On June 30, 2022, the Company determined to sell their non-residential property, and listed this property for sale in July 2022. This represented a strategic shift for future operations and the Company as a result reclassified the net value on this property of $328,222 as a non-current asset held for sale in accordance with ASC 205-20-45-1E. On September 16, 2022, the Company sold the property for $270,905 and recognized a loss of $57,318 on disposal. There was no adjustments made for this during the three months ended March 31, 2022.

TICKERI

On January 31, 2023, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Javier Gonzalez (“Javier”) and Juan Luis Gonzalez (“Juan”). Under the terms of the Settlement Agreement, Tickeri was transferred back to Javier and Juan, free of any encumbrances and including all of Tickeri’s intellectual property, since the Company was in default of the promissory notes for $5,000,000 to each of them with a maturity date of December 3, 2022 (the “Notes”) owed to Javier and Juan as a portion of the consideration paid by the Company under the agreement to acquire Tickeri. Javier and Juan will receive 4,672,897 shares of the Company’s common stock owed to them under the acquisition agreement. Under the terms of the Settlement Agreement, the Notes were cancelled, and the parties agreed to a mutual release of claims. As a result of this settlement, the Company has reclassified the assets, and liabilities of Tickeri as held for sale, and the operations as discontinued operations as of and for the year ended December 31, 2022.

Per ASC 205-20-50-1(a), the timing of the disposal was January 31, 2023, but the Company had made the decision to dispose of this business in December 2022, and it represented a strategic shift in the business of the Company. The Company met the criteria for the Tickeri operations to be classified as held for sale at that time. In addition to the assets and liabilities reflected as discontinued operations, the settlement with Tickeri resulted in the forgiveness of the two promissory notes totaling $10,000,000, accrued interest of $789,041 (as of January 31, 2023) and accrued liabilities of $700,000 that are part of the Company’s liabilities as of January 31, 2023.

Current assets as of March 31, 2023 and December 31, 2022 – Discontinued Operations:

	March 31, 2023	December 31, 2022
Cash	$-	$154,159
Accounts receivable	-	40,313

	$-	$194,472

Current liabilities as of March 31, 2023 and December 31, 2022 – Discontinued Operations:

	March 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$-	$99,342

	$-	$42,568

Non-current liabilities as of March 31, 2023 and December 31, 2022 – Discontinued Operations:

	March 31, 2023	December 31, 2022
Long-term debt	$-	$150,000

	$-	$150,000

The Company reclassified the following operations to discontinued operations for the three months ended March 31, 2023 and 2022, respectively.

	2023	2022
Revenue	$59,180	$290,143
Operating expenses	137,934	226,180
Other non-operating expenses	2,398	1,532
Net (loss) income from discontinued operations	$(81,152)	$62,431

The Company reflected the following gain on disposal for the three months ended March 31, 2023 related to the sale of Tickeri:

	2023	2022
Common shares issued	$(47,816)	$-
Forgiveness of related party notes	10,000,000	-
Forgiveness of accrued expenses	1,489,041	-
Cash	(163,879)	-
Accounts receivable	(39,457)	-
Accounts payable and accrued expenses	189,358	-
Other (income) loss	150,000	-
Net gain on disposal	$11,577,247	$-

NOTE 4: BUSINESS COMBINATIONS

For all acquisitions prior to January 1, 2022, refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023.

BizSecure

On February 12, 2022, the Company entered into an asset purchase agreement with BizSecure, Inc. (“BizSecure”). The Company determined this was an acquisition of a business pursuant to the guidance provided in both ASC 805 and Rule 11-01(d) of Regulation S-X. BizSecure is not considered a significant subsidiary under Regulation S-X Rule 1-02(w). The Company acquired a customer relationship with the US Air Force and BizSecure’s Mobile ID technology. The Company had issued 13,200,000 common shares and 26,800,000 restricted stock units (“RSUs”) that vest quarterly commencing April 1, 2022 for a period of two years as part of this acquisition. On December 30, 2022, as a result of the Company’s failure to timely register the 13,200,000 shares of common stock issued February 12, 2022 BizSecure requested the cancellation of such shares and the 10,050,000 RSUs that vested during 2022. Pursuant to BizSecure’s request, the 13,200,000 shares of common stock and the 10,050,000 RSUs were cancelled effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms. For the full description of this transaction, refer to the Form 10-K filed April 6, 2023.

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

BM Authentics

On November 2, 2022, the Company acquired the assets and liabilities of BM Authentics noted below in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Inventory	$1,010,000

The consideration paid for the acquisition of BM Authentics was as follows:

Cash	$110,000
Common stock	900,000
Total consideration	$1,010,000

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

The following table shows the unaudited pro-forma results for the three months ended March 31, 2022 as if the acquisitions had occurred on January 1, 2022. These unaudited pro forma results of operations are based on the historical financial statements and related notes of BizSecure, Ixaya, BM Authentics and the Company for 2022.

Three Months Ended March 31, 2022
(Unaudited)
Revenues	$1,074,412
Net loss	$(12,509,707)
Net loss per share	$(0.01)

NOTE 5: REVENUE

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue:
Services - Production	$132,139	$826,901
Services - Ixaya	191,610	18,384
Merchandise	75,359	1,373
Tickets	3,497	5,199
NFTs	-	1,063
Rental income	-	2,842
Other	219	1,228
	$402,824	$856,990

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

NOTE 6: INVENTORY

On November 2, 2022, in the acquisition of BM Authentics, the Company acquired $1,010,000 in inventory. Inventory consisted of sports merchandise and memorabilia ranging from autographed jerseys, bats, balls, helmets, and photos. As of March 31, 2023 and December 31, 2022, inventory is valued at $1,012,042 and $1,038,816, respectively. Inventory includes write-downs for excess and obsolete inventory of $155,736 as of March 31 and December 31, 2022.

NOTE 7: FIXED ASSETS

As of March 31, 2023 and December 31, 2022, the Company has the following fixed assets:

	2023	2022
Equipment – 5 year-life	$19,344	$19,344
Furniture and fixtures – 5 year-life	16,307	16,307
Accumulated depreciation	(13,593)	(11,166)
	$22,058	$24,485

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

Depreciation expense for the three months ended March 31, 2023 and 2022 was $2,427 and $5,851, respectively, as the property was placed into service on July 1, 2021.

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

As of March 31, 2023 and December 31, 2022, the Company has the following intangible assets:

	2023	2022
Intellectual property - software – 5 year-life	$3,150,000	$3,150,000
Customer relationship – 5 year-life	275,000	275,000
Domain names – 15 year-life	275,020	275,020
Accumulated amortization - software	(2,640,833)	(2,608,333)
Accumulated amortization – customer relationship	(275,000)	(275,000)
Accumulated amortization - domain names	(17,890)	(13,307)
	$766,297	$803,380

In February 2022, the Company acquired intangible assets from BizSecure valued at $2,775,000, in March 2022 in the acquisition of Ixaya acquired intangible assets valued at $650,000. On December 31, 2022, the Company impaired $2,256,618 in intellectual property related to BizSecure.

Amortization expense for the three months ended March 31, 2023 and 2022 was $37,083 and $91,716, respectively.

Amortization expense for the next five years and in the aggregate is as follows:

2024	$148,335
2025	148,335
2026	148,335
2027	137,502
2028	40,002
Thereafter	143,788
$766,297

As of March 31, 2023 and December 31, 2022, the Company has recorded goodwill as follows for our continuing operations:

	March 31, 2023	March 31, 2022
Balance – beginning of the period	$-	$3,177,954
Acquisition of Monster	-	-
Acquisition of BizSecure	-	3,981,000
Acquisition of Ixaya	-	1,008,642
Impairment for the period	-	(1,008,642)
	$-	$7,158,954

As of March 31, 2023 and December 31, 2022, the Company had no remaining goodwill recorded.

The Company evaluated ASC 350-20-50 for the goodwill associated with their acquisitions.

NOTE 9: INTANGIBLE ASSETS – DIGITAL ASSETS

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

In March 2022, the Company purchased an NFT for $406,046. The Company had evaluated the fair value of this NFT for impairment and recognized impairment of $258,217 through March 31, 2023. The value of the NFT as of March 31, 2023 is $147,823. The NFT will not be amortized as it is considered a non-statutory based digital asset. The NFT is considered a non-current asset while the other digital assets held by the Company are considered current assets. On May 3, 2022, the Company’s CEO contributed capital to pay for this NFT.

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

In the three months ended March 31, 2023, the Company expensed $359 in the digital currency for future endeavors and for payment of expenses, reflected $1,995 in impairment of the intangible asset for digital currency, and recognized a gain on sale of digital assets of $24.

The value of the digital assets as of March 31, 2023 and December 31, 2022 is $152,102 (of which the value of the non-fungible token of $147,823 is considered a non-current asset) and $154,432 (of which the value of the non-fungible token of $147,823 is considered a non-current asset), respectively.

The following table presents additional information about the Company’s digital asset holdings during the three months ended March 31, 2023:

Digital Assets Owned By HUMBL:

Three Months Ended March 31, 2023	ETH	BLOCKS	BTC	WETH	DAI	USDC/USDT	Total
Balance – January 1, 2023	$114	$6,064	$201	$-	$-	$230	$6,609
Advertising expenses	(132)	-	-	-	-	(227)	(359)
Impairment – digital assets	-	(1,971)	(24)	-	-	-	(1,995)
Gain (loss) on disposal of digital assets	24	-	-	-	-	-	24
Balance – March 31, 2023	$6	$4,093	$177	$-	$-	$3	$4,279
Digital Assets held at March 31, 2023	0.005302	28,402,357	0.011343	-	0.422881	2.648397

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

Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform.

NOTE 10: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan is due in monthly payments of $7,110 MXN (approximately $350 US$) inclusive of interest and matures in July 2025. As of March 31, 2023 and December 31, 2022, the Company has $10,088 and $10,949 outstanding under the loan. As of March 31, 2023, the Company has included $5,978 in current liabilities, and the balance of $4,110 in long-term liabilities.

NOTE 11: NOTES PAYABLE

The Company entered into notes payable as follows as of March 31, 2023 and December 31, 2022. The chart below does not include notes payable that were repaid or converted during 2022, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	March 31, 2023	December 31, 2022

Note payable entered into February 8, 2023 with a maturity date of February 8, 2023 at 12% interest per annum	$53,204	$-
Note payable entered into November 15, 2022 with a company pursuant to a settlement agreement and mutual release of claims, payments due in 5 equal payments on November 15, 2022, December 15, 2022, January 15, 2023, February 15, 2023 and June 15, 2023 (previously March 15, 2023) (January 2023 and February 2023 payments were made on December 30, 2022 to extend the final payment to June 15, 2023); upon satisfaction of the note payable, the Company will receive back 115,000,000 warrants. In lieu of interest, the company will keep 10,000,000 shares previously issued in exercise of warrants	440,000	440,000

Total	493,204	440,000
Less: Discounts	(4,528)	-
Less: Current portion	(488,676)	(440,000)
Long-term debt	$-	$-

All of the notes payable as of March 31, 2023 are due in the next fiscal year, and therefore all current.

Interest expense for the three months ended March 31, 2023 and 2022 was $990 and $3,853, respectively. There was no in accrued interest as of March 31, 2023.

NOTE 12: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of March 31, 2023 and December 31, 2022. The chart below does not include notes payable that were repaid or converted during 2022, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	March 31, 2023	December 31, 2022

Notes payable ($435,000 and $65,000), at 5% interest, originally maturing April 1, 2022, extended to October 1, 2022 for the acquisition of Monster (see Note 4) with the two principals of Monster; payments due at maturity (increased note balance by $18,000 to the two noteholders for the extension which did not constitute a material modification of a debt instrument) (in default)	$333,000	$333,000

Notes payable to the sellers of Tickeri ($5,000,000 each for a total of $10,000,000) at 5% interest due December 3, 2022 (not considered in default by noteholders as this was settled on January 31, 2023)	-	10,000,000

Notes payable ($271,250 and $215,000), at 3% interest, maturing December 31, 2022, with family relatives of the two principals of Monster; payments due at maturity (in default)	348,191	348,191

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing February 22, 2025, payment due at maturity	3,000,000	3,000,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing March 31, 2025, payment due at maturity	1,500,000	1,500,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing July 26, 2025, payment due at maturity	2,000,000	2,000,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing November 15, 2024, payment due at maturity (represents four draws of the line of credit ($440,000 each) entered into on November 15, 2022)	2,200,000	2,200,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 6% interest, maturing March 23, 2024, payment due at maturity	250,000	-

Advance – officer – Ixaya, on demand, no interest	9,368	8,320

Total	9,640,559	19,389,511
Less: Current portion	(940,559)	(10,689,511)
Long-term debt	$8,700,000	$8,700,000

Maturities of notes payable – related parties as of March 31 is as follows:

2024	$940,559
2025	6,700,000
2026	2,000,000
$9,640,559

Interest expense for the three months ended March 31, 2023 and 2022 was $103,174 and $145,049, respectively. Accrued interest at March 31, 2023 was $333,979.

On January 31, 2023, in the sale back to the former owners of Tickeri, the $10,000,000 in related party notes along with $789,041 in accrued interest were included in the settlement and are no longer payable.

NOTE 13: CONVERTIBLE PROMISSORY NOTES

The Company entered into notes payable – related parties as follows as of March 31, 2023 and December 31, 2022. The chart below does not include notes payable – related parties that were repaid or converted during 2022. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	March 31, 2023	December 31, 2022

Convertible note at 10% interest, maturing July 14, 2022, extended to June 30, 2023 convertible into common shares	$99,746	$1,410,146

Convertible note at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share	1,020,000	1,020,000

Convertible note at 2.5% interest, maturing March 1, 2024 convertible into common shares at $0.012 per share	1,305,000	-

Convertible note at 9% interest, maturing February 8, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note at 9% interest, maturing March 6, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (a portion of this note is reclassified to “Derivative Liabilities”)	11,331	-

Convertible note at 8% interest, maturing October 25, 2023, net of discount convertible into common shares at $0.0099 per share	138,750	-

Convertible note due November 23, 2023 convertible into shares at 70% of the Market Price as defined in the convertible note agreement in an amount up to $1,100,000. Company received the first tranche of $110,000, net of discount on February 23, 2023. No interest unless there is an event of default (this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note due March 31, 2024, net of discount convertible into common shares at $0.008 per share	150,000	-

Convertible note at 8% interest, maturing September 8, 2023 convertible into common shares at $0.012 per share, net of discount	222,000	222,000
	2,946,827	2,652,146
Less: Current portion	(2,918,822)	(2,636,411)
Less: Discounts	(28,005)	(15,735)
Long-term debt	$-	$-

On April 14, 2021 we received bridge financing in the form of a loan in the principal amount of $3,300,000 from Brighton Capital Partners, LLC (“Brighton Capital” or “BCP”) for which we issued them a convertible promissory note due originally on July 14, 2022. The note has since been extended to June 30, 2023 for no consideration and thus it was deemed to not be a material modification to the debt instrument.

BCP has been converting this note and accrued interest since August 16, 2022. In addition, they sold a portion of the note ($300,000) to a third-party, which has also been converted. As of March 31, 2023, there remains a total of $312,816 in principal and interest. The Company issued 326,000,000 shares of common stock, which includes 86,000,000 issued to a third party that purchased $300,000 of this note in the three months ended March 31, 2023 in conversions of the BCP note. The Company recognized a loss on conversions of BCP (and third parties that purchased portions of this note) in the amount of $1,518,300.

On May 17, 2021, the Company issued a convertible promissory note to an investor for $1,020,000 with an original issue discount of $20,000, for a term of twenty-two months maturing March 17, 2023. The Company recognized a $20,000 original issue discount at inception of this convertible note. This note has not been repaid or converted, and is currently past due as the maturity date has passed. This is reflected in our current portion of convertible notes payable as of March 31, 2023.

On December 8, 2022, the Company entered into an 8% convertible redeemable note in the amount of $222,000 with an original issue discount of $14,500, for a term of nine months due September 8, 2023. From the $207,500 in proceeds received, $7,500 was deducted to pay for legal fees of the issuer. The Company received net proceeds of $200,000. The note is convertible into shares of common stock at $0.012 per share. Should the Company be in default of this note, the conversion price would be equal to the lower of (a) $0.012 or (b) 70% of the lowest trading price for the fifteen prior trading days including the day upon which a conversion notice is received by the Company. In addition, the Company was required to reserve with the transfer agent, 74,000,000 shares of common stock for this note.

On January 25, 2023, the Company entered into an 8% convertible redeemable note in the amount of $138,750 with an original issue discount of $9,000, for a term of nine months due October 25, 2023. From the $129,750 in proceeds received, $4,750 was deducted to pay for legal fees of the issuer. The Company received net proceeds of $125,000. The note is convertible into shares of common stock at $0.0099 per share, as long as the note is not in default. Should the Company be in default of this note, the conversion price would be equal to the lower of (a) $0.0099 or (b) 70% of the lowest trading price for the fifteen prior trading days including the day upon which a conversion notice is received by the Company. In addition, the Company was required to reserve with the transfer agent, 57,000,000 shares of common stock for this note.

On February 8, 2023, the Company entered into a 9% convertible promissory note in the amount of $77,500 with an original issue discount of $9,000, for a term of twelve months due February 8, 2024. From the $77,500 in proceeds received, $2,500 was deducted to pay for legal fees of the issuer. The Company received net proceeds of $75,000. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. In addition, the Company was required to reserve with the transfer agent, 76,884,920 shares of common stock for this note. This note was reclassified to Derivative Liabilities, See Note 15, as the conversion option qualified as a derivative instrument under ASC 815.

On February 23, 2023, the Company entered into a convertible promissory note in the amount up to $1,100,000. On February 23, 2023, the Company received the first tranche of this note in the amount of $110,000, including $10,000 in original issue discount for net proceeds of $100,000. On April 4, 2023, the Company received the second tranche of this note of $55,000, with a $5,000 original issue discount. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days. In addition, the Company was required to reserve with the transfer agent, the amount of common shares equal to three times the number of common shares needed to convert any of the outstanding amounts received. At March 31, 2023, the reserve equals 175,000,000 shares of common stock for this note. This note was reclassified to Derivative Liabilities, See Note 15, as the conversion option qualified as a derivative instrument under ASC 815.

On March 1, 2023, a noteholder sold $2,925,000 of their outstanding related party note to a third party. Of the amount sold, $1,620,000 was converted into 135,000,000 shares of common stock. This conversion resulted in a gain of $553,500.

On March 6, 2023, the Company entered into a 9% convertible promissory note in the amount of $59,250, for a term of twelve months due March 6, 2024. From the $59,250 in proceeds received, $4,250 was deducted to pay for legal fees of the issuer. The Company received net proceeds of $55,000. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. In addition, the Company was required to reserve with the transfer agent, 61,335,403 shares of common stock for this note. This note was reclassified to Derivative Liabilities, See Note 15, as the conversion option qualified as a derivative instrument under ASC 815.

On March 31, 2023, the Company entered into a Convertible Promissory Note in the amount of $150,000 with an original issue discount of $12,500 and a $12,500 interest charge assessed at closing, and a term of twelve months due March 31, 2024. The Company received net proceeds of $125,000. The note is convertible into shares of common stock at $0.008 per share. Beginning on September 31, 2022, the investor has the right to cause note in cash or common stock. If the Company pays in common stock, it may do so at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. In addition, the Company was required to reserve with the transfer agent, 50,000,000 shares of common stock for this note.

On April 10, 2023, the Company entered into a Promissory Note in the amount of $59,675, with a term of twelve months due April 10, 2024, and an original issue discount of $5,425. From the $54,250 in proceeds received, $4,250 was deducted to pay for legal and due diligence fees. The Company received net proceeds of $50,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. A one-time interest charge of $7,757 was added upon the issuance of the note. Beginning on May 30, 2023 and for the next nine months thereafter, the Company is required to make monthly amortization payments of $6,743.20. In addition, the Company was required to reserve with the transfer agent, 52,346,491 shares of common stock for this note.

In order to have sufficient common shares to convert the debt and enable the transfer agent to have the reserves necessary, the Company’s CEO has committed to not to convert 200,000 of his Series B Preferred shares until after the Company increases their authorized common shares in amount sufficient to provide for sufficient reserves the outstanding obligations.

All of the convertible promissory notes as of March 31, 2023 and December 31, 2022 are due in the next fiscal year, and therefore all current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the three months ended March 31, 2023 and 2022 was $87,515 and $159,654, respectively. Amortization of debt discount, and original issue discount was $12,408 and $340,370 for the three months ended March 31, 2023 and 2022, respectively. Accrued interest at March 31, 2023 was $377,157.

On March 31, 2022, the Company entered into exchange agreements with most of their convertible note holders to exchange $2,979,000 of notes payable and $197,804 of accrued interest on those notes into 37,374,170 shares of common stock. The exchange agreements resulted in a $1,250,527 adjustment for the unvested debt discount at the time of the convertible note exchanges to common stock. This amount is reflected in the amortization of debt discounts in other income (expense) in the consolidated statement of operations for the three months ended March 31, 2022. The then unamortized debt discount of $1,250,527 represented the loss on these exchange transactions.

NOTE 14: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company entered into convertible notes payable – related parties as follows as of March 31, 2023 and December 31, 2022. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2022. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	March 31, 2023	December 31, 2022
Convertible note at 5% interest, maturing December 31, 2022 convertible into common shares at $1.20 per share (two notes – one for $6,525,000 and one for $975,000) for the acquisition of Monster Creative, LLC (see Note 4) with the two principals of Monster; payments due at maturity (currently in default)	$3,450,000	$7,500,000
	3,450,000	7,500,000
Less: Current portion	(3,450,000)	(7,500,000)
Long-term debt	$-	$-

All of the convertible promissory notes – related parties are in default and reflected in current liabilities as of March 31, 2023.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. These notes are currently in default. The convertible promissory note to Kevin Childress was satisfied in full on April 20, 2023.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

In the three months ended March 31, 2023, the convertible noteholders sold $4,050,000 of these convertible notes to third-parties, and the third parties converted the $2,745,000 into 66,274,658 shares of common stock. These transactions resulted in a gain on conversion of notes payable in the amount of $537,060, which is reflected in the consolidated statements of operations for the three months ended March 31, 2023.

Interest expense for the three months ended March 31, 2023 and 2022 was $75,421 and $92,466, respectively, and accrued interest as of March 31, 2023 was $639,462.

NOTE 15: DERIVATIVE LIABILITIES

The Company entered into several convertible notes payable during the three months ended March 31, 2023, that terms include variable conversion prices (see Note 13). The Company evaluated these terms and determined that the conversion option on the convertible notes payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Instruments. The estimated fair value of the Derivative Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The Company identified embedded features in some of the agreements which were classified as liabilities. These embedded features included a variable conversion price that would convert those instruments into a variable number of common shares. The accounting treatment of derivative financial instruments requires that the Company treat the instrument as liability and record the fair value of the instrument as derivatives as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on March 31, 2023 and at inception:

	Three Months Ended March 31, 2023	Inception
Expected term	0.70 – 0.83 years	0.75 – 1.00 years
Expected volatility	118 - 125%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	4.85%	4.85%
Market price	$0.006 – $0.013	$0.0078 - $0.013

The Company’s derivative liabilities as of March 31, 2023 and inception associated with the offerings are as follows.

	March 31, 2023 (unaudited)	December 31, 2022	Inception
Fair value of conversion option on February 8, 2023 note (see Note 13)	$75,246	-	$122,025
Fair value of conversion option on February 23, 2023 note (see Note 13)	127,783		127,100
Fair value of conversion option on March 6, 2023 note (see Note 13)	58,762	-	47,919
	$261,791	$-

Activity related to the derivative liabilities for the three months ended March 31, 2023 is as follows:

Beginning balance as of December 31, 2022	$-
Bifurcation of conversion option on convertible note payable	297,044
Change in fair value of derivative liabilities (restated)	(35,253)
Ending balance as of March 31, 2023	$261,791

There were no derivative liabilities in the three months ended March 31, 2022.

NOTE 16: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, and 570,000 shares of Series B Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

On February 26, 2021, the Company issued 493 shares of Series B Preferred Stock for services rendered that were cancelled. On April 15, 2021, the Company revised their issuances and issued with an effective date of March 31, 2021, 2,272 Series B Preferred shares for services rendered. Of the 2,272 shares issued, 528 are vested immediately, 1,219 are vested over one year, and 525 are vested over two years. The vesting period commenced January 1, 2021. All of the Series B Preferred Shares issued have one-year lock up provisions to convert into common stock from the date of the merger of December 3, 2020. These shares have been fully expensed as of December 31, 2022.

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

On November 19, 2021, the Company paid $215, to redeem 215 Series B Preferred Shares.

In December 2021, there were 7,939 Series B Preferred shares converted into 79,390,000 common shares.

On March 17, 2022, the CEO of the Company cancelled 4,900 shares of Series B Preferred Stock (49,000,000 if converted into common stock) and on September 21, 2022, the Company’s CEO cancelled 45,000 Series B Preferred shares (the equivalent of 450,000,000 common shares) for no consideration.

During the year ended December 31, 2022, there were 79,762 shares of Series B Preferred Stock converted into 797,620,000 common shares.

For the three months ended March 31, 2023, there were 15,984 shares of Series B Preferred Stock converted into 159,840,000 common shares.

As of March 31, 2023, the Company has 400,175 shares of Series B Preferred Stock issued and outstanding.

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

Common Stock

The Company has 7,450,000,000 shares of common stock, par value $0.00001, authorized. The Company has 3,005,310,839 and 2,182,343,775 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. The Company on February 26, 2021 increased its authorized shares from 5,000,000,000 to 7,450,000,000 shares.

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

In the three months ended March 31, 2023, the Company: (a) issued 40,418,750 shares for services rendered; (b) issued 159,840,000 shares in conversion of 15,984 Series B Preferred stock; (c) 527,274,658 shares for conversion of notes payable valued at $4,855,141, and recognized a loss on conversion of these shares in the amount of $427,740; (d) the Company issued 90,000,000 shares of common stock in the acquisition of BM Authentics; and (e) 5,433,656 shares of common stock in settlement with Tickeri on the disposal of that entity.

During the three months ended March 31, 2023, the Company expensed $1,135,579 related to shares issued to consultants and advisors for services as noted above, leaving $49,167 of stock-based compensation yet to be expensed as of March 31, 2023. The Company has reduced their obligation to issue common stock by 90,418,750 shares and as of March 31, 2023 has no obligation to issue shares. In addition, the Company recognized $206,032 in BCF discounts on convertible notes and the Company’s CEO contributed $50,000 during the three months ended March 31, 2023.

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

Warrants

Warrants issued in 2023 and 2022 consisted of the following:

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

The following represents a summary of the warrants:

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	347,234,804	$0.26265	283,650,000	$0.32627

Granted	-	-	151,176,470	0.2486
Exercised	-	-	(10,000,000)	0.20
Forfeited	-	-	(77,366,666)	-
Expired	(12,500,000)	-	(225,000)	-
Ending balance	334,734,804	$0.23511	347,234,804	$0.26265
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	1.38		1.57

As of March 31, 2023, 334,734,804 warrants are vested.

For the three months ended March 31, 2023 and 2022, the Company incurred stock-based compensation expense of $956,620 and $3,270,349, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of March 31, 2023, there remains unrecognized stock-based compensation expense related to these warrants of $12,011,954 comprising of service-based grants through June 30, 2026.

Options

Options issued in 2023 and 2022 consisted of the following:

On May 26, 2022, the Company granted 8,660,000 stock options to employees. These options have a term of 10 years and are exercisable into shares of common stock at a price of $0.0983 per share.

As of March 31, 2023, 5,000,000 of the May 26, 2022 options as well as 285,000 options issued in 2021 have been forfeited. As of March 31, 2023, 2,759,167 options are exercisable.

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	4,005,000	$0.1501	630,000	$0.70

Granted	-	-	8,660,000	0.0983
Exercised	-	-	-	-
Forfeited	-	-	(5,285,000)	-
Expired	-	-	-	-
Ending balance	4,005,000	$0.1501	4,005,000	$0.1501
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	9.13		9.36

For the three months ended March 31, 2023 and 2022, the Company incurred stock-based compensation expense of $59,320 and $36,750, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Expected term	-	10
Expected volatility	-%	120%
Expected dividend yield	-	-
Risk-free interest rate	-%	2.74%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	16,750,000	$0.1689	-	$-

Granted	-	-	26,800,000	0.1689
Exercised	-	-	-	-
Forfeited	-	-	(10,050,000)	-
Vested	(3,350,000)	-	-	-
Ending balance	13,400,000	$0.1689	16,750,000	$0.1689

On December 30, 2022, the Company and BizSecure negotiated a settlement of all claims resulting from the Company’s inability to timely register the 13,200,000 shares of common stock issued February 12, 2022 and 10,050,000 RSUs that vested during 2022. As a result, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms and the Company will continue the process to get those RSUs registered for resale and re-negotiate the terms of the common shares to be issued to BizSecure. For the three months ended March 31, 2023, 3,350,000 RSUs vested. These shares were issued in April 2023.

For the three months ended March 31, 2023 and 2022, the Company amortized $565,815 and $0, of the contingent consideration to additional paid in capital, respectively for the RSUs.

NOTE 17: RELATED-PARTY TRANSACTIONS

In March 2022, the Company’s CEO cancelled 4,900 Series B Preferred shares and in September 2022, the Company’s CEO cancelled 45,000 Series B Preferred shares. These shares are the equivalent of 499,000,000 common shares. The cancellations were done for no consideration.

In May 2022, the Company’s CEO contributed $406,040 to pay for the purchase of the NFT that is reflected as a non-current asset on the Company’s consolidated balance sheet, as well as contributed 100 million BLOCKS valued at $500,000. In the three months ended March 31, 2023, the Company’s CEO contributed $50,000.

NOTE 18: COUNTRY RIGHTS OPTION

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

The following represents segment reporting for continuing operations only:

Three Months Ended March 31, 2022	Consumer		Commercial	Total
Segmented operating revenues		$838,606	$18,384	$856,990
Cost of revenues		423,155	14,835	437,990
Gross profit		415,451	3,549	419,000
Total operating expenses net of depreciation, amortization and impairment		9,386,370	458,059	9,844,429
Depreciation, amortization and impairment		46,053	1,093,676	1,139,729
Other expenses (income)		1,965,226	(2,608)	1,962,618
(Loss) from continuing operations		$(10,982,198)	$(1,545,578)	$(12,527,776)

Segmented assets as of March 31, 2022
Property and equipment, net		$359,106	$-	$359,106
Intangible assets	$		$2,799,564	$2,799,564
Intangible assets – digital assets		$32,064	$406,040	$438,104
Goodwill		$7,158,954	$-	$7,158,954
Capital expenditures		$8,510	$-	$8,510

Three Months Ended March 31, 2023	Consumer	Commercial	Total
Segmented operating revenues	$211,214	$191,610	$402,824
Cost of revenues	137,572	25,228	162,800
Gross profit	73,642	166,382	240,024
Total operating expenses net of depreciation, amortization and impairment	3,266,912	777,392	4,044,304
Depreciation, amortization and impairment	8,147	33,358	41,505
Other expenses (income)	746,662	614	747,276
(Loss) from continuing operations	$(3,948,079)	$(644,982)	$(4,593,061)

Segmented assets as of March 31, 2023
Property and equipment, net	$22,058	$-	$22,058
Intangible assets	$257,130	$509,167	$766,297
Intangible assets – digital assets	$4,279	$147,823	$152,102
Capital expenditures	$-	$-	$-

The HUMBL Financial sector as well as the operations of Tickeri are reflected in discontinued operations on the consolidated statement of operations for the three months ended March 31, 2023 and 2022.

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

NOTE 21: COMMITMENT

On December 12, 2022, the Company entered into an Equity Financing Agreement (“EFA”) and a Registration Rights Agreement (“Rights Agreement”) with GHS Investments, LLC (“GHS”). Pursuant to the EFA, the Company has the right, subject to certain conditions, to sell up to $20,000,000 in shares of its common stock to GHS. Pursuant to the Rights Agreement, the Company agreed to file a registration statement to register the common stock issuable under the EFA. Following the registration of the securities under the EFA, the Company has the right to cause GHS to purchase its common stock at 80% of the average of the three lowest closing trade prices in the previous 10 trading days by submitting a put notice to GHS. The Company may choose the dollar amount of each put notice; provided, however, the maximum dollar amount of any put cannot exceed 200% of the Company’s average daily trading volume in the previous 10 trading days. In addition, the amount of the put notice must not be less than $10,000 or greater than $500,000. The Company may only deliver one put notice to GHS in any given 10 trading day period. Following an uplist to Nasdaq or an equivalent national exchange, the conversion rate would increase from 80% to 90%. The amount of the Company’s shares owned by GHS cannot exceed 4.99% of the issue and outstanding shares of the Company’s common stock following the purchase by GHS of the Company’s shares under a put notice. The Company subsequently terminated the GHS EFA and Rights Agreement and entered into a new Equity Financing Agreement and Registration Rights Agreement described in Note 22 below.

NOTE 22: SUBSEQUENT EVENTS

Between April 1, 2023 and May 12, 2023, the Company issued 64,700,000 shares of common stock in conversion of 6,470 shares of Series B Preferred Stock.

On April 21, 2023, the Company sold 22,500,000 shares of common stock for $85,050.

On April 4, 2023, the Company received the second tranche of this note of $55,000, with a $5,000 original issue discount. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days. In addition, the Company was required to reserve with the transfer agent, the amount of common shares equal to three times the number of common shares needed to convert any of the outstanding amounts received.

On April 11, 2023, the Company exchanged 38,333,333 warrants for 76,666,666 shares of common stock for no consideration. The Company recognized a loss on the exchange equal to the value of the common shares of $287,500 ($0.00375 per share) which resulted in a loss of $172,500.

On April 10, 2023, the Company entered into a Promissory Note in the amount of $59,675, with a term of twelve months due April 10, 2024, and an original issue discount of $5,425. From the $54,250 in proceeds received, $4,250 was deducted to pay for legal and due diligence fees. The Company received net proceeds of $50,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. A one-time interest charge of $7,757 was added upon the issuance of the note. Beginning on May 30, 2023 and for the next nine months thereafter, the Company is required to make monthly amortization payments of $6,743.20. In addition, the Company was required to reserve with the transfer agent, 52,346,491 shares of common stock for this note.

In April 2023, a noteholder sold their remaining note to non-related third parties, and the balance of $838,586.71 was converted into 99,627,024 shares of common stock.

On April 21, 2023, the Company issued 3,350,000 shares of common stock for vested RSUs to BizSecure.

On April 28, 2023, $300,000 of a related party note was exchanged for 50,000,000 shares of common stock.

On April 28, 2023, we issued a convertible promissory note in the amount of $60,000, including a $5,000 original issue discount and a $5,000 interest charge. The Company received net proceeds of $50,000. The note is convertible at the lender’s option at $0.008 per share. After six months, the lender has the right to cause the Company to redeem the note. After receiving a redemption notice from the lender, the Company has the right to pay the redemption amount in cash or common stock. If we elect to pay in common stock, the conversion price will be 70% of lowest closing trade price of the common stock in the previous 20 trading days. The note may be prepaid at any time subject to a 15% premium.

On May 10, 2023, the Company issued a convertible promissory note in the amount of up to $800,000 to Pacific Lion LLC (“Pacific Lion”). The amount of the initial tranche funded under the note was $100,000. The lender has the right at its option to fu $700,000 under the note. The note bears interest at 6% per annum and is due on May 10, 2024. Upon completion of an uplisting to a senior stock exchange, the note will automatically convert into common stock at 80% of the uplisting offering price. In the event an uplisting does not occur by the maturity date or upon an event of default, the note will become convertible at 80% of the average of the closing trade prices during the five trading days preceding the date of conversion. The principal amount of the note may be prepaid at any time without penalty. The foregoing description of the note does not purport to be complete and is qualified in its entirety by reference to the note which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. In addition to the note, the Company also issued a Warrant to Purchase Shares of Common Stock to Pacific Lion on May 10, 2023. The warrant is exercisable for 500,000 shares for a period of five years at $0.10 per share. In the event that an uplisting to a senior stock exchange does not occur within nine months of the issuance date, the warrant will automatically be cancelled. The foregoing description of the warrant does not purport to be complete and is qualified in its entirety by reference to the warrant which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

On May 10, 2023, we entered into an Equity Financing Agreement (“EFA”) and a Registration Rights Agreement (“Rights Agreement”) with Pacific Lion. Pursuant to the EFA, the Company has the right, subject to certain conditions, to sell up to $20,000,000 in shares of its common stock to Pacific Lion. Pursuant to the Rights Agreement, HUMBL agreed to file a registration statement to register the common stock issuable under the EFA. Following the registration of the securities under the EFA, HUMBL has the right to cause Pacific Lion to purchase its common stock at 85% of the lowest closing trade price in the previous 10 trading days by submitting a put notice to Pacific Lion. HUMBL may choose the dollar amount of each put notice; provided, however, the maximum dollar amount of any put cannot exceed 150% of HUMBL’s average daily trading volume in the previous 10 trading days. In addition, the amount of the put notice must not be less than $10,000 or greater than $200,000, unless otherwise agreed to by the parties. HUMBL may only deliver one put notice to Pacific Lion in any given 10 trading day period. Following an uplist to Nasdaq, NYSE or an equivalent national exchange, the conversion rate would increase from 85% to 90%. The amount of HUMBL shares owned by Pacific Lion cannot exceed 4.99% of the issue and outstanding shares of HUMBL common stock following the purchase by Pacific Lion of HUMBL shares under a put notice. The foregoing description of the EFA and Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the EFA which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and the Rights Agreement which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our executive offices are located at 600 B Street, Suite 300, San Diego, California 92101, telephone (786) 738-9012. Our corporate website address is www.humbl.com.

Overview

HUMBL, Inc. (“Company” or “HUMBL”) was incorporated in the state of Oklahoma on November 12, 2009. The Company was redomiciled on November 30, 2020 to the state of Delaware.

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

On June 3, 2021 we acquired Tickeri, Inc. (“Tickeri”) in a debt and stock transaction totaling $20,000,000 following which Tickeri became a subsidiary of HUMBL. On January 31, 2023, the Company sold Tickeri back to the former owners and reflected the loss on disposal in the Consolidated Statement of Operations. For the full description of these transactions, refer to the Form 10-K filed April 6, 2023.

On June 30, 2021, we acquired Monster Creative, LLC (“Monster”). Monster is a Hollywood production studio that specializes in producing movie trailers and other related content. As part of the acquisition we entered into certain debt instruments with the founders of Monster that are in default as they were due December 31, 2022. For the full description of this transaction, refer to the Form 10-K filed April 6, 2023.

On February 12, 2022, the Company entered into an asset purchase agreement with BizSecure, Inc. (“BizSecure”). The Company determined this was an acquisition of a business pursuant to the guidance provided in both ASC 805 and Rule 11-01(d) of Regulation S-X. BizSecure is not considered a significant subsidiary under Regulation S-X Rule 1-02(w). The Company acquired a customer relationship with the US Air Force and BizSecure’s Mobile ID technology. The Company had issued 13,200,000 common shares and 26,800,000 restricted stock units (“RSUs”) that vest quarterly commencing April 1, 2022 for a period of two years as part of this acquisition. On December 30, 2022, as a result of the Company’s failure to timely register the 13,200,000 shares of common stock issued February 12, 2022 BizSecure requested the cancellation of such shares and the 10,050,000 RSUs that vested during 2022. Pursuant to BizSecure’s request, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms. There is no requirement for the Company to cease using the intellectual property received in the February 12, 2022 transaction. For the full description of this transaction, refer to the Form 10-K filed April 6, 2023.

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

On November 2, 2022, the Company acquired BM Authentics (“BM”), a provider of sports merchandise ranging from autographed jerseys, bats, balls, helmets, and photos for $110,000 in cash and 90,000,000 shares of common stock. These shares were issued on January 10, 2023.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth the summary operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Revenues	$402,824	$856,990
Cost of Revenues	$162,800	$437,990
Gross Profit	$240,024	$419,000
Development Costs	$66,845	$1,263,992
Professional Fees	$409,837	$919,822
Settlement	$-	$1,120,400
Stock-based compensation	$2,531,519	$4,074,497
Impairment – intangible assets including goodwill	$-	$1,008,642
Impairment – digital assets	$1,995	$45,318
General and Administrative Expenses	$1,075,613	$2,551,487
Interest Expense	$(272,187)	$(401,272)
Amortization of Debt Discounts	$(12,408)	$(1,590,897)
Change in fair value of derivative liabilities	$35,253	$-
Derivative expense	$(70,218)	$-
Gain on Sale of Digital Assets	$24	$29,551
Loss on conversion of convertible notes payable	$(427,740)	$-
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(4,593,061)	$(12,527,776)

Revenues

Revenues for the three months ended March 31, 2023 were $402,824 as compared to $856,990 for the three months ended March 31, 2022, a decrease of $454,166. The decrease was due in large part to the reduction of production revenue from Monster offset by the sales of merchandise from our marketplace which included items form BM Authentics.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended March 31, 2023 were $162,800 as compared to $437,990 for the three months ended March 31, 2022, a decrease of $275,190. The decrease was primarily due to the direct labor attributable to Monster from the reduction in personnel and increases in our marketplace for BM Authentics. Our gross profit was reduced by 43% from 2022 to 2023 as a result of the above changes.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $4,085,809 as compared to $10,984,158 for the three months ended March 31, 2022, a decrease of $6,898,349. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Approximately 65% of our operating expenses relate to non-cash charges in 2023 and these charges comprise of approximately $2,600,000. Our non-cash charges have already declined from levels in 2022 as our stock-based compensation will be reduced and we have already impaired most of our intangible assets and all of our goodwill.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the three months ended March 31, 2023 were $66,845 compared with $1,263,992 for the three months ended March 31, 2022. The increase of development costs related to the roll out of various projects such as the HUMBL Wallet and Social.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended March 31, 2023 were $409,837 compared to $919,822 for the three months ended March 31, 2022. The decrease in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2022 versus 2023. We expect that these costs will continue decreasing during 2023.

Settlement

The Company incurred $1,120,400 in settlement expenses which are included in our operating expenses for the three months ended March 31, 2022 related to agreements with individuals for liabilities incurred. We incurred no settlement expenses for the three months ended March 31, 2023.

Stock-Based Compensation

The Company incurred $2,531,519 in stock-based compensation expenses for the three months ended March 31, 2023 compared to $4,074,497 for the three months ended March 31, 2022 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Intangible Assets including Goodwill and Digital Assets

The Company incurred $1,008,784 in non-cash charges related to impairment of intangible assets including goodwill in 2022, and $1,995 and $45,318 in impairment of our digital assets in the three months ended March 31, 2023 and 2022. The intangible asset impairment relates to the impairment on the goodwill incurred in the Ixaya acquisition. The impairment of the digital assets was based on the valuation changes in the digital assets we hold.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 were $1,075,613 compared with $2,551,487 for the three months ended March 31, 2022. The decrease in general and administrative expenses of $1,475,874 is related to the following approximate reductions in expenses as follows: advertising and business development expenses ($140,000), travel and conferences ($185,000), penalties ($400,000), salaries ($500,000), recruitment ($54,000), insurance ($25,000), amortization and depreciation expenses ($41,000), and all other general and administrative costs (approximately $130,000).

Other Income (Expense)

In the three months ended March 31, 2023 we incurred $747,276 in other expenses, compared to $1,962,618 in other expenses in the three months ended March 31, 2022, a decrease of $1,215,342. The other expenses relate to amortization of discounts of $12,408 and $1,590,897, respectively for the 2023 and 2022 periods, as well as interest expense of $272,187 and $401,272, respectively. Gain on sale of digital assets of $24 and $29,551, and a loss on conversion of convertible notes payable of $427,740 and $0 for 2023 and 2022, respectively. In 2023, we had $70,218 in derivative expenses and a change in the fair value of derivative liabilities of $35,253 related to convertible notes entered into during this period. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the three months ended March 31, 2023 was ($4,593,061) as compared to a net loss of ($12,527,776) for the three months ended March 31, 2022. The $7,934,715 decrease in the net loss was due to the changes noted herein.

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

The following represents segment reporting for continuing operations only:

Three Months Ended March 31, 2022	Consumer	Commercial	Total
Segmented operating revenues	$838,606	$18,384	$856,990
Cost of revenues	423,155	14,835	437,990
Gross profit	415,451	3,549	419,000
Total operating expenses net of depreciation, amortization and impairment	9,386,370	458,059	9,844,429
Depreciation, amortization and impairment	46,053	1,093,676	1,139,729
Other expenses (income)	1,965,226	(2,608)	1,962,618
(Loss) from continuing operations	$(10,982,198)	$(1,545,578)	$(12,527,776)

Segmented assets as of March 31, 2022
Property and equipment, net	$359,106	$-	$359,106
Intangible assets		$2,799,564	$2,799,564
Intangible assets – digital assets	$32,064	$406,040	$438,104
Goodwill	$7,158,954	$-	$7,158,954
Capital expenditures	$8,510	$-	$8,510

Three Months Ended March 31, 2023	Consumer	Commercial	Total
Segmented operating revenues	$211,214	$191,610	$402,824
Cost of revenues	137,572	25,228	162,800
Gross profit	73,642	166,382	240,024
Total operating expenses net of depreciation, amortization and impairment	3,266,912	777,392	4,044,304
Depreciation, amortization and impairment	8,147	33,358	41,505
Other expenses (income)	746,662	614	747,276
(Loss) from continuing operations	$(3,948,079)	$(644,982)	$(4,593,061)

Segmented assets as of March 31, 2023
Property and equipment, net	$22,058	$-	$22.058
Intangible assets	$257,130	$509,167	$766,297
Intangible assets – digital assets	$4,279	$147,823	$152,102
Capital expenditures	$-	$-	$-

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

During the past two years, we devoted a substantial amount of capital to build out our platform and as a result our working capital deficit and accumulated deficit have increased significantly. In addition, we have incurred significant debt from both unrelated and related parties to assist in supporting our operations.

As of March 31, 2023, we had $301,050 in cash. During the last two years we have built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a very minimal impact on the Company’s operations.

We had a working capital deficit of $11,719,183 and $27,408,687 as of March 31, 2023 and December 31, 2022, respectively. The majority of our current liabilities is in the form of related party notes. The decrease in working capital is the direct result of these notes as well as the debt incurred related to the cash necessary to continue the development of our mobile wallet. A majority of the Company’s operating expenses in the past two years were the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $386,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the three months ended March 31, 2023 received net proceeds of $791,841 from various debt financings, and has received $50,000 as a contribution from our CEO. In the three months ended March 31, 2022, the Company received $2,000,000 in warrant exercises and $4,500,837 in related party debt proceeds, however, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2023, the Company sold 22,500,000 shares of common stock for $85,050. On May 12, 2023, Company issued, along with a Convertible Promissory Note, a Warrant to Purchase Shares of Common Stock to Pacific Lion, LLC. The Company received $100,000 in connection with the sale of the note and the warrant. The proceeds from the foregoing sales of equity securities will be used for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Convertible Promissory Note dated May 10, 2023				Filed
10.2	Warrant to Purchase Shares of Common Stock dated May 10, 2023				Filed
10.3	Equity Financing Agreement dated May 10, 2023				Filed
10.4	Registration Rights Agreement dated May 10, 2023				Filed
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish to the SEC a copy of any omitted schedule and/or exhibit upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

HUMBL, Inc.

Date: May 15, 2023	By:	/s/ BRIAN FOOTE
Brian Foote
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

