Form 10-Q
period 2023-06-30
HUMBL, INC.
filed 2023-08-14
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File No. 000-31267

HUMBL, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	27-1296318
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

101 W. Broadway, Suite 1450, San Diego, CA 92101

(Address of principal executive offices) (Zip Code)

(786) 738-9012

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	HMBL	OTC Pink

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

There were 5,215,953,617 shares of the Registrant’s $0.00001 par value common stock outstanding as of August 14, 2023.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

HUMBL, INC
CONDENSED CONSOLIDATED BALANCE SHEETS (IN US$)
JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	JUNE 30,	DECEMBER 31,
	2023	2022
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$74,859	$483,251
Assets related to user cryptocurrencies safeguarding obligation	169,900	665,738
Accounts receivable	143,996	73,974
Inventory	1,001,793	1,038,816
Intangible assets - digital assets, current portion	-	6,609
Prepaid expenses and other current assets	14,782	22,719
Current assets of discontinued operations	-	559,202

Total Current Assets	1,405,330	2,850,309

Non-Current Assets:
Fixed assets, net of depreciation	16,537	20,549
Intangible assets, net of amortization	729,212	803,380
Intangible assets - digital assets, net of current portion	-	147,823
Non-current assets of discontinued operations	-	3,936

Total Non-Current Assets	745,749	975,688

TOTAL ASSETS	$2,151,079	$3,825,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,611,769	$3,805,410
Obligation to issue common shares	-	903,936
User cryptocurrencies safeguarding obligation	169,900	665,738
Contingent consideration	1,697,445	2,829,075
Derivative liabilities	315,984	-
Current portion of notes payable - bank	4,976	4,380
Current portion of notes payable	32,853	440,000
Current portion of notes payable - related parties	259,964	10,341,320
Current portion of convertible notes payable - related parties	2,308,830	7,500,000
Current portion of convertible notes payable, net of discount	1,794,845	2,636,411
Current liabilities of discontinued operations	-	1,132,726

Total Current Liabilities	8,196,566	30,258,996

Long-Term Liabilities:
Notes payable - bank, net of current portion	4,975	6,569
Notes payable related parties, net of current portion	6,150,000	8,700,000
Notes payable, net of current portion	1,675,000	-
Non-current liabilities of discontinued operations	-	150,000

Total Long-Term Liabilities	7,829,975	8,856,569

Total Liabilities	16,026,541	39,115,565

Commitments and contingency

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, and 570,000 Series B Preferred stock authorized (Series C Preferred stock was cancelled October 29, 2021)	-	-

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 390,380 and 416,159 shares issued and outstanding, respectively	4	4
Common stock, par value, $0.00001, 7,450,000,000 and 7,450,000,000 shares authorized, 4,107,673,205 and 2,182,343,775 issued and outstanding, respectively	41,077	21,823
Additional paid in capital	78,477,457	63,887,828
Accumulated deficit	(92,341,638)	(99,218,747)
Accumulated other comprehensive income (loss)	(52,432)	19,454

Total Stockholders’ Deficit	(13,875,462)	(35,289,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,151,079	$3,825,997

The accompanying notes are an integral part of these financial statements.

HUMBL, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)
SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2023	2022	2023	2022

REVENUES	$489,466	$85,003	$218,781	$54,914

COST OF REVENUES	219,641	37,700	96,252	22,181

GROSS PROFIT	269,825	47,303	122,529	32,733

OPERATING EXPENSES
Development costs	161,980	2,075,403	95,135	811,411
Professional fees	775,024	1,611,598	368,433	693,904
Settlement	-	1,120,400	-	-
Impairment - intangible assets including goodwill	-	1,008,642	-	-
Impairment - digital assets	151,409	1,211,882	149,414	1,166,564
General and administrative expenses	5,630,738	11,422,156	2,273,677	5,004,800

Total Operating Expenses	6,719,151	18,450,081	2,886,659	7,676,679

OPERATING LOSS	(6,449,326)	(18,402,778)	(2,764,130)	(7,643,946)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(513,585)	(779,790)	(243,974)	(383,401)
Amortization of debt discounts	(29,101)	(1,656,267)	(16,693)	(65,370)
Gain on sale of digital assets	24	95,794	-	66,243
Change in fair value of derivative liability	40,193	-	4,940	-
Derivative expense	(79,351)	-	(9,133)	-
Gan on conversion of convertible notes payable	371,833	-	799,573	-

Total Non-Operating Income (Expenses)	(209,987)	(2,340,263)	534,713	(382,528)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(6,659,313)	(20,743,041)	(2,229,417)	(8,026,474)

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	(149,223)	334,286	95,094	83,064
Gain on disposal of discontinued operations	13,685,645	-	2,108,398	-
Total discontinued operations	13,536,422	334,286	2,203,492	83,064

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	6,877,109	(20,408,755)	(25,925)	(7,943,410)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$6,877,109	$(20,408,755)	$(25,925)	$(7,943,410)

Other comprehensive income (loss)
Foreign currency translations adjustment	(71,886)	1,911	(17,078)	(1,131)
Comprehensive income (loss)	$6,805,223	$(20,406,844)	$(43,003)	$(7,944,541)

Net income (loss) per share - basic
Continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.01)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share - basic	$0.00	$(0.02)	$(0.00)	$(0.01)

Net income (loss) per share - diluted
Continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.01)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share - diluted	$0.00	$(0.02)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	3,080,423,320	1,324,745,508	3,690,554,260	1,471,059,609

Weighted average common shares outstanding - diluted	6,966,503,147	1,324,745,508	1,471,059,609	1,471,059,609

The accompanying notes are an integral part of these financial statements.

HUMBL, INC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

								Accumulated
	Series A		Series B				Additional	Other
	Preferred		Preferred		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2022	7,000,000	$70	544,759	$5	1,023,039,433	$10,230	$34,182,004	$-	$(50,650,809)	$(16,458,500)

Stock issued for:
Cancellation of shares	-	-	-	-	(825,000)	(9)	(187,241)	-	-	(187,250)
Settlement	-	-	-	-	4,000,000	40	1,120,360	-	-	1,120,400
Services	-	-	-	-	675,000	7	190,586	-	-	190,593
Acquisition - Ixaya	-	-	-	-	8,962,036	90	1,499,910	-	-	1,500,000
Acquisition - BizSecure	-	-	-	-	13,200,000	132	2,229,348	-	-	2,229,480
Exercise of warrants	-	-	-	-	10,000,000	100	1,999,900	-	-	2,000,000
Exchange of notes payable and accrued interest	-	-	-	-	37,374,170	374	3,176,430	-	-	3,176,804
Conversion of Series B Preferred to common shares	-	-	(22,064)	-	220,640,000	2,206	(2,206)	-	-	-
Shares canceled for no consideration	-	-	(4,900)	-	-	-	-	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	3,270,349	-	-	3,270,349
Stock-based compensation - options	-	-	-	-	-	-	36,750	-	-	36,750
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,440,464	-	-	1,440,464
Change in comprehensive income (loss)	-	-	-	-	-	-	-	3,042	-	3,042
Net loss for the period	-	-	-	-	-	-	-	-	(12,465,345)	(12,465,345)

Balance - March 31, 2022	7,000,000	$70	517,795	$5	1,317,065,639	$13,170	$48,956,654	$3,042	$(63,116,154)	$(14,143,213)

Stock issued for:
Services	-	-	-	-	198,750	2	34,704	-	-	34,706
Conversion of Series B Preferred to common shares	-	-	(22,451)	-	224,510,000	2,245	(2,245)			-
Contribution of capital - NFT	-	-	-	-	-	-	406,040	-	-	406,040
Contribution of capital - digital assets	-	-	-	-	-	-	500,000	-	-	500,000
Stock-based compensation - warrants	-	-	-	-	-	-	1,251,633	-	-	1,251,633
Stock-based compensation - options	-	-	-	-	-	-	208,460	-	-	208,460
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,216,115	-	-	1,216,115
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income (loss)	-	-	-	-	-	-	-	(1,131)	-	(1,131)
Net income (loss) for the period	-	-	-	-	-	-	-	-	(7,943,410)	(7,943,410)

Balance - June 30, 2022	7,000,000	$70	495,344	$5	1,541,774,389	$15,417	$53,137,176	$1,911	$(71,059,564)	$(17,904,985)

Balance - January 1, 2023	7,000,000	$70	416,159	$4	2,182,343,775	$21,823	$63,887,828	$19,454	$(99,218,747)	$(35,289,568)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	40,418,750	404	383,532	-	-	383,936
Acquisition - BM Authentics (to settle obligation to issue common shares)	-	-	-	-	90,000,000	900	899,100	-	-	900,000
Settlement of Tickeri sale	-	-	-	-	5,433,656	54	47,762	-	-	47,816
Conversion of convertible notes	-	-	-	-	527,274,658	5,273	4,849,868	-	-	4,855,141
Conversion of Series B Preferred to common shares	-	-	(15,984)	-	159,840,000	1,599	(1,599)	-	-	-
Contribution of capital	-	-	-	-	-	-	50,000	-	-	50,000
BCF discount recorded on convertible notes	-	-	-	-	-	-	-	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	59,320	-	-	59,320
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,135,579	-	-	1,135,579
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	(54,808)	-	(54,808)
Net income for the period	-	-	-	-	-	-	-	-	6,903,034	6,903,034

Balance - March 31, 2023	7,000,000	$70	400,175	$4	3,005,310,839	$30,053	$72,833,825	$(35,354)	$(92,315,713)	$(19,487,115)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	76,916,666	769	461,156	-	-	461,925
Cash	-	-	-	-	147,500,000	1,475	358,575	-	-	360,050
Vested RSUs	-	-	-	-	3,350,000	34	(34)	-	-	-
Conversion of convertible notes	-	-	-	-	776,645,700	7,766	3,211,917	-	-	3,219,683
Conversion of Series B Preferred to common shares	-	-	(9,795)	-	97,950,000	980	(980)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	958,765	-	-	958,765
Stock-based compensation - options	-	-	-	-	-	-	51,543	-	-	51,543
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	36,875	-	-	36,875
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	(17,078)	-	(17,078)
Net loss for the period	-	-	-	-	-	-	-	-	(25,925)	(25,925)

Balance - June 30, 2023	7,000,000	$70	390,380	$4	4,107,673,205	$41,077	$78,477,457	$(52,432)	$(92,341,638)	$(13,875,462)

The accompanying notes are an integral part of these financial statements.

HUMBL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERTING ACTIVIITES FROM CONTINUING OPERATIONS
Net income (loss)	$6,877,109	$(20,408,755)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	4,012	12,175
Amortization	74,168	275,414
Impairment expense - intangible assets including goodwill	-	1,008,642
Impairment expense - digital assets	151,409	1,211,882
(Gain) on sale of digital assets	(24)	(95,794)
Gain on conversion of convertible notes payable	(371,833)	-
Expenses paid for by digital assets	359	131,489
Fee added to convertible notes	12,757	9,000
Sales commission received in digital assets	-	(1,410)
Amortization of debt discounts	29,101	1,656,267
Foreign currency adjustment	(71,886)	1,911
Stock-based compensation	4,040,627	6,795,647
Gain on disposal of Tickeri	(11,577,247)	-
Gain on disposal of Monster	(2,108,398)	-
Derivative expense	79,351	-
Change in fair value of derivative liability	(40,193)	-
Settlement	-	1,120,400

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(70,022)	12,189
Intangible assets - digital assets	-	(983,890)
Inventory	37,023	-
Prepaid expenses and other assets	7,937	10,217
Accounts payable and accrued expenses	453,000	1,844,792
Total adjustments	(9,349,859)	13,008,931

Net cash used in operating activities of continuing operations	(2,472,750)	(7,399,824)
Net cash provided by (used in) operating activities of discontinued operations	341,091	(405,462)
Net cash used in operating activities	(2,131,659)	(7,805,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,510)
Purchase of intangible assets	-	(275,020)
Purchase of digital asset (non-fungible token)	-	(406,040)
Cash paid in purchase of Ixaya, net of amounts received	-	(148,675)
Net cash used in investing activities	-	(838,245)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the exercise of warrants	-	2,000,000
Proceeds from related party notes payable	701,644	4,502,645
Payments of notes payable - bank	(998)	-
Payments of notes payable	(477,429)	(804)
Contribution of capital CEO	50,000	406,040
Proceeds from notes payable	50,000	-
Proceeds from convertible notes payable	1,040,000	-
Proceeds from issuance of common stock for cash	360,050	-
Net cash provided by financing activities	1,723,267	6,907,881

NET (DECREASE) IN CASH AND RESTRICTED CASH	(408,392)	(1,735,650)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	483,251	2,845,741

CASH AND RESTRICTED CASH - END OF PERIOD	$74,859	$1,110,091

CASH PAID DURING THE PERIOD FOR:
Interest expense	$990	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Assets and liabilities disposed for cancellation of debt in Tickeri transaction	$11,496,095	$-
Assets and liabilities disposed for cancellation of debt and shares issued in Monster transaction	$1,848,459	$-
Conversion of preferred stock into common stock	$2,579	$4,451
Conversion of obligation to issue common stock into common stock	$903,936	$449,950
Conversion of convertible notes payable and accrued interest to common stock	$8,446,655	$-
Exchange of convertible notes payable and accrued interest into common stock	$-	$3,176,805
Contribution of digital assets by CEO	$-	$500,000
Shares issued for vested RSUs	$34	$-
Settlement of accounts payable for digital assets	$2,688	$-
Reclassification of fixed assets to assets held for sale	$-	$328,222
Vesting of contingent consideration	$1,131,630	$-
Reclassification of convertible notes payable to derivative liability	$356,177	$-

Acquisition of Ixaya:
Accounts receivable	$-	$24,446
Goodwill	-	1,008,642
Intellectual property - software	-	650,000
Accounts payable and accrued expenses	-	(10,700)
Note payable - bank	-	(13,879)
Related party advances	-	(9,834)
	-	1,648,675
Common shares issued	-	(1,500,000)
Net cash paid in acquisition of Ixaya	$-	$148,675

Acquisition of BizSecure:
Customer relationship	$-	$275,000
Intellectual property - software	-	2,500,000
Goodwill	-	3,981,000
	-	6,756,000
Common shares issued	-	(2,229,480)
Contingent consideration	-	(4,526,520)
Net cash paid in acquisition of BizSecure	$-	$-

The accompanying notes are an integral part of these financial statements.

HUMBL, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN US$) (UNAUDITED)

JUNE 30, 2023 AND 2022

NOTE 1: NATURE OF OPERATIONS

HUMBL, Inc. (“Company” or “HUMBL”) was incorporated in the state of Oklahoma on November 12, 2009. The Company was redomiciled on November 30, 2020 to the state of Delaware.

On December 3, 2020, HUMBL, LLC (“HUMBL LLC”) merged into the Company in what is accounted for as a reverse merger. Under the terms of the Merger Agreement, HUMBL LLC exchanged 100% of their membership interests for 552,029 shares of newly created Series B Preferred Stock. The Series B Preferred shares were issued to the respective members of HUMBL LLC following the approval by FINRA of a one-for-four reverse stock split of the common shares and the increase in the authorized common shares to 7,450,000,000 shares, and 10,000,000 preferred shares. On July 27, 2023, the Company increased their authorized common stock to 12,500,000,000 shares.

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

On June 30, 2021, we acquired Monster Creative, LLC (“Monster”). Monster is a Hollywood production studio that specializes in producing movie trailers and other related content. As part of the acquisition we entered into certain debt instruments with the founders of Monster that are in default as they were due December 31, 2022. Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for the six months ended June 30, 2023 and 2022 are reflected in discontinued operations, and the result of the disposal of Monster is reflected as a loss on disposal in the consolidated statements of operations. For the full description of Monster, refer to the Form 10-K filed April 6, 2023.

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

On November 15, 2022 we entered into a Settlement Agreement and Mutual Release of Claims (the “Release Agreement”) with Forwardly, Inc. (“Forwardly”) under which we agreed to pay Forwardly $2,200,000 in five equal monthly payments of $440,000 commencing November 15, 2022 and ending March 15, 2023. The Company and Forwardly, amended the terms of the payments whereby the Company paid the January and February 2023 payments in December 2022, and Forwardly agreed to extend the last payment to June 15, 2023. The payment is being made in connection with a warrant (the “Warrant”) that Forwardly purchased from us for $200,000 in 2020 that provided for the purchase of up to 125 million shares of our common stock of which Forwardly purchased 10 million shares for $2,000,000 in 2021. Forwardly retained the 10 million shares under the Warrant in lieu of interest on the $2,000,000 it paid to exercise that number of our shares of common stock under the Warrant. Upon payment of the last $440,000, the remaining 115,000,000 warrants were cancelled.

On May 10, 2023, we entered into an Equity Financing Agreement (the “EFA”) and a Registration Rights Agreement (“Rights Agreement”) with Pacific Lion. Although we are not mandated to sell shares under the EFA, the EFA gives us the option to sell to Pacific Lion up to $20,000,000 worth of our common stock over the period beginning on May 10, 2023, the execution date of the EFA, and ending on September 30, 2024. All such sales of common stock to be made under the EFA to Pacific Lion shall be referred to in this prospectus as the “Equity Line”.

On May 10, 2023, we also entered into the Rights Agreement with Pacific Lion whereby we are obligated to (i) file a registration statement (the “Registration Statement”) to register all shares of common stock to be sold to Pacific Lion under the Equity Line with the Commission; and (ii) use our best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date.

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the EFA, the Company shall have the discretion to deliver put notices to Pacific Lion and Pacific Lion will be obligated to purchase shares of the Company’s Common Stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to Pacific Lion in each put notice may not exceed 150% of the average daily share volume of the Common Stock in the five (5) trading days immediately preceding the put notice, and may not be less than an aggregate value of $25,000 or greater than an aggregate value of $200,000, unless such limits are waived by Pacific Lion. Pursuant to the EFA, Pacific Lion and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to Pacific Lion that would result in Pacific Lion’ beneficial ownership of the Company’s outstanding Common Stock exceeding 4.99%. The price of each put share will be equal to eighty-five percent (85%) of the Market Price (as defined in the EFA). Following an up-list to the NASDAQ, NYSE or an equivalent national exchange by the Company, the per-share purchase price under the EFA will change to ninety percent (90%) of the Market Price, subject to a floor agreed upon by the parties at the time of the up-list, below which the Company may not deliver a put notice. Put notices may be delivered by the Company to Pacific Lion until the earlier of (i) the date on which Pacific Lion has purchased an aggregate of $20,000,000 worth of Common Stock under the terms of the EFA; (ii) the period beginning on the execution date of the EFA and ending on September 30, 2024; or (iii) written notice of termination delivered by the Company to Pacific Lion, subject to certain equity conditions set forth in the EFA.

Beginning on May 15, 2023 and ending on May 17, 2023, we entered into Securities Purchase Agreements with five different investors (the “Purchase Agreements”). Pursuant to the Purchase Agreements, we sold 125,000,000 shares of our common stock (the “Shares”) and warrants to purchase 125,000,000 shares of our common stock (the “Warrants”) for a total purchase price of $275,000. The Warrants are exercisable for a period of five years, have a cashless exercise provision and have an exercise price of $0.005 per share. Pursuant to the Purchase Agreement, we agreed to register the Shares in a Registration Statement.

On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023.

On June 1, 2023, the Company amended their Certificate of Incorporation to amend the conversion terms of their Series B Preferred Stock as follows: (a) for the period beginning June 1, 2023 and ending on September 30, 2023, A Series B holder shall not have the right, whether by election, operation of law, or otherwise, to convert any shares of Series B Preferred Stock into common stock; (b) for each calendar month beginning October 2023 through June 2024, A Series B holder shall not have the right, whether by election operation of law or otherwise, to convert into common stock more than 500 shares of Series B Preferred Stock per month; and (c) for each calendar month beginning July 2024 through December 2024, A Series B holder shall not have the right, whether by election operation of law or otherwise, to convert into common stock more than 1,000 shares of Series B Preferred Stock per month.

On July 19, 2023, we entered into a Settlement Agreement (the “Settlement Agreement”) with BizSecure, Inc. (“BizSecure”). On February 12, 2022, we purchased substantially all of BizSecure’s assets pursuant to an Asset Purchase Agreement (the “APA”). Under the APA, we were obligated to register a certain number of shares for BizSecure with the Commission within 90 days. We failed to timely register those shares. Pursuant to the Settlement Agreement, BizSecure agreed to release its claims against us for failing to timely register the shares as well as all other claims it may have against us arising in connection with the APA. In exchange we agreed to issue 127,000,000 shares of our common stock to BizSecure, register those shares in a Registration Statement, and release any claims we may have against BizSecure in connection with the APA.

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

The Company is organized into two divisions: a) HUMBL Consumer and b) HUMBL Commercial (HBS). These two divisions incorporate and expand the Company’s core products and services. The majority of the Company’s operations prior to 2022 were focused on the Consumer division.

HUMBL – A Verified Commerce Platform

HUMBL delivers a digital wallet and website as our core services. HUMBL provides customers with the ability to connect with consumers and merchants that have all been fully verified.

1.	HUMBL Wallet
2.	HUMBL.com - Website
3.	HUMBL Commercial Services

HUMBL Wallet

The HUMBL Wallet is a 4.9 star application that is available for download on major app stores. The HUMBL Wallet is the centerpiece of the consumer experience on the HUMBL platform. The HUMBL Wallet consolidates a variety of services for customers in one place and helps us to verify customers and merchants.

-	Search Engine
-	Social Media
-	Marketplace
-	Digital Payments

The HUMBL Wallet is self-custodied by the individual; ensuring that the user has full control over their online identity, digital assets and private keys.

The HUMBL Wallet is also connected to the BLOCKS Registry, a product registry that allows customers to authenticate and track physical and digital items.

HUMBL Wallet customers have the obligation to perform their own tax record keeping; as well as backup of their private keys, to ensure the recoverability, data security and storage of their digital assets.

The HUMBL Wallet is equipped with 2-factor authentication; as well as biometric security features, which are handled by the handset and its manufacturer. We do not store or have access to any biometric information related to our verified users.

The HUMBL Wallet uses SumSub, a third-party service provider, to perform know-your-customer/know-your-business services and authenticate customers. We do not capture or store consumers’ information on our servers, except for their corresponding name, wallet address and email address for basic communications with the verified user. We do not resell our customers data.

The HUMBL Wallet is available in over 130 countries and is not available in any OFAC Countries. The HUMBL Wallet no longer allows customers to buy, sell or swap digital assets.

HUMBL Website

i. HUMBL Search Engine

The HUMBL Search Engine is available via the HUMBL Wallet and the HUMBL website. The HUMBL Search Engine allows customers to search for articles, news, images, videos and more. The search engine also serves as a discovery layer for consumers to search for verified merchandise and tickets.

ii. HUMBL Tickets

Primary - HUMBL is now the Official Technology Platform of the Arena Football League (AFL) through the 2028 season, and will be offering AFL tickets for sale, along with other major arena ticketing partners such as Ticketmaster and Seat Geek.

Secondary - HUMBL Tickets offers secondary (resale) tickets to thousands of live events across North America. HUMBL Tickets inventory listings and ticket fulfillment are provided by Ticket Evolution and we earn a commission for each sale through our website.

The ticketing content provided on HUMBL Tickets spans across major live music, sports, festivals, and events in multiple countries. HUMBL Tickets advertises its services primarily across social media, including its own HUMBL Social platform.

iii. HUMBL Marketplace

The HUMBL Marketplace was designed to pair authenticated buyers and sellers in verified, digital commerce. The HUMBL Marketplace currently works with clients such as professional athletes, brands, and marketing and talent agencies, to provide sports merchandise ranging from autographed jerseys, bats, balls, helmets, photos, and more.

The HUMBL Marketplace mitigates forgeries by pairing physical merchandise with digital certificates of registration. Merchandise is made available on the HUMBL platform and is verified, registered, and cataloged on the blockchain.

We are a software platform and do not act as a broker, financial institution, or creditor for digital collectibles. We facilitate transactions between the buyer and seller in the auction/sale process, but we are not a party to any agreement between the buyer and seller or between any users.

We previously offered an NFT marketplace and in an effort to ensure compliance with applicable regulations, we have terminated its use. HUMBL customers may no longer buy or sell NFTs on our platform.

iv. HUMBL Social Media

HUMBL Social is one of the world’s first user-verified social media platforms. The social media platform is available via web browser and the HUMBL Wallet. The goal of HUMBL Social is to provide real people, real profiles, and real merchants with a place to connect on the worldwide web. HUMBL Social supports only verified user profiles, to ensure authenticity of the platform and enhance consumer protection.

v. HUMBL Metaverse Stores

In addition to traditional marketplace listings, HUMBL has also created metaverse stores. Our first metaverse store was created for Major League Baseball (MLB) player Ke’Bryan Hayes and his father Charlie Hayes, a retired Major League Baseball player. The brand metaverse store is called the “House of Hayes” and supports the development of an immersive player experience, in which customers can navigate a simulated environment of historical artwork and current digital collectibles. Custom artwork was provided by Topps “Sports Artist of the Year” Lauren Taylor, in the form of digital collectibles that rotated on screens throughout the environment. Endorsement sporting goods brands of Ke’Bryan Hayes, such as Wilson, Franklin, and Old Hickory, also supported product placement and sell-through environments for products such as authentic baseball bats and gloves. An immersive Wilson Amphitheatre was also created for multimedia press conferences or media interactions with Ke’Bryan Hayes’ avatar.

HUMBL - Commercial Division (HBS)

Our digital wallet and website can also be used as a white label or “Powered by HUMBL” solution for commercial clients.

-	Government - HUMBL is one of the first government-approved digital wallets in the State of California. We are currently in the middle of rolling out a pilot program with the County of Santa Cruz, CA, that will deliver a digital wallet for Santa Cruz County citizens to help them interact more effectively with County government in areas of record keeping such as applications, permits and licensing.

-	Sports Leagues and Arenas - HUMBL is the “Official Technology Platform” of the Arena Football League (AFL) through the 2028 season. HUMBL will be providing a digital wallet, website and ticketing services for all 16 teams of this sports league, alongside other major ticketing providers such as Ticketmaster and Seat Geek.

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

As of June 30, 2023, we had $74,859 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $6,791,236 and $27,408,687 as of June 30, 2023 and December 31, 2022, respectively. The majority of our current liabilities is in the form of both related and unrelated party notes, and accounts payable and accrued expenses. The decrease in working capital is the direct result of the settlement with Tickeri resulting in over $11,400,000 in reductions of notes payable, accrued interest and accrued expenses. This reduction was offset by some increases in accounts payable as we continue the development of our mobile wallet. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $360,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the six months ended June 30, 2023 received net proceeds of approximately $1,740,000 from various debt financings and has received $360,050 in purchases of common stock and warrants. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

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

Impact of Cryptocurrency Bankruptcies

In November 2022, both FTX Trading and BlockFi filed for bankruptcy protection under Chapter 11. These bankruptcies have impacted several companies either directly or indirectly. Customers of the HUMBL Wallet use our platform to hold their cryptocurrency. Assets related to user cryptocurrencies safeguarding obligation and the user cryptocurrencies safeguarding obligation represent the Company’s obligation to safeguard customers’ crypto assets in digital wallets on the Company’s platform. The Company safeguards these assets for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes the users cryptocurrencies liabilities and corresponding assets related to the users cryptocurrencies, on initial recognition and at each reporting date, at fair value of the crypto assets. Any loss, theft, or misuse would impact the measurement of users crypto assets. We removed the HUMBL Pay app from the Apple App Store and Google Play store on January 31, 2023 and are in the process of migrating all customers from HUMBL Pay to the HUMBL Wallet. HUMBL Wallet users maintain their own private digital wallets where the cryptocurrency is held and HUMBL has no access to those wallets. In addition, Wyre informed us they will no longer accept any cryptocurrency in our platform effective July 31, 2023. Any funds that remain as of that date will be considered unclaimed funds, and we expect no SAB 121 amounts to be reflected in the future.

We do not, nor have we ever used either of these exchanges to conduct business. We have not been impacted by these bankruptcies. And we continue to monitor the industry and protect our customers’ assets.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission” or the “SEC”). It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. All significant accounting policies related to Tickeri and Monster have been removed. We refer you to the Form 10-K we filed with the SEC on April 6, 2023 for a discussion of those policies.

Principles of Consolidation

The consolidated financial statements include the accounts of HUMBL, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. HUMBL, Inc. holds 100% of Ixaya, and BM Authentics. The Company formed additional subsidiaries that are inactive and have no activity for future use. All operations of Tickeri and Monster are reflected in discontinued operations as these entities were sold back to the original owners on January 31, 2023 and June 30, 2023, respectively.

The Company applies the guidance of Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

For BizSecure, Ixaya, and BM Authentics, the Company accounted for these acquisitions as business combinations and the difference between the consideration paid and the net assets was applied to goodwill as there were no identifiable intangible assets acquired.

Reclassification

The Company has reclassified certain amounts in the 2022 financial statements to comply with the 2023 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the six and three months ended June 30, 2022.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of June 30, 2023 and December 31, 2022, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

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

The services related to Wyre and BitGo are no longer being offered as we have shut down our HUMBL Pay app. We currently hold no digital assets of June 30, 2023.

Safeguarding Obligation

Assets related to user cryptocurrencies safeguarding obligation and the user cryptocurrencies safeguarding obligation represent the Company’s obligation to safeguard customers’ crypto assets in digital wallets on the Company’s platform. The Company safeguards these assets for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes the users’ cryptocurrencies liabilities and corresponding assets related to the users’ cryptocurrencies, on initial recognition and at each reporting date, at fair value of the crypto assets. Any loss, theft, or misuse would impact the measurement of users’ crypto assets.

Wyre informed us they will no longer accept any cryptocurrency in our platform effective July 31, 2023. Any funds that remain as of that date will be considered unclaimed funds, and we expect no SAB 121 amounts to be reflected in the future.

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

Accounts Receivable and Concentration of Credit Risk

An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable. As of June 30, 2023 and December 31, 2022, there was no allowance necessary.

Inventory

Inventory consisted of sports merchandise and memorabilia ranging from autographed jerseys, bats, balls, helmets, and photos being sold in the HUMBL Marketplace. Inventory is valued at the lower of cost or net realizable value. Management evaluates quantities on hand and physical condition as these characteristics may be impacted by anticipated customer demand for current products.

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

Currency Translation

Ixaya’s functional currency is the Mexican Peso and Humbl Chile SpA’s functional currency is the Chilean Peso. Their reporting currencies are both the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of revenue and expense transactions. Monetary assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). Non-monetary assets and liabilities are recorded in the reporting currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

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

Digital Assets

The Company no longer owns any digital assets or non-fungible tokens. Digital assets were initially recorded at cost and are subsequently remeasured at cost, net of any impairment losses on our consolidated balance sheets. We assigned costs to digital asset transactions on a first-in, first-out basis. Gains or losses were not recorded until realized upon sale(s).

We determined the fair value of our digital assets on a nonrecurring basis, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We performed a quarterly, or more frequent review to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges on any day during the quarter, indicate that it is more likely than not that our digital assets are impaired.

The cost basis of digital assets were not adjusted upward for subsequent increases in fair value. Such impairment in the value of digital assets is recorded as a component of other operating expenses in our consolidated statements of operations. We recorded an impairment loss of approximately $151,409 (including $147,823 related to our non-fungible token) and $1,211,882 related to digital assets during the six months ended June 30, 2023 and 2022, respectively. On June 30, 2023, we transferred the remaining digital assets out of our account to repay advances from related parties. As of June 30, 2023, the Company has $0 in digital assets.

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

This guidance should be applied no later than the financial statements covering the first interim or annual report ending after June 15, 2022, with retroactive application as of the beginning of the fiscal year to which the interim or annual period relates. Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform. Wyre informed us they will no longer accept any cryptocurrency in our platform effective July 31, 2023. Any funds that remain as of that date will be considered unclaimed funds, and we expect no SAB 121 amounts to be reflected in the future.

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

The Company paid the refunds to the subscribers in the six months ended June 30, 2022, and had no expenses related to the BLOCK ETX product line after February 28, 2022. For a full description of the BLOCK ETX/HUMBL Financial, refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023.

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

Current assets as of June 30, 2023 and December 31, 2022 – Discontinued Operations:

	June 30,	December 31,
	2023	2022
Cash	$-	$154,159
Accounts receivable	-	40,313

	$-	$194,472

Current liabilities as of June 30, 2023 and December 31, 2022 – Discontinued Operations:

	June 30,	December 31,
	2023	2022
Accounts payable and accrued expenses	$-	$99,342

	$-	$99,342

Non-current liabilities as of June 30, 2023 and December 31, 2022 – Discontinued Operations:

	June 30,	December 31,
	2023	2022
Long-term debt	$-	$150,000

	$-	$150,000

The Company reclassified the following operations to discontinued operations for the six months ended June 30, 2023 and 2022, respectively.

	2023	2022
Revenue	$59,180	$908,623
Operating expenses	137,934	775,157
Other non-operating expenses	2,398	1,160
Net (loss) income from discontinued operations	$(81,152)	$132,306

The Company reclassified the following operations to discontinued operations for the three months ended June 30, 2023 and 2022, respectively.

	2023	2022
Revenue	$-	$618,480
Operating expenses	-	548,977
Other non-operating expenses	-	(372)
Net income from discontinued operations	$-	$69,875

The Company reflected the following gain on disposal for the six months ended June 30, 2023 related to the sale of Tickeri:

	2023	2022
Common shares issued	$(47,816)	$-
Forgiveness of related party notes	10,000,000	-
Forgiveness of accrued expenses	1,489,041	-
Cash	(163,879)	-
Accounts receivable	(39,457)	-
Accounts payable and accrued expenses	189,358	-
Other (income) loss	150,000	-
Net gain on disposal	$11,577,247	$-

MONSTER

Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for the six months ended June 30, 2023 and 2022 are reflected in discontinued operations, and the result of the disposal of Monster is reflected as a gain on disposal in the consolidated statements of operations.

Current assets as of June 30, 2023 and December 31, 2022 – Discontinued Operations:

	June 30,	December 31,
	2023	2022
Cash	$-	$133,699
Accounts receivable	-	224,275
Prepaid expenses and other current assets	-	6,756

	$-	$364,730

Non-current assets as of June 30, 2023 and December 31, 2022 – Discontinued Operations:

	June 30,	December 31,
	2023	2022
Fixed assets	$-	$3,936

	$-	$364,730

Current liabilities as of June 30, 2023 and December 31, 2022 – Discontinued Operations:

	June 30,	December 31,
	2023	2022
Accounts payable and accrued expenses	$-	$370,574
Due to seller	-	314,619
Current portion of related party notes payable	-	348,191

	$-	$1,033,384

The Company reclassified the following operations to discontinued operations for the six months ended June 30, 2023 and 2022, respectively.

	2023	2022
Revenue	$558,125	$1,558,512
Operating expenses	699,601	1,383,526
Other non-operating expenses	7,747	9,775
Net (loss) income from discontinued operations	$(149,223)	$165,211

The Company reclassified the following operations to discontinued operations for the three months ended June 30, 2023 and 2022, respectively.

	2023	2022
Revenue	$366,806	$731,960
Operating expenses	268,939	700,356
Other non-operating expenses	2,773	4,892
Net income from discontinued operations	$95,094	$26,712

The Company reflected the following gain on disposal for the six and three months ended June 30, 2023 related to the sale of Monster:

	2023	2022
Forgiveness of related party notes	$1,072,361	$-
Forgiveness of accrued expenses	656,619	-
Cash	(18,541)	-
Accounts receivable	(414,412)	-
Prepaid expenses and other current assets	(40,835)	-
Fixed assets	(3,093)	-
Accounts payable and accrued expenses	541,680	-
Due to seller	314,619	-
Net gain on disposal	$2,108,398	$-

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

The Company has up to one-year from the date of acquisition to adjust any of the acquired assets and liabilities for information obtained during this measurement period. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets or liabilities as of the acquisition date or a re-allocation of assets and liabilities is necessary, the Company will adjust these figures. The Company has performed an analysis on the purchase price allocation and has determined that there are no adjustments to be made from the original allocation. During the six months ended June 30, 2022, the Company impaired $1,008,642 of the goodwill.

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

The following table shows the unaudited pro-forma results for the six months ended June 30, 2022 as if the acquisitions had occurred on January 1, 2022. These unaudited pro forma results of operations are based on the historical financial statements and related notes of BizSecure, Ixaya, BM Authentics and the Company for 2022.

Six Months Ended
June 30, 2022
(Unaudited)
Revenues	$492,481
Net loss	$(20,155,746)
Net loss per share	$(0.02)

The following table shows the unaudited pro-forma results for the three months ended June 30, 2022 as if the acquisitions had occurred on January 1, 2022. These unaudited pro forma results of operations are based on the historical financial statements and related notes of BizSecure, Ixaya, BM Authentics and the Company for 2022.

Three Months Ended
June 30, 2022
(Unaudited)
Revenues	$220,145
Net loss	$(7,646,039)
Net loss per share	$(0.01)

NOTE 5: REVENUE

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Revenue:
Services - Ixaya	$291,813	$55,893
Merchandise	171,323	7,250
Software	20,000	-
Tickets	5,965	10,345
NFTs	-	1,410
Rental income	-	8,509
Other	365	1,596
	$489,466	$85,003

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Revenue:
Services - Ixaya	$100,203	$37,509
Merchandise	95,964	5,877
Software	20,000	-
Tickets	2,468	5,146
NFTs	-	347
Rental income	-	5,667
Other	146	368
	$218,781	$54,914

There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company has $40,000 in deferred revenue as of June 30, 2023.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 6: INVENTORY

On November 2, 2022, in the acquisition of BM Authentics, the Company acquired $1,010,000 in inventory. Inventory consisted of sports merchandise and memorabilia ranging from autographed jerseys, bats, balls, helmets, and photos. As of June 30, 2023 and December 31, 2022, inventory is valued at $1,001,793 and $1,038,816, respectively.

NOTE 7: FIXED ASSETS

As of June 30, 2023 and December 31, 2022, the Company has the following fixed assets:

	2023	2022
Equipment – 5 year-life	$14,282	$14,282
Furniture and fixtures – 5 year-life	16,308	16,308
Accumulated depreciation	(14,053)	(10,041)
	$16,537	$20,549

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

Depreciation expense for the six months ended June 30, 2023 and 2022 was $4,012 and $12,175, respectively, as the property was placed into service on July 1, 2021.

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

As of June 30, 2023 and December 31, 2022, the Company has the following intangible assets:

	2023	2022
Intellectual property - software – 5 year-life	$3,150,000	$3,150,000
Customer relationship – 5 year-life	275,000	275,000
Domain names – 15 year-life	275,020	275,020
Accumulated amortization - software	(2,673,335)	(2,608,333)
Accumulated amortization – customer relationship	(275,000)	(275,000)
Accumulated amortization - domain names	(22,473)	(13,307)
	$729,212	$803,380

In February 2022, the Company acquired intangible assets from BizSecure valued at $2,775,000, in March 2022 in the acquisition of Ixaya acquired intangible assets valued at $650,000. On December 31, 2022, the Company impaired $2,256,618 in intellectual property related to BizSecure.

Amortization expense for the six months ended June 30, 2023 and 2022 was $74,168 and $275,414, respectively.

Amortization expense for the next five years and in the aggregate is as follows:

2024	$148,335
2025	148,335
2026	148,335
2027	137,502
2028	40,002
Thereafter	106,703
$729,212

As of June 30, 2023 and December 31, 2022, the Company has recorded goodwill as follows for our continuing operations:

	June 30, 2023	June 30, 2022
Balance – beginning of the period	$-	$-
Acquisition of BizSecure	-	3,981,000
Acquisition of Ixaya	-	1,008,642
Impairment for the period	-	(1,008,642)
	$-	$3,981,000

As of June 30, 2023 and December 31, 2022, the Company had no remaining goodwill recorded.

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

In the three months ended June 30, 2023, the Company reflected $149,414 in impairment of the intangible asset for digital currency and the non-fungible token of $147,823. The remaining $2,688 was transferred to a related party in repayment of the Company’s obligation on June 30, 2023. The Company no longer owns any digital assets.

The value of the digital assets as of June 30, 2023 and December 31, 2022 is $0 and $154,432 (of which the value of the non-fungible token of $147,823 is considered a non-current asset), respectively.

The following table presents additional information about the Company’s digital asset holdings during the six months ended June 30, 2023:

Digital Assets Owned By HUMBL:

Six Months Ended June 30, 2023	ETH	BLOCKS	BTC	WETH	DAI	USDC/USDT	Total
Balance – January 1, 2023	$114	$6,064	$201	$-	$-	$230	$6,609
Advertising expenses	(132)	-	-	-	-	(227)	(359)
Transfer	(6)	(2,502)	(177)	-	-	(3)	(2,688)
Impairment – digital assets	-	(3,562)	(24)	-	-	-	(3,586)
Gain (loss) on disposal of digital assets	24	-	-	-	-	-	24
Balance – June 30, 2023	$-	$-	$-	$-	$-	$-	$-

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

Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform. Wyre informed us they will no longer accept any cryptocurrency in our platform effective July 31, 2023. Any funds that remain as of that date, will be considered unclaimed funds, and we expect no SAB 121 amounts to be reflected in the future.

NOTE 10: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan is due in monthly payments of $7,110 MXN (approximately $350 US$) inclusive of interest and matures in July 2025. As of June 30, 2023 and December 31, 2022, the Company has $9,951 and $10,949 outstanding under the loan. As of June 30, 2023, the Company has included $4,976 in current liabilities, and the balance of $4,975 in long-term liabilities.

NOTE 11: NOTES PAYABLE

The Company entered into notes payable as follows as of June 30, 2023 and December 31, 2022. The chart below does not include notes payable that were repaid or converted during 2022, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	June 30, 2023	December 31, 2022

Note payable entered into February 8, 2023 with a maturity date of February 8, 2024 at 12% interest per annum	$34,857	$-
Note payable entered into May 11, 2023, with a maturity date of February 23, 2025 at 4% interest per annum (acquired from a related party lender (see Note 12))	1,675,000	-
Note payable entered into November 15, 2022 with a company pursuant to a settlement agreement and mutual release of claims, payments due in 5 equal payments on November 15, 2022, December 15, 2022, January 15, 2023, February 15, 2023 and June 15, 2023 (previously March 15, 2023) (January 2023 and February 2023 payments were made on December 30, 2022 to extend the final payment to June 15, 2023); upon satisfaction of the note payable, the Company will receive back 115,000,000 warrants. In lieu of interest, the company will keep 10,000,000 shares previously issued in exercise of warrants	-	440,000

Total	1,709,857	440,000
Less: Discounts	(2,004)	-
Less: Current portion	(32,853)	(440,000)
Long-term debt	$1,675,000	$-

Interest expense for the six months ended June 30, 2023 and 2022 was $10,168 and $4,959, respectively. There was $154,066 in accrued interest as of June 30, 2023 as $144,888 of accrued interest was acquired along with the $2,700,000 related party note. The lender of the purchased note agreed to convert $1,025,000 of the note for 287,500,000 shares of common stock which resulted in a $22,500 loss on conversion.

NOTE 12: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of June 30, 2023 and December 31, 2022. The chart below does not include notes payable that were repaid or converted during 2022, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	June 30, 2023	December 31, 2022

Notes payable ($435,000 and $65,000), at 5% interest, originally maturing April 1, 2022, extended to October 1, 2022 for the acquisition of Monster (see Note 4) with the two principals of Monster; payments due at maturity (increased note balance by $18,000 to the two noteholders for the extension which did not constitute a material modification of a debt instrument). In connection with the sale of the membership interests back to the former owners effective June 30, 2023, $300,000 of these notes were cancelled and the remaining $33,000 were exchanged for 20,000,000 warrants.	$-	$333,000

Notes payable to the sellers of Tickeri ($5,000,000 each for a total of $10,000,000) at 5% interest due December 3, 2022 (not considered in default by noteholders as this was settled on January 31, 2023)	-	10,000,000

Notes payable ($271,250 and $215,000), at 3% interest, maturing December 31, 2022, with family relatives of the two principals of Monster; payments due at maturity. These notes are now reflected in liabilities of discontinued operations at December 31, 2022 and have been sold back to the former owners as part of the sale effective June 30, 2023	-	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing February 22, 2025, payment due at maturity ($300,000 of this note was converted and the remaining $2,700,000 was sold to a third party (see Note 11)	-	3,000,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing March 31, 2025, payment due at maturity	1,500,000	1,500,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing July 26, 2025, payment due at maturity	2,000,000	2,000,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing November 15, 2024, payment due at maturity (represents four draws of the line of credit ($440,000 each) and one draw for $450,000 entered into on November 15, 2022)	2,650,000	2,200,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 6% interest, maturing March 23, 2024, payment due at maturity	250,000	-

Advance – officer – Ixaya, on demand, no interest	9,964	8,320

Total	6,409,964	19,041,320
Less: Current portion	(259,964)	(10,341,320)
Long-term debt	$6,150,000	$8,700,000

Maturities of notes payable – related parties as of June 30 is as follows:

2024	$259,964
2025	4,150,000
2026	2,000,000
$9,640,559

Interest expense for the six months ended June 30, 2023 and 2022 was $186,890 and $317,442, respectively. Accrued interest at June 30, 2023 was $233,274.

On January 31, 2023, in the sale back to the former owners of Tickeri, the $10,000,000 in related party notes along with $789,041 in accrued interest were included in the settlement and are no longer payable.

On April 28, 2023, $300,000 of a related party note was exchanged for 50,000,000 shares of common stock.

NOTE 13: CONVERTIBLE PROMISSORY NOTES

The Company entered into notes payable – related parties as follows as of June 30, 2023 and December 31, 2022. The chart below does not include notes payable – related parties that were repaid or converted during 2022. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	June 30, 2023	December 31, 2022

Convertible note at 10% interest, maturing July 14, 2022, extended to June 30, 2023 convertible into common shares	$-	$1,410,146

Convertible note at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share	620,000	1,020,000

Convertible note at 2.5% interest, maturing March 1, 2024 convertible into common shares at $0.012 per share	-	-

Convertible note at 9% interest, maturing February 8, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note at 9% interest, maturing March 6, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (a portion of this note is reclassified to “Derivative Liabilities”)	11,331	-

Convertible note at 8% interest, maturing October 25, 2023, net of discount convertible into common shares at $0.0099 per share	138,750	-

Convertible note due November 23, 2023 convertible into shares at 70% of the Market Price as defined in the convertible note agreement in an amount up to $1,100,000. Company received the first tranche of $110,000, net of discount on February 23, 2023 and the second tranche of $55,000 on April 5, 2023. No interest unless there is an event of default (this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note due March 31, 2024, net of discount convertible into common shares at $0.008 per share	150,000	-

Convertible note at 9% interest, maturing April 5, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note due April 28, 2024, net of discount convertible into common shares at $0.008, no interest unless there is an event of default	65,000	-

Convertible note payable entered into April 10, 2023, with a maturity date of April 10, 2024, no interest charged unless in default	53,946	-

Convertible note in the amount of $400,000 purchased from another convertible note holder (see above, formerly had a balance of $1,020,000)	198,080	-

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting	360,000	-

Convertible note at 8% interest, maturing September 8, 2023 convertible into common shares at $0.012 per share, net of discount	222,000	222,000
	1,819,107	2,652,146
Less: Current portion	(1,794,845)	(2,636,411)
Less: Discounts	(24,262)	(15,735)
Long-term debt	$-	$-

On April 14, 2021 we received bridge financing in the form of a loan in the principal amount of $3,300,000 from Brighton Capital Partners, LLC (“Brighton Capital” or “BCP”) for which we issued them a convertible promissory note due originally on July 14, 2022. The note has since been extended to June 30, 2023 for no consideration and thus it was deemed to not be a material modification to the debt instrument. The note has been fully converted as of June 30, 2023.

BCP has been converting this note and accrued interest since August 16, 2022. In addition, they sold a portion of the note ($300,000) to a third-party, which has also been converted. The Company issued 493,668,676 shares of common stock, which includes 86,000,000 issued to a third party that purchased $300,000 of this note in the six months ended June 30, 2023 in conversions of the BCP note. The Company recognized a loss on conversions of BCP (and third parties that purchased portions of this note) in the amount of $1,672,555.

On May 17, 2021, the Company issued a convertible promissory note to an investor for $1,020,000 with an original issue discount of $20,000, for a term of twenty-two months maturing March 17, 2023. The Company recognized a $20,000 original issue discount at inception of this convertible note. A $400,000 portion of this note was purchased by a third party who in turn converted $201,920, leaving a balance of $620,000 on the original note and $198,080 in the purchasers note. The Company recognized a gain on the conversion of $25,240. These are reflected in our current portion of convertible notes payable as of June 30, 2023.

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

On February 23, 2023, the Company entered into a convertible promissory note in the amount up to $1,100,000. On February 23, 2023, the Company received the first tranche of this note in the amount of $110,000, including $10,000 in original issue discount for net proceeds of $100,000. On April 4, 2023, the Company received the second tranche of this note of $55,000, with a $5,000 original issue discount. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days. In addition, the Company was required to reserve with the transfer agent, the amount of common shares equal to three times the number of common shares needed to convert any of the outstanding amounts received. At June 30, 2023, the reserve equals 175,000,000 shares of common stock for this note. This note was reclassified to Derivative Liabilities, See Note 15, as the conversion option qualified as a derivative instrument under ASC 815.

On March 1, 2023, a noteholder sold $2,925,000 of their outstanding related party note to a third party. The entire note has been converted into 243,750,000 shares of common stock. This conversion resulted in a gain of $1,314,750.

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

On March 31, 2023, the Company entered into a Convertible Promissory Note in the amount of $150,000 with an original issue discount of $12,500 and a $12,500 interest charge assessed at closing, and a term of twelve months due March 31, 2024. The Company received net proceeds of $125,000. The note is convertible into shares of common stock at $0.008 per share. Beginning on September 30, 2022, the investor has the right to cause note in cash or common stock. If the Company pays in common stock, it may do so at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. In addition, the Company was required to reserve with the transfer agent, 50,000,000 shares of common stock for this note.

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

On May 10, 2023, the Company issued a convertible promissory note in the amount of up to $800,000 to Pacific Lion LLC (“Pacific Lion”). The amount of the initial tranche funded under the note was $100,000. The lender has the right at its option to fund up to an additional $700,000 under the note. The note bears interest at 6% per annum and is due on May 10, 2024. Upon completion of an uplisting to a senior stock exchange, the note will automatically convert into common stock at 80% of the uplisting offering price. In the event an uplisting does not occur by the maturity date or upon an event of default, the note will become convertible at 80% of the average of the closing trade prices during the five trading days preceding the date of conversion. The principal amount of the note may be prepaid at any time without penalty. The foregoing description of the note does not purport to be complete and is qualified in its entirety by reference to the note which is filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. In addition to the note, the Company also issued a Warrant to Purchase Shares of Common Stock to Pacific Lion on May 10, 2023. The warrant is exercisable for 500,000 shares for a period of five years at $0.10 per share. The Company valued the warrant at $2,145. In the event that an uplisting to a senior stock exchange does not occur within nine months of the issuance date, the warrant will automatically be cancelled.

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

All of the convertible promissory notes as of June 30, 2023 and December 31, 2022 are due in the next fiscal year, and therefore all current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the six months ended June 30, 2023 and 2022 was $150,061 and $262,872, respectively. Amortization of debt discount, and original issue discount was $24,805 and $405,739 for the six months ended June 30, 2023 and 2022, respectively. Accrued interest at June 30, 2023 was $190,697.

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

NOTE 14: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company entered into convertible notes payable – related parties as follows as of June 30, 2023 and December 31, 2022. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2022. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	June 30, 2023	December 31, 2022
	2,308,830	7,500,000
Less: Current portion	(2,308,830)	(7,500,000)
Long-term debt	$-	$-

All of the convertible promissory notes – related parties are in default and reflected in current liabilities as of June 30, 2023.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. During the six months ended June 30, 2023, the Company converted $361,413 of the $975,000 note and sold the remaining $613,587 to a third party, who since converted the entire amount. Of the $5,525,000 note, the noteholder sold $2,925,000 to a third party who since converted the entire amount, and converted $900,000 of this note. In the securities purchase agreement entered into effective June 30, 2023, $1,000,000 of the remaining balance of the note was cancelled, leaving a balance of $2,308,830.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

In the six months ended June 30, 2023, the convertible noteholders and parties they sold their notes to converted the $4,889,080 into 409,651,682 shares of common stock. These transactions resulted in a gain on conversion of notes payable in the amount of $2,046,648, which is reflected in the consolidated statements of operations for the six months ended June 30, 2023.

Interest expense for the six months ended June 30, 2023 and 2022 was $133,376 and $185,959, respectively.

NOTE 15: DERIVATIVE LIABILITIES

The Company entered into several convertible notes payable during the six months ended June 30, 2023, that terms include variable conversion prices (see Note 13). The Company evaluated these terms and determined that the conversion option on the convertible notes payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Instruments. The estimated fair value of the Derivative Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on June 30, 2023 and at inception:

	Six Months Ended June 30, 2023	Inception
Expected term	0.45 – 1.00 years	0.75 – 1.00 years
Expected volatility	118 - 125%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	4.85 – 5.47%	4.85%
Market price	$0.005 – $0.013	$0.0078 - $0.013

The Company’s derivative liabilities as of June 30, 2023 and inception associated with the offerings are as follows.

	June 30, 2023 (unaudited)	December 31, 2022	Inception
Fair value of conversion option on February 8, 2023 note (see Note 13)	$73,688	-	$122,025
Fair value of conversion option on February 23, 2023 note (see Note 13)	127,268		127,100
Fair value of conversion option on March 6, 2023 note (see Note 13)	56,766	-	47,919
Fair value of conversion option on April 5, 2023 note (see Note 13)	58,262	-	59,133
	$315,984	$-	$356,177

Activity related to the derivative liabilities for the six months ended June 30, 2023 is as follows:

Beginning balance as of December 31, 2022	$-
Bifurcation of conversion option on convertible note payable	356,177
Change in fair value of derivative liabilities (restated)	(40,193)
Ending balance as of June 30, 2023	$315,984

There were no derivative liabilities in the six months ended June 30, 2022.

NOTE 16: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, and 570,000 shares of Series B Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

For the three months ended June 30, 2023, there were 9,795 shares of Series B Preferred Stock converted into 97,950,000 common shares.

As of June 30, 2023, the Company has 390,380 shares of Series B Preferred Stock issued and outstanding.

On June 1, 2023, the Company amended their Certificate of Incorporation to amend the conversion terms of their Series B Preferred Stock as follows: (a) for the period beginning June 1, 2023 and ending on September 30, 2023, A Series B holder shall not have the right, whether by election, operation of law, or otherwise, to convert any shares of Series B Preferred Stock into common stock; (b) for each calendar month beginning October 2023 through June 2024, A Series B holder shall not have the right, whether by election operation of law or otherwise, to convert into common stock more than 500 shares of Series B Preferred Stock per month; and (c) for each calendar month beginning July 2024 through December 2024, A Series B holder shall not have the right, whether by election operation of law or otherwise, to convert into common stock more than 1,000 shares of Series B Preferred Stock per month.

Common Stock

The Company has 7,450,000,000 shares of common stock, par value $0.00001, authorized. The Company has 4,107,673,205 and 2,182,343,775 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023.

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

In the three months ended June 30, 2023, the Company: (a) issued 250,000 shares for services rendered valued at $1,925; (b) issued 97,950,000 shares in conversion of 9,795 Series B Preferred stock; (c) 776,645,700 shares for conversion of notes payable and accrued interest valued at $3,219,683, and recognized a gain on conversion of these shares in the amount of $799,573; (d) sold 147,500,000 shares of common stock for $360,050; (e) exchanged 38,333,333 warrants for 76,666,666 shares of common stock for no consideration and recognized a charge to the consolidated statement of operations equal to the value of the common shares of $460,000; and (f) issued 3,350,000 shares of common stock for vested RSUs to BizSecure.

During the three months ended June 30, 2023, the Company expensed $36,875 related to shares issued to consultants and advisors for services as noted above, leaving $12,292 of stock-based compensation yet to be expensed as of June 30, 2023.

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

On May 10, 2023, the Company issued 500,000 warrants with a term of five years at an exercise price of $0.10. The warrants were immediately vested and valued at $2,145.

On May 15, 2023, the Company issued 125,000,000 warrants with a five-year term and $0.005 exercise price in connection with a common share issuance.

On June 30, 2023, the Company issued 115,000,000 warrants with the former partners of Monster to settle all claims upon the sale of Monster back to the original owners. These warrants have a five year term and an exercise price of $0.05 per share.

The following represents a summary of the warrants:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	347,234,804	$0.26265	283,650,000	$0.32627

Granted	240,500,000	0.05	-	-
Exercised	-	-	(10,000,000)	0.20
Forfeited	(115,000,000)	-	-	-
Expired	(17,000,000)	-	-	-
Ending balance	455,534,804	$0.23511	273,650,000	$0.33088
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	3.31		1.70

As of June 30, 2023, 455,234,804 warrants are vested.

For the six months ended June 30, 2023 and 2022, the Company incurred stock-based compensation expense of $1,913,239 and $4,521,982, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of June 30, 2023, there remains unrecognized stock-based compensation expense related to these warrants of $11,055,335 comprising of service-based grants through June 30, 2026.

Options

Options issued in 2023 and 2022 consisted of the following:

On May 26, 2022, the Company granted 8,660,000 stock options to employees. These options have a term of 10 years and are exercisable into shares of common stock at a price of $0.0983 per share.

As of June 30, 2023, 5,000,000 of the May 26, 2022 options as well as 285,000 options issued in 2021 have been forfeited. As of June 30, 2023, 3,285,534 options are exercisable.

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	4,005,000	$0.1501	630,000	$0.70

Granted	-	-	8,660,000	0.0983
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	4,005,000	$0.1501	9,290,000	$0.1391
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	8.86		9.87

For the six months ended June 30, 2023 and 2022, the Company incurred stock-based compensation expense of $110,863 and $245,210, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Expected term	-	10
Expected volatility	-%	120%
Expected dividend yield	-	-
Risk-free interest rate	-%	2.74%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	16,750,000	$0.1689	-	$-

Granted	-	-	26,800,000	0.1689
Exercised	-	-	-	-
Forfeited	-	-	(3,350,000)	-
Vested	(6,700,000)	-	-	-
Ending balance	10,050,000	$0.1689	23,450,000	$0.1689

On December 30, 2022, the Company and BizSecure negotiated a settlement of all claims resulting from the Company’s inability to timely register the 13,200,000 shares of common stock issued February 12, 2022 and 10,050,000 RSUs that vested during 2022. As a result, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms and the Company will continue the process to get those RSUs registered for resale and re-negotiate the terms of the common shares to be issued to BizSecure. For the six months ended June 30, 2023, 6,700,000 RSUs vested. In April 2023 3,350,000 of these shares were issued for the vested RSUs.

For the six months ended June 30, 2023 and 2022, the Company amortized $1,131,630 and $565,815, of the contingent consideration to additional paid in capital, respectively for the RSUs.

NOTE 17: RELATED-PARTY TRANSACTIONS

In March 2022, the Company’s CEO cancelled 4,900 Series B Preferred shares and in September 2022, the Company’s CEO cancelled 45,000 Series B Preferred shares. These shares are the equivalent of 499,000,000 common shares. The cancellations were done for no consideration.

In May 2022, the Company’s CEO contributed $406,040 to pay for the purchase of the NFT that is reflected as a non-current asset on the Company’s consolidated balance sheet, as well as contributed 100 million BLOCKS valued at $500,000. In the six months ended June 30, 2023, the Company’s CEO contributed $50,000.

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

The following represents segment reporting for continuing operations only:

Six Months Ended June 30, 2022	Consumer		Commercial	Total
Segmented operating revenues		$29,460	$55,543	$85,003
Cost of revenues		1,292	36,408	37,700
Gross profit		28,168	19,135	47,303
Total operating expenses net of depreciation, amortization and impairment		15,049,854	892,115	15,941,969
Depreciation, amortization and impairment		1,105,376	1,402,736	2,508,112
Other expenses (income)		2,349,689	(9,426)	2,340,263
(Loss) from continuing operations		$(18,476,751)	$(2,266,290)	$(20,743,041)

Segmented assets as of June 30, 2022
Property and equipment, net		$24,560	$-	$24,560
Intangible assets	$		$2,799,564	$2,799,564
Intangible assets – digital assets		$32,064	$406,040	$438,104
Goodwill		$3,981,000	$-	$3,981,000
Capital expenditures		$8,510	$-	$8,510

Six Months Ended June 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$177,653	$311,813	$489,466
Cost of revenues	180,546	39,095	219,641
Gross profit (loss)	(2,893)	272,718	269,825
Total operating expenses net of depreciation, amortization and impairment	5,450,858	1,038,704	6,489,562
Depreciation, amortization and impairment	148,129	81,460	229,589
Other expenses (income)	207,082	2,905	209,987
(Loss) from continuing operations	$(5,808,962)	$(850,351)	$(6,659,313)

Segmented assets as of June 30, 2023
Property and equipment, net	$16,537	$-	$16,537
Intangible assets	$252,545	$476,667	$729,212
Capital expenditures	$-	$-	$-

Three Months Ended June 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$17,755	$37,159	$54,914
Cost of revenues	608	21,573	22,181
Gross profit	17,147	15,586	32,733
Total operating expenses net of depreciation, amortization and impairment	5,873,998	434,056	6,308,054
Depreciation, amortization and impairment	1,059,565	309,060	1,368,625
Other expenses (income)	389,346	(6,818)	382,528
(Loss) from continuing operations	$(7,305,762)	$(720,712)	$(8,026,474)

Three Months Ended June 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$98,578	$120,203	$218,781
Cost of revenues	82,385	13,867	96,252
Gross profit	16,193	106,336	122,529
Total operating expenses net of depreciation, amortization and impairment	2,436,842	261,312	2,698,154
Depreciation, amortization and impairment	140,403	48,102	188,505
Other expenses (income)	(537,004)	2,291	(534,713)
(Loss) from continuing operations	$(2,024,048)	$(205,369)	$(2,229,417)

The HUMBL Financial sector as well as the operations of Tickeri and Monster are reflected in discontinued operations on the consolidated statement of operations for the six months ended June 30, 2023 and 2022.

NOTE 20: LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On October 27, 2022, through our attorneys, we filed a motion to dismiss the complaint for failure to state a claim, which is presently pending for resolution before the court. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware.

On July 14, 2022, we were named as ae defendant in a putative shareholder derivative class action lawsuit filed in the Delaware Chancery Court styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620). This case alleges the same claims as the Pasquinelli litigation described above and also seeks unspecified monetary damages. The case is currently stayed by agreement of the parties. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

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

NOTE 22: SUBSEQUENT EVENTS

Between July 1, 2023 and August 14, 2023, the Company issued 942,648,490 shares of common stock in conversion of $1,981,130 in convertible notes, 38,631,922 in services rendered and 127,000,000 shares in a settlement with BizSecure (see below).

On July 3, 2023, the Company issued a Promissory Note in the original principal amount of $200,000 to Sartorii, LLC. The note bears interest at six percent (6%) and is due on July 3, 2024.

On July 14, 2023, the Company entered into Technology Services Agreement dated July 15, 2023 (the “Agreement”) with Arena Football League Management, LLC (“AFL”). Under the terms of the Agreement, the Company will serve as, and be acknowledged in AFL’s marketing efforts as, the official technology ticketing platform for all AFL events. AFL is a professional indoor football league in the United States. The Company has agreed to allocate $10,000 per month to promote the AFL and AFL venues leading to the 2024 indoor football league season.

Under the compensation terms of the Agreement, the Company will receive a service fee of $5.00 that will increase by $1.00 each year through 2028 (plus the credit card fee charged in connection with the transaction by the credit card company) from which it will pay AFL $1.00 on all tickets sold and processed exclusively through the HUMBL Tickets platform. The service fee received by the Company from AFL for any venues that do not accept HUMBL Tickets as the exclusive provider will be reduced to $2.00 in 2024, $3.00 in 2025, $4.00 in 2026, $4.50 in 2027 and $5.00 in 2028.

The Company has agreed to issue shares of its common stock to AFL as follows: (a) 15,000,000 upon completion of the 2024 AFL football season; (b) 15,000,000 shares upon completion of the 2025 AFL football season; and (c) 15,000,000 shares upon completion of the 2026 AFL football season. If AFL sells more than $30,000,000 in tickets under the Agreement during the 2024 AFL football season, then the Company will issue 15,000,000 shares of its common stock to AFL. The Company also agreed to pay the following stock compensation to AFL based on the number of new customers that download the HUMBL Wallet and purchase an AFL ticket during calendar year 2024: (x) 10,000,000 shares of common stock for at least 250,000 but less than 500,000 HUMBL Wallet downloads; (y) 15,000,000 shares of common stock for at least 500,000 but less than 1,000,000 HUMBL Wallet downloads; or (z) 25,000,000 shares of common stock for 1,000,000 or more HUMBL Wallet downloads. The share numbers set forth above will automatically be adjusted in the event of a reverse split or other similar event.

On July 19, 2023, the Company entered into a Settlement Agreement and Mutual Release dated July 19, 2023 (the “Settlement Agreement”) with BizSecure, Alfonso Arana, Alfonso Rodriquez-Arana and Clement Danish to resolve matters arising under the Asset Purchase Agreement dated February 12, 2022 between the Company and BizSecure in which the Company purchased the assets of BizSecure. Under the terms of the Settlement Agreement, the Company agreed as follows: (i) within three (3) business days of the execution date, the Company will issue and deliver 127,000,000 restricted shares of its common stock (the “Shares”) (which were issued July 25, 2023) that the Company will register on SEC Form S-1 within 60 calendar days of the execution date of the Settlement Agreement; (ii) if, prior to and including the effective date of the Form S-1, and through the end of the 12th month following such effective date, the value per Share falls below $0.003, then the Company shall file an amendment to the initial Form S-1 filing to increase the number of Shares issued to BizSecure and the aggregate offering price of the Shares being registered (“|the “Registered Shares”), reflecting the public market value of the Shares within three (3) business days of the execution date, but in no event shall the Shares be valued less than $0.003 per share; (iii) if the Company fails to register the Shares, then the Company agrees to immediately pay BizSecure the cash equivalent of the public market value of the Shares based on (a) the value of the price of the Company’s common stock on the day the Company was obligated to register the Shares, multiplied by 127,000,000 or (b) $0.003 multiplied by 127,000,000 whichever is higher;.(iv) the public market value of the Shares on the execution date shall be equal to the number of Shares multiplied by $.0026 (the “Share Value”); (v) on the last day of the first year following the execution date (the “Anniversary Date”), the Share Value shall be no less than the per share value of the Shares on the Anniversary Date based on the closing price of the Registered Shares on the Anniversary Date (the “Anniversary Value”) (as may be adjusted pursuant to any reverse split). To the extent the Anniversary Value is lower than the Share Value, which in no event will be less than $0.003, the Company will register and issue and deliver additional shares to BizSecure equal to the amount necessary for the public market value of the total number of Shares issued to the Stockholders in accordance with this Agreement to equal the Anniversary Value; and (vi) the Company will transfer ownership of and title to the Vibe Board Pro 75 to BizSecure.

On July 26, 2023, the Company entered into Securities Purchase Agreements with three different investors (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company issued three convertible promissory notes in the original principal amount of $125,000 (the “Notes”) and three warrants to purchase 187,500,000 shares of its common stock (the “Warrants”) for a total purchase price of $375,000. The Notes are due in 12 months from the issuance date, bear interest at the rate of 10% per annum and have a fixed conversion price equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. The Warrants are exercisable for a period of five years, have a cashless exercise provision and an exercise price of $0.002 per share.

On August 1, 2023, the Company entered into a Master Consulting Agreement (the “Agreement”) and Promissory Note (“Note”) with BRU, LLC (“BRU”). Under the terms of the Agreement, BRU will provide information technology support to the Company for a three-year term. The Company has agreed to pay compensation in common stock and cash. The initial stock consideration is 389,000,000 shares of common stock as compensation for past due invoices owed to BRU’s predecessor in interest with a 24-month price floor of $0.003 so that additional shares of common stock will be issued to BRU if the aggregate value of the common stock is less than $0.003 per share on the applicable measurement dates.

Additional shares of common stock will be issued to BRU based on milestones to be mutually agreed to by the Company and BRU by August 11, 2023. The Company will issue 120,000,000 shares of its common stock (the “Additional Shares”) upon completion of the milestones that shall not be more than two years after execution of the Agreement. The value of the Additional Shares shall be equal to the number of Additional Shares multiplied by $0.003 (the “Additional Share Value”). On each anniversary of the execution date (the “Anniversary Date”) until the milestones are met, but in no event more than two years from the execution date, the Additional Share Value shall equal the value of the common stock on the Anniversary Date, based on the closing price of the Company’s common stock on the Anniversary Date (the “Anniversary Value”) (as may be adjusted for any reverse split). To the extent the Anniversary Value is lower than the public market value of the Company’s common stock, the Company will issue additional shares to BRU equal to the amount necessary for the total number of common stock and Additional Shares issued under the Agreement to equal the Anniversary Share Value that in no event will be less than $0.003 per share, or, at the Company’s election, pay in cash the difference between the public market value of the Company’s common stock and the Anniversary Share Value.

The Company has agreed to make two cash payments to BRU: $100,000 within 10 days following the execution of the Agreement and $400,000 through a Note with an 18-month term that bears no interest unless there is an event of default. The $400,000 cash payments under the Note are due and payable as follows: $100,000 within 45 days after the execution date; (b) $200,000 on the date that is one year from the execution date; and (c) $100,000 on or before the maturity date. The Company will also pay BRU $41,666.67 a month for the term of the agreement (subject to annual inflation adjustments) for ongoing technology development services provided by BRU.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our executive offices are located at 101 W. Broadway, Suite 1450, San Diego, California 92101, telephone (786) 738-9012. Our corporate website address is www.humbl.com.

Overview

HUMBL, Inc. (“Company” or “HUMBL”) was incorporated in the state of Oklahoma on November 12, 2009. The Company was redomiciled on November 30, 2020 to the state of Delaware.

On December 3, 2020, HUMBL, LLC (“HUMBL LLC”) merged into the Company in what is accounted for as a reverse merger. Under the terms of the Merger Agreement, HUMBL LLC exchanged 100% of their membership interests for 552,029 shares of newly created Series B Preferred Stock. The Series B Preferred shares were issued to the respective members of HUMBL LLC following the approval by FINRA of a one-for-four reverse stock split of the common shares and the increase in the authorized common shares to 7,450,000,000 shares, and 10,000,000 preferred shares. On July 27, 2023 the Company increased their authorized common stock to 12,500,000,000 shares.

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

On June 30, 2021, we acquired Monster Creative, LLC (“Monster”). Monster is a Hollywood production studio that specializes in producing movie trailers and other related content. As part of the acquisition we entered into certain debt instruments with the founders of Monster that are in default as they were due December 31, 2022. Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for the six months ended June 30, 2023 and 2022 are reflected in discontinued operations, and the result of the disposal of Monster is reflected as a gain on disposal in the consolidated statements of operations. For the full description of Monster, refer to the Form 10-K filed April 6, 2023.

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

On November 15, 2022 we entered into a Settlement Agreement and Mutual Release of Claims (the “Release Agreement”) with Forwardly, Inc. (“Forwardly”) under which we agreed to pay Forwardly $2,200,000 in five equal monthly payments of $440,000 commencing November 15, 2022 and ending March 15, 2023. The Company and Forwardly, amended the terms of the payments whereby the Company paid the January and February 2023 payments in December 2022, and Forwardly agreed to extend the last payment to June 15, 2023. The payment is being made in connection with a warrant (the “Warrant”) that Forwardly purchased from us for $200,000 in 2020 that provided for the purchase of up to 125 million shares of our common stock of which Forwardly purchased 10 million shares for $2,000,000 in 2021. Forwardly retained the 10 million shares under the Warrant in lieu of interest on the $2,000,000 it paid to exercise that number of our shares of common stock under the Warrant. Upon payment of the last $440,000, the remaining 115,000,000 warrants were cancelled.

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

HUMBL – A Verified Commerce Platform

HUMBL delivers a digital wallet and website as our core services. HUMBL provides customers with the ability to connect with consumers and merchants that have all been fully verified.

1.	HUMBL Wallet
2.	HUMBL.com - Website
3.	HUMBL Commercial Services

HUMBL Wallet

The HUMBL Wallet is a 4.9 star application that is available for download on major app stores. The HUMBL Wallet is the centerpiece of the consumer experience on the HUMBL platform. The HUMBL Wallet consolidates a variety of services for customers in one place and helps us to verify customers and merchants.

-	Search Engine
-	Social Media
-	Marketplace
-	Digital Payments

The HUMBL Wallet is self-custodied by the individual; ensuring that the user has full control over their online identity, digital assets and private keys.

The HUMBL Wallet is also connected to the BLOCKS Registry, a product registry that allows customers to authenticate and track physical and digital items.

HUMBL Wallet customers have the obligation to perform their own tax record keeping; as well as backup of their private keys, to ensure the recoverability, data security and storage of their digital assets.

The HUMBL Wallet is equipped with 2-factor authentication; as well as biometric security features, which are handled by the handset and its manufacturer. We do not store or have access to any biometric information related to our verified users.

The HUMBL Wallet uses SumSub, a third-party service provider, to perform know-your-customer/know-your-business services and authenticate customers. We do not capture or store consumers’ information on our servers, except for their corresponding name, wallet address and email address for basic communications with the verified user. We do not resell our customers data.

The HUMBL Wallet is available in over 130 countries and is not available in any OFAC Countries. The HUMBL Wallet no longer allows customers to buy, sell or swap digital assets.

HUMBL Website

i.	HUMBL Search Engine

The HUMBL Search Engine is available via the HUMBL Wallet and the HUMBL website. The HUMBL Search Engine allows customers to search for articles, news, images, videos and more. The search engine also serves as a discovery layer for consumers to search for verified merchandise and tickets.

ii.	HUMBL Tickets

Primary - HUMBL is now the Official Technology Platform of the Arena Football League (AFL) through the 2028 season, and will be offering AFL tickets for sale, along with other major arena ticketing partners such as Ticketmaster and Seat Geek.

Secondary - HUMBL Tickets offers secondary (resale) tickets to thousands of live events across North America. HUMBL Tickets inventory listings and ticket fulfillment are provided by Ticket Evolution and we earn a commission for each sale through our website.

The ticketing content provided on HUMBL Tickets spans across major live music, sports, festivals, and events in multiple countries. HUMBL Tickets advertises its services primarily across social media, including its own HUMBL Social platform.

iii.	HUMBL Marketplace

The HUMBL Marketplace was designed to pair authenticated buyers and sellers in verified, digital commerce. The HUMBL Marketplace currently works with clients such as professional athletes, brands, and marketing and talent agencies, to provide sports merchandise ranging from autographed jerseys, bats, balls, helmets, photos, and more.

The HUMBL Marketplace mitigates forgeries by pairing physical merchandise with digital certificates of registration. Merchandise is made available on the HUMBL platform and is verified, registered, and cataloged on the blockchain.

We are a software platform and do not act as a broker, financial institution, or creditor for digital collectibles. We facilitate transactions between the buyer and seller in the auction/sale process, but we are not a party to any agreement between the buyer and seller or between any users.

We previously offered an NFT marketplace and in an effort to ensure compliance with applicable regulations, we have terminated its use. HUMBL customers may no longer buy or sell NFTs on our platform.

iv.	HUMBL Social Media

HUMBL Social is one of the world’s first user-verified social media platforms. The social media platform is available via web browser and the HUMBL Wallet. The goal of HUMBL Social is to provide real people, real profiles, and real merchants with a place to connect on the worldwide web. HUMBL Social supports only verified user profiles, to ensure authenticity of the platform and enhance consumer protection.

v.	HUMBL Metaverse Stores

In addition to traditional marketplace listings, HUMBL has also created metaverse stores. Our first metaverse store was created for Major League Baseball (MLB) player Ke’Bryan Hayes and his father Charlie Hayes, a retired Major League Baseball player. The brand metaverse store is called the “House of Hayes” and supports the development of an immersive player experience, in which customers can navigate a simulated environment of historical artwork and current digital collectibles. Custom artwork was provided by Topps “Sports Artist of the Year” Lauren Taylor, in the form of digital collectibles that rotated on screens throughout the environment. Endorsement sporting goods brands of Ke’Bryan Hayes, such as Wilson, Franklin, and Old Hickory, also supported product placement and sell-through environments for products such as authentic baseball bats and gloves. An immersive Wilson Amphitheatre was also created for multimedia press conferences or media interactions with Ke’Bryan Hayes’ avatar.

HUMBL - Commercial Division (HBS)

Our digital wallet and website can also be used as a white label or “Powered by HUMBL” solution for commercial clients.

-	Government - HUMBL is one of the first government-approved digital wallets in the State of California. We are currently in the middle of rolling out a pilot program with the County of Santa Cruz, CA, that will deliver a digital wallet for Santa Cruz County citizens to help them interact more effectively with County government in areas of record keeping such as applications, permits and licensing.

-	Sports Leagues and Arenas - HUMBL is the “Official Technology Platform” of the Arena Football League (AFL) through the 2028 season. HUMBL will be providing a digital wallet, website and ticketing services for all 16 teams of this sports league, alongside other major ticketing providers such as Ticketmaster and Seat Geek.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table sets forth the summary operations for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30, 2023	June 30, 2022

Revenues	$489,466	$85,003
Cost of Revenues	$219,641	$37,700
Gross Profit	$249,825	$47,303
Development Costs	$161,980	$2,075,403
Professional Fees	$775,024	$1,611,598
Settlement	$-	$1,120,400
Stock-based compensation	$4,040,627	$6,795,647
Impairment – intangible assets including goodwill	$-	$1,008,642
Impairment – digital assets	$151,409	$1,211,882
General and Administrative Expenses	$1,590,111	$4,626,509
Interest Expense	$(513,585)	$(779,790)
Amortization of Debt Discounts	$(29,101)	$(1,656,267)
Change in fair value of derivative liabilities	$40,193	$-
Derivative expense	$(79,351)	$-
Gain on Sale of Digital Assets	$24	$95,794
Gain on conversion of convertible notes payable	$371,833	$-
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(6,659,313)	$(20,743,041)

Revenues

Revenues for the six months ended June 30, 2023 were $489,466 as compared to $85,003 for the six months ended June 30, 2022, an increase of $404,463. The increase was due in large part to the sales of merchandise from our marketplace which included items from BM Authentics and from services rendered from our Mexican subsidiary, Ixaya.

Cost of Revenues and Gross Profit

Cost of revenues for the six months ended June 30, 2023 were $219,641 as compared to $37,700 for the six months ended June 30, 2022, an increase of $181,941. The increase was primarily due to increases in our marketplace for BM Authentics and our cost of labor for Ixaya. Our gross profit was consistent for both years.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $6,719,151 as compared to $18,450,081 for the six months ended June 30, 2022, a decrease of $11,730,930. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Approximately 64% of our operating expenses relate to non-cash charges in 2023 and these charges comprise of approximately $4,283,000. Our non-cash charges have already declined from levels in 2022 as our stock-based compensation will be reduced and we have already impaired most of our intangible assets and all of our goodwill.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the six months ended June 30, 2023 were $161,980 compared with $2,075,403 for the six months ended June 30, 2022. The decrease of development costs related to the roll out of various projects such as the HUMBL Wallet and Social in 2022.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the six months ended June 30, 2023 were $775,024 compared to $1,611,598 for the six months ended June 30, 2022. The decrease in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2022 versus 2023. We expect that these costs will continue decreasing during 2023.

Settlement

The Company incurred $1,120,400 in settlement expenses which are included in our operating expenses for the six months ended June 30, 2022 related to agreements with individuals for liabilities incurred. We incurred no settlement expenses for the six months ended June 30, 2023.

Stock-Based Compensation

The Company incurred $4,040,627 in stock-based compensation expenses for the six months ended June 30, 2023 compared to $6,795,647 for the six months ended June 30, 2022 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Intangible Assets including Goodwill and Digital Assets

The Company incurred $1,008,784 in non-cash charges related to impairment of intangible assets including goodwill in 2022, and $151,409 and $1,211,882 in impairment of our digital assets in the six months ended June 30, 2023 and 2022. The intangible asset impairment relates to the impairment on the goodwill incurred in the Ixaya acquisition. The impairment of the digital assets was based on the valuation changes in the digital assets we held. As of June 30, 2023, we hold no digital assets.

General and Administrative

General and administrative expenses for the six months ended June 30, 2023 were $1,590,111 compared with $4,626,509 for the six months ended June 30, 2022. The decrease in general and administrative expenses of $2,994,398 is related to the following approximate reductions in expenses as follows: salaries and wages ($1,396,000) advertising and business development expenses ($340,000), travel and conferences ($213,000), penalties ($700,000), recruitment ($54,000), insurance ($45,000), rent ($26,000), security ($124,000) and all other general and administrative costs (approximately $140,000).

Other Income (Expense)

In the six months ended June 30, 2023 we incurred $209,987 in other expenses, compared to $2,340,263 in other expenses in the six months ended June 30, 2022, a decrease of $2,130,276. The other expenses relate to amortization of discounts of $29,101 and $1,656,267, respectively for the 2023 and 2022 periods, as well as interest expense of $513,585 and $779,790, respectively. Gain on sale of digital assets of $24 and $95,794, and a gain on conversion of convertible notes payable of $371,833 and $0 for 2023 and 2022, respectively. In 2023, we had $79,351 in derivative expenses and a change in the fair value of derivative liabilities of $40,193 related to convertible notes entered into during this period. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the six months ended June 30, 2023 was ($6,659,313) as compared to a net loss of ($20,743,041) for the six months ended June 30, 2022. The $14,083,728 decrease in the net loss was due to the changes noted herein.

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

The following represents segment reporting for continuing operations only:

Six Months Ended June 30, 2022	Consumer		Commercial	Total
Segmented operating revenues		$29,460	$55,543	$85,003
Cost of revenues		1,292	36,408	37,700
Gross profit		28,168	19,135	47,303
Total operating expenses net of depreciation, amortization and impairment		15,049,854	892,115	15,941,969
Depreciation, amortization and impairment		1,105,376	1,402,736	2,508,112
Other expenses (income)		2,349,689	(9,426)	2,340,263
(Loss) from continuing operations		$(18,476,751)	$(2,266,290)	$(20,743,041)

Segmented assets as of June 30, 2022
Property and equipment, net		$24,560	$-	$24,560
Intangible assets	$		$2,799,564	$2,799,564
Intangible assets – digital assets		$32,064	$406,040	$438,104
Goodwill		$3,981,000	$-	$3,981,000
Capital expenditures		$8,510	$-	$8,510

Six Months Ended June 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$177,653	$311,813	$489,466
Cost of revenues	180,546	39,095	219,641
Gross profit (loss)	(2,893)	272,718	269,825
Total operating expenses net of depreciation, amortization and impairment	5,450,858	1,038,704	6,489,562
Depreciation, amortization and impairment	148,129	81,460	229,589
Other expenses (income)	207,082	2,905	209,987
(Loss) from continuing operations	$(5,808,962)	$(850,351)	$(6,659,313)

Segmented assets as of June 30, 2023
Property and equipment, net	$16,537	$-	$16,537
Intangible assets	$252,545	$476,667	$729,212
Capital expenditures	$-	$-	$-

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table sets forth the summary operations for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30, 2023	June 30, 2022

Revenues	$218,781	$54,914
Cost of Revenues	$96,252	$22,181
Gross Profit	$122,529	$32,733
Development Costs	$95,135	$811,411
Professional Fees	$368,433	$693,904
Stock-based compensation	$1,509,108	$2,721,150
Impairment – digital assets	$149,414	$1,166,564
General and Administrative Expenses	$764,569	$2,283,650
Interest Expense	$(243,974)	$(383,401)
Amortization of Debt Discounts	$(16,693)	$(65,370)
Change in fair value of derivative liabilities	$4,940	$-
Derivative expense	$(9,133)	$-
Gain on Sale of Digital Assets	$24	$66,243
Gain on conversion of convertible notes payable	$799,573	$-
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(2,229,417)	$(8,026,474)

Revenues

Revenues for the three months ended June 30, 2023 were $218,781 as compared to $54,914 for the three months ended June 30, 2022, an increase of $163,867. The increase was due in large part to the sales of merchandise from our marketplace which included items from BM Authentics and from services rendered from our Mexican subsidiary, Ixaya.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended June 30, 2023 were $96,252 as compared to $22,181 for the three months ended June 30, 2022, an increase of $74,071. The increase was primarily due to increases in our marketplace for BM Authentics and our cost of labor for Ixaya. Our gross profit was consistent for both years.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $2,886,659 as compared to $7,676,679 for the three months ended June 30, 2022, a decrease of $4,790,020. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Our non-cash charges have already declined from levels in 2022 as our stock-based compensation will be reduced and we have already impaired most of our intangible assets and all of our goodwill.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the three months ended June 30, 2023 were $95,135 compared with $811,411 for the three months ended June 30, 2022. The decrease of development costs related to the roll out of various projects such as the HUMBL Wallet and Social in 2022.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended June 30, 2023 were $368,433 compared to $693,904 for the three months ended June 30, 2022. The decrease in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2022 versus 2023. We expect that these costs will continue decreasing during 2023.

Settlement

The Company incurred no settlement expenses which are included in our operating expenses for the three months ended June 30, 2022 related to agreements with individuals for liabilities incurred. We incurred no settlement expenses for the three months ended June 30, 2023.

Stock-Based Compensation

The Company incurred $1,509,108 in stock-based compensation expenses for the three months ended June 30, 2023 compared to $2,721,150 for the three months ended June 30, 2022 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Intangible Assets including Goodwill and Digital Assets

The Company incurred $149,414 and $1,166,564 in impairment of our digital assets in the three months ended June 30, 2023 and 2022. The impairment of the digital assets was based on the valuation changes in the digital assets we held. As of June 30, 2023, we hold no digital assets.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 were $764,569 compared with $2,283,650 for the three months ended June 30, 2022. The decrease in general and administrative expenses of $1,519,081 is related to the reductions in expenses for salaries, penalties, advertising, rent, travel and insurance.

Other Income (Expense)

In the three months ended June 30, 2023 we incurred $534,713 in other income, compared to $382,528 in other expenses in the three months ended June 30, 2022, an increase of $917,241. The other income and expenses relate to amortization of discounts of $16,693 and $65,370, respectively for the 2023 and 2022 periods, as well as interest expense of $243,974 and $383,401, respectively. Gain on sale of digital assets of $0 and $66,243, and a gain on conversion of convertible notes payable of $799,573 and $0 for 2023 and 2022, respectively. In 2023, we had $9,133 in derivative expenses and a change in the fair value of derivative liabilities of $4,940 related to convertible notes entered into during this period. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the three months ended June 30, 2023 was ($2,229,417) as compared to a net loss of ($8,026,474) for the three months ended June 30, 2022. The $5,797,057 decrease in the net loss was due to the changes noted herein.

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

The following represents segment reporting for continuing operations only:

Three Months Ended June 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$17,755	$37,159	$54,914
Cost of revenues	608	21,573	22,181
Gross profit	17,147	15,586	32,733
Total operating expenses net of depreciation, amortization and impairment	5,873,998	434,056	6,308,054
Depreciation, amortization and impairment	1,059,565	309,060	1,368,625
Other expenses (income)	389,346	(6,818)	382,528
(Loss) from continuing operations	$(7,305,762)	$(720,712)	$(8,026,474)

Three Months Ended June 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$98,578	$120,203	$218,781
Cost of revenues	82,385	13,867	96,252
Gross profit	16,193	106,336	122,529
Total operating expenses net of depreciation, amortization and impairment	2,436,842	261,312	2,698,154
Depreciation, amortization and impairment	140,403	48,102	188,505
Other expenses (income)	(537,004)	2,291	(534,713)
(Loss) from continuing operations	$(2,024,048)	$(205,369)	$(2,229,417)

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

As of June 30, 2023, we had $74,859 in cash. During the last two years we have built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a very minimal impact on the Company’s operations.

We had a working capital deficit of $6,791,236 and $27,408,687 as of June 30, 2023 and December 31, 2022, respectively. The majority of our current liabilities is in the form of related party notes, convertible notes and accounts payable. The decrease in working capital is the direct result of these notes as well as the debt incurred related to the cash necessary to continue the development of our mobile wallet. A majority of the Company’s operating expenses in the past two years were the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $386,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the six months ended June 30, 2023 received net proceeds of $1,741,644 from various debt financings, and has received $50,000 as a contribution from our CEO as well as $360,050 from the sale of common stock and warrants. In the six months ended June 30, 2022, the Company received $2,000,000 in warrant exercises, $406,040 in capital contributions from our CEO and $4,502,645 in related party debt proceeds, however, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As June 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements.

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

Revenue Recognition

The Company accounts for a contract with a customer that is within the scope of ASC 606 only when the five steps of revenue recognition under ASC 606 are met.

We account for revenues based on the verticals in which they were earned, the three principal verticals being (1) HUMBL Wallet, (2) HUMBL Marketplace, and (3) HBS – Commercial division. See “Revenue Recognition” in Note 2 of our Financial Statements.

The Company has a core revenue focus on:

1.	HUMBL Wallet
2.	HUMBL.com – Web Platform
3.	HBS Commercial Division - (“Powered by HUMBL”)

The Company plans to drive its revenues through the following channels:

HUMBL Wallet

●	The Company will drive consumer acquisition primarily through the digital wallet. Consumers can be monetized inside a digital wallet through the delivery of search advertising, social media advertising, loyalty advertising, credit card payment transactions, ticketing sales, certificates of authenticity and more.

HUMBL Web Platform

●	The Company has developed one of the first digital wallet and web platforms that are connected together. This means that any verified customers using the HUMBL.com web platform, are also connected to a digital wallet for consumer and merchant transactions.

●	The HUMBL.com platform can be used to drive search advertising, social media advertising, loyalty advertising, credit card payment transactions, ticketing sales, certificates of authenticity, authentic merchandise purchases and more.

HBS Commercial Services (“Powered by HUMBL”)

●	HUMBL also packages its digital wallet and web platform for white-labeling by clients.

●	Government – HUMBL has secured approval to build a digital wallet for the County of Santa Cruz, CA. This digital wallet will be built in a modular way, that can be replicated for other cities, counties, states and national government transactions and record keeping in areas such as licensing, renewals and certificates. Once built, HUMBL will offer these digital wallets for government in exchange for flat fee, a percentage of transactions, or a mix of both.

●	Stadiums, Arenas and Leagues – HUMBL has secured approval to serve as the “Official Technology Platform” of the Arena Football League (AFL), which is currently comprised of 16 teams through the 2028 season. HUMBL will deliver digital wallet and web platform services, with the goal of maximizing ticket revenues, merchandise sales and advertising programs across league digital properties. HUMBL will be paid a percentage on every ticket sold by the league, with annual escalators through the end of the 2028 season. HUMBL will seek to replicate this model across other teams, sports leagues, stadiums, arenas and festivals.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On October 27, 2022, through our attorneys, we filed a motion to dismiss the complaint for failure to state a claim, which is presently pending for resolution before the court. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware.

On July 14, 2022, we were named as ae defendant in a putative shareholder derivative class action lawsuit filed in the Delaware Chancery Court styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620). This case alleges the same claims as the Pasquinelli litigation described above and also seeks unspecified monetary damages. The case is currently stayed by agreement of the parties. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

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

HUMBL, Inc.

Date: August 14, 2023	By:	/s/ BRIAN FOOTE
Brian Foote
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

