Form 10-Q
period 2023-09-30
HUMBL, INC.
filed 2023-11-13
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

There were 9,411,379,223 shares of the Registrant’s $0.00001 par value common stock outstanding as of November 13, 2023.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

HUMBL, INC

CONSOLIDATED BALANCE SHEETS (IN US$)

SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$117,791	$483,251
Assets related to user cryptocurrencies safeguarding obligation	31,203	665,738
Accounts receivable	129,948	73,974
Inventory, net	255,330	1,038,816
Intangible assets - digital assets, current portion	-	6,609
Prepaid expenses and other current assets	19,848	22,719
Current assets of discontinued operations	-	559,202

Total Current Assets	554,120	2,850,309

Non-Current Assets:
Fixed assets, net of depreciation	14,532	20,549
Intangible assets, net of amortization	692,129	803,380
Intangible assets - digital assets, net of current portion	-	147,823
Non-current assets of discontinued operations	-	3,936

Total Non-Current Assets	706,661	975,688

TOTAL ASSETS	$1,260,781	$3,825,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,598,765	$3,805,410
Obligation to issue common shares	-	903,936
User cryptocurrencies safeguarding obligation	31,203	665,738
Contingent consideration	1,131,630	2,829,075
Derivative liabilities	122,050	-
Current portion of notes payable - bank	4,898	4,380
Current portion of notes payable	21,881	440,000
Current portion of notes payable - related parties	911,911	10,341,320
Convertible notes payable - related parties, net of current portion	2,083,830	7,500,000
Current portion of convertible notes payable, net of discount	1,840,028	2,636,411
Current liabilities of discontinued operations	-	1,132,726

Total Current Liabilities	7,746,196	30,258,996

Long-Term Liabilities:
Notes payable - bank, net of current portion	3,674	6,569
Notes payable - related parties, net of current portion	5,900,000	8,700,000
Notes payable, net of current portion	-	-
Non-current liabilities of discontinued operations	-	150,000

Total Long-Term Liabilities	5,903,674	8,856,569

Total Liabilities	13,649,870	39,115,565

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, and 570,000 Series B Preferred stock authorized (Series C Preferred stock was cancelled October 29, 2021)
Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 390,380 and 416,159 shares issued and outstanding, respectively	4	4
Common stock, par value, $0.00001, 12,500,000,000 and 7,450,000,000 shares authorized, 7,126,886,366 and 2,182,343,775 issued and outstanding, respectively	71,269	21,823
Additional paid in capital	85,829,290	63,887,828
Accumulated deficit	(98,158,144)	(99,218,747)
Accumulated other comprehensive income (loss)	(131,578)	19,454

Total Stockholders’ Deficit	(12,389,089)	(35,289,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,260,781	$3,825,997

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2023	2022	2023	2022

REVENUES	$676,245	$106,350	$186,779	$21,347

COST OF REVENUES	292,275	92,372	72,634	54,672

GROSS PROFIT (LOSS)	383,970	13,978	114,145	(33,325)

OPERATING EXPENSES
Development costs	161,980	2,242,668	-	167,265
Professional fees	1,474,131	3,275,300	699,107	1,663,702
Settlement	806,400	1,552,400	806,400	432,000
Impairment - inventory	797,089	-	797,089	-
Impairment - intangible assets including goodwill	-	1,008,642	-	-
Impairment - digital assets	151,409	1,593,570	-	381,688
General and administrative expenses	8,006,792	15,502,293	2,376,054	4,080,137

Total Operating Expenses	11,397,801	25,174,873	4,678,650	6,724,792

OPERATING LOSS	(11,013,831)	(25,160,895)	(4,564,505)	(6,758,117)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(548,594)	(1,262,925)	(35,009)	(483,135)
Loss on sale of fixed assets	-	(57,318)	-	(57,318)
Amortization of debt discounts	(334,904)	(1,668,881)	(305,803)	(12,614)
Gain on sale of digital assets	24	187,009	-	91,215
Change in fair value of derivative liability	42,777	-	2,584	-
Derivative expense	(95,866)	-	(16,515)	-
Gain (loss) on conversion of convertible notes payable	(525,425)	(305,966)	(897,258)	(305,966)

Total Non-Operating Income (Expenses)	(1,461,988)	(3,108,081)	(1,252,001)	(767,818)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(12,475,819)	(28,268,976)	(5,816,506)	(7,525,935)

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	(149,223)	(3,724,574)	-	(4,058,860)
Gain on disposal of discontinued operations	13,685,645	-	-	-
Total discontinued operations	13,536,422	(3,724,574)	-	(4,058,860)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	1,060,603	(31,993,550)	(5,816,506)	(11,584,795)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$1,060,603	$(31,993,550)	$(5,816,506)	$(11,584,795)

Other comprehensive income (loss)
Foreign currency translations adjustment	(151,032)	15,011	(79,146)	13,100
Comprehensive income (loss)	$909,571	$(31,978,539)	$(5,895,652)	$(11,571,695)

Net income (loss) per share - basic
Continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.00)
Discontinued operations	$0.00	$(0.00)	$-	$(0.00)

Net income (loss) per share - basic	$0.00	$(0.02)	$(0.00)	$(0.01)

Net income (loss) per share - diluted
Continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.00)
Discontinued operations	$0.00	$(0.00)	$-	$(0.00)

Net income (loss) per share - diluted	$0.00	$(0.02)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	3,898,337,449	1,440,737,179	5,507,494,595	1,668,938,186

Weighted average common shares outstanding - diluted	8,830,732,253	1,440,737,179	5,507,494,595	1,668,938,186

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

								Accumulated
	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2022	7,000,000	$70	544,759	$5	1,023,039,433	$10,230	$34,182,004	$-	$(50,650,809)	$(16,458,500)

Stock issued for:
Cancellation of shares	-	-	-	-	(825,000)	(9)	(187,241)	-	-	(187,250)
Settlement	-	-	-	-	4,000,000	40	1,120,360	-	-	1,120,400
Services	-	-	-	-	675,000	7	190,586	-	-	190,593
Acquisition - Ixaya	-	-	-	-	8,962,036	90	1,499,910	-	-	1,500,000
Acquisition - BizSecure	-	-	-	-	13,200,000	132	2,229,348	-	-	2,229,480
Exercise of warrants	-	-	-	-	10,000,000	100	1,999,900	-	-	2,000,000
Exchange of notes payable and accrued interest	-	-	-	-	37,374,170	374	3,176,430	-	-	3,176,804
Conversion of Series B Preferred to common shares	-	-	(22,064)	-	220,640,000	2,206	(2,206)	-	-	-
Shares canceled for no consideration	-	-	(4,900)	-	-	-	-	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	3,270,349	-	-	3,270,349
Stock-based compensation - options	-	-	-	-	-	-	36,750	-	-	36,750
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,440,464	-	-	1,440,464
Change in comprehensive income (loss)	-	-	-	-	-	-	-	3,042	-	3,042
Net loss for the period	-	-	-	-	-	-	-	-	(12,465,345)	(12,465,345)

Balance - March 31, 2022	7,000,000	$70	517,795	$5	1,317,065,639	$13,170	$48,956,654	$3,042	$(63,116,154)	$(14,143,213)

Stock issued for:
Services	-	-	-	-	198,750	2	34,704	-	-	34,706
Conversion of Series B Preferred to common shares	-	-	(22,451)	-	224,510,000	2,245	(2,245)			-
Contribution of capital - NFT	-	-	-	-	-	-	406,040	-	-	406,040
Contribution of capital - digital assets	-	-	-	-	-	-	500,000	-	-	500,000
Stock-based compensation - warrants	-	-	-	-	-	-	1,251,633	-	-	1,251,633
Stock-based compensation - options	-	-	-	-	-	-	208,460	-	-	208,460
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,216,115	-	-	1,216,115
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income (loss)	-	-	-	-	-	-	-	(1,131)	-	(1,131)
Net income (loss) for the period	-	-	-	-	-	-	-	-	(7,943,410)	(7,943,410)

Balance - June 30, 2022	7,000,000	$70	495,344	$5	1,541,774,389	$15,417	$53,137,176	$1,911	$(71,059,564)	$(17,904,985)

Stock issued for:
Services	-	-	-	-	5,698,750	57	346,719	-	-	346,776
Conversion of convertible notes	-	-	-	-	30,338,978	303	1,105,664	-	-	1,105,967
Redemption of shares in settlement	-	-	-	-	(1,000,000)	(10)	(49,990)	-	-	(50,000)
Settlement	-	-	-	-	6,000,000	60	431,940	-	-	432,000
Conversion of Series B Preferred to common shares	-	-	(20,801)	-	208,010,000	2,081	(2,081)	-	-	-
Shares canceled for no consideration	-	-	(45,000)	(1)	-	-	1	-	-	-
Investment received for shares and warrants	-	-	-	-	-	-	425,000	-	-	425,000
Stock-based compensation - warrants	-	-	-	-	-	-	1,684,287	-	-	1,684,287
Stock-based compensation - options	-	-	-	-	-	-	131,937	-	-	131,937
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,192,808	-	-	1,192,808
Amortization of contingent consideration - restrcited stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income (loss)	-	-	-	-	-	-	-	13,100	-	13,100
Net loss for the period	-	-	-	-	-	-	-	-	(11,584,795)	(11,584,795)

Balance - September 30, 2022	7,000,000	$70	429,543	$4	1,790,822,117	$17,908	$58,969,276	$15,011	$(82,644,359)	$(23,642,090)

Balance - January 1, 2023	7,000,000	$70	416,159	$4	2,182,343,775	$21,823	$63,887,828	$19,454	$(99,218,747)	$(35,289,568)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	40,418,750	404	383,532	-	-	383,936
Acquisition - BM Authentics (to settle obligation to issue common shares)	-	-	-	-	90,000,000	900	899,100	-	-	900,000
Settlement of Tickeri sale	-	-	-	-	5,433,656	54	47,762	-	-	47,816
Conversion of convertible notes	-	-	-	-	527,274,658	5,273	4,849,868	-	-	4,855,141
Conversion of Series B Preferred to common shares	-	-	(15,984)	-	159,840,000	1,599	(1,599)	-	-	-
Contribution of capital	-	-	-	-	-	-	50,000	-	-	50,000
BCF discount recorded on convertible notes	-	-	-	-	-	-	-	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	59,320	-	-	59,320
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	1,135,579	-	-	1,135,579
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	(54,808)	-	(54,808)
Net income for the period	-	-	-	-	-	-	-	-	6,903,034	6,903,034

Balance - March 31, 2023	7,000,000	$70	400,175	$4	3,005,310,839	$30,053	$72,833,825	$(35,354)	$(92,315,713)	$(19,487,115)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	76,916,666	769	461,156	-	-	461,925
Cash	-	-	-	-	147,500,000	1,475	358,575	-	-	360,050
Vested RSUs	-	-	-	-	3,350,000	34	(34)	-	-	-
Conversion of convertible notes	-	-	-	-	776,645,700	7,766	3,211,917	-	-	3,219,683
Conversion of Series B Preferred to common shares	-	-	(9,795)	-	97,950,000	980	(980)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	958,765	-	-	958,765
Stock-based compensation - options	-	-	-	-	-	-	51,543	-	-	51,543
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	36,875	-	-	36,875
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	(17,078)	-	(17,078)
Net loss for the period	-	-	-	-	-	-	-	-	(25,925)	(25,925)

Balance - June 30, 2023	7,000,000	$70	390,380	$4	4,107,673,205	$41,077	$78,477,457	$(52,432)	$(92,341,638)	$(13,875,462)

Stock issued for:
Services (including settlement )	-	-	-	-	555,631,922	5,556	1,261,944	-	-	1,267,500
Vested RSUs	-	-	-	-	3,350,000	34	(34)	-	-	-
Conversion of convertible notes	-	-	-	-	2,460,231,239	24,602	4,431,555	-	-	4,456,157
Contribution of capital for purchase of Series C preferred when designated	-	-	-	-	-	-	100,000	-	-	100,000
Stock-based compensation - warrants	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	23,641	-	-	23,641
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	12,292	-	-	12,292
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	(79,146)	-	(79,146)
Net loss for the period	-	-	-	-	-	-	-	-	(5,816,506)	(5,816,506)

Balance - September 30, 2023	7,000,000	$70	390,380	$4	7,126,886,366	$71,269	$85,829,290	$(131,578)	$(98,158,144)	$(12,389,089)

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERTING ACTIVIITES FROM CONTINUING OPERATIONS
Net income (loss)	$1,060,603	$(31,993,550)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	6,017	14,181
Amortization	111,251	457,717
Impairment expense - inventory	797,089	-
Impairment expense - intangible assets including goodwill	-	1,008,642
Impairment expense - digital assets	151,409	1,593,570
(Gain) on sale of digital assets	(24)	(187,009)
Loss on conversion of convertible notes payable	525,425	305,967
Expenses paid for by digital assets	359	236,323
Fee added to convertible notes	12,757	18,000
Sales commission received in digital assets	-	(1,814)
Amortization of debt discounts	334,904	1,668,881
Foreign currency adjustment	(151,032)	15,011
Stock-based compensation	5,894,280	10,146,188
Gain on disposal of Tickeri	(11,577,247)	-
Gain on disposal of Monster	(2,108,398)	-
Derivative expense	95,866	-
Change in fair value of derivartive liability	(42,777)	-
Settlement	806,400	1,552,400
Loss on sale of fixed assets	-	57,318
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(55,974)	394
Intangible assets - digital assets	-	(1,010,934)
Inventory	(13,603)	-
Prepaid expenses and other assets	2,871	10,609
Accounts payable and accrued expenses	810,450	2,228,639
Total adjustments	(4,399,977)	18,114,083

Net cash used in operating activities of continuing operations	(3,339,374)	(13,879,467)
Net cash provided by operating activities of discontinued operations	341,091	3,693,487
Net cash used in operating activities	(2,998,283)	(10,185,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,510)
Purchase of intangible assets	-	(275,020)
Purchase of digital asset (non-fungible token)	-	(406,040)
Proceeds from the sale of assets	-	270,904
Cash paid in purchase of Ixaya, net of amounts received	-	(148,675)
Net cash used in investing activities	-	(567,341)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the exercise of warrants	-	2,000,000
Proceeds from related party notes payable	1,063,452	6,502,645
Payments of related party notes payable	(9,861)	(193,734)
Payments of notes payable - bank	(2,377)	(2,209)
Payments of notes payable	(503,441)	(500,000)
Treasury shares repurchased	-	(50,000)
Contribution of capital CEO	50,000	406,040
Proceeds for Series C preferred stock when designated	100,000	-
Proceeds from notes payable	50,000	-
Proceeds from convertible notes payable	1,525,000	-
Proceeds from issuance of common stock for cash	360,050	425,000
Net cash provided by financing activities	2,632,823	8,587,742

NET (DECREASE) IN CASH AND RESTRICTED CASH	(365,460)	(2,165,579)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	483,251	2,845,741

CASH AND RESTRICTED CASH - END OF PERIOD	$117,791	$680,162

CASH PAID DURING THE PERIOD FOR:
Interest expense	$990	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement with Tickeri in disposal	$11,496,095	$-
Settlement with Monster in disposal	$1,848,459	$-
Conversion of preferred stock into common stock	$2,579	$4,451
Conversion of obligation to issue common stock into common stock	$903,936	$449,950
Conversion of convertible notes payable, derivative liability and accrued interest to common stock	$12,005,554	$-
Exchange of convertible notes payable and accrued interest into common stock	$-	$3,176,805
Contribution of digital assets by CEO	$-	$500,000
Shares issued for vested RSUs	$34	$-
Settlement of accounts payable for digital assets	$2,688	$-
Reclassification of fixed assets to assets held for sale	$-	$328,222
Vesting of contingent consideration	$1,697,445	$-
Reclassification of convertible notes payable to derivative liability	$422,692	$-

Acquisition of Ixaya:
Accounts receivable	$-	$24,446
Goodwill	-	1,008,642
Intellectual property - software	-	650,000
Accounts payable and accrued expenses	-	(10,700)
Note payable - bank	-	(13,879)
Related party advances	-	(9,834)
	-	1,648,675
Common shares issued	-	(1,500,000)
Net cash paid in acquisition of Ixaya	$-	$148,675

Acquisition of BizSecure:
Customer relationship	$-	$275,000
Intellectual property - software	-	2,500,000
Goodwill	-	3,981,000
	-	6,756,000
Common shares issued	-	(2,229,480)
Contingent consideration	-	(4,526,520)
Net cash paid in acquisition of BizSecure	$-	$-

The accompanying notes are an integral part of these financial statements.

HUMBL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN US$) (UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

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

On May 10, 2023, we also entered into the Rights Agreement with Pacific Lion whereby we are obligated to (i) file a registration statement (the “Registration Statement”) to register all shares of common stock to be sold to Pacific Lion under the Equity Line with the Commission; and (ii) use our best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date. We have agreed with Pacific Lion to delay the filing of the Registration Statement indefinitely.

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

On July 19, 2023, we entered into a Settlement Agreement (the “Settlement Agreement”) with BizSecure, Inc. (“BizSecure”). On February 12, 2022, we purchased substantially all of BizSecure’s assets pursuant to an Asset Purchase Agreement (the “APA”). Under the APA, we were obligated to register a certain number of shares for BizSecure with the Commission within 90 days. We failed to timely register those shares. Pursuant to the Settlement Agreement, BizSecure agreed to release its claims against us for failing to timely register the shares as well as all other claims it may have against us arising in connection with the APA. In exchange we agreed to issue 127,000,000 shares of our common stock to BizSecure, and register those shares in a Registration Statement, and release any claims we may have against BizSecure in connection with the APA.

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

HUMBL Wallet

The HUMBL Wallet is a 4.9-star application that is available for download on major app stores. The HUMBL Wallet is the centerpiece of the consumer experience on the HUMBL platform. The HUMBL Wallet consolidates a variety of services for customers in one place and helps us to verify customers and merchants.

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

HUMBL - Commercial Division (HBS)

Our digital wallet and website can also be used as a white label or “Powered by HUMBL” solution for commercial clients.

-	Government - HUMBL is one of the first government-approved digital wallets in the State of California. We are currently in the middle of rolling out a pilot program with the County of Santa Cruz, California, that will deliver a digital wallet for Santa Cruz County citizens to help them interact more effectively with County government in areas of record keeping such as applications, permits and licensing.

-	Sports Leagues and Arenas - HUMBL is the “Official Technology Platform” of the Arena Football League (AFL) through the 2028 season. HUMBL will be providing a digital wallet, website and ticketing services for all 16 teams of this sports league, alongside other major ticketing providers such as Ticketmaster and Seat Geek.

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

As of September 30, 2023, we had $117,791 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $7,192,076 and $27,408,687 as of September 30, 2023 and December 31, 2022, respectively. The majority of our current liabilities is in the form of both related and unrelated party notes, and accounts payable and accrued expenses. The decrease in working capital is the direct result of the settlement with Tickeri resulting in over $11,400,000 in reductions of notes payable, accrued interest and accrued expenses. This reduction was offset by some increases in accounts payable as we continue the development of our mobile wallet. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $360,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the nine months ended September 30, 2023 received net proceeds of approximately $3,388,975 from various debt financings and has received $360,050 in purchases of common stock and warrants. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Impact of Cryptocurrency Bankruptcies

In November 2022, both FTX Trading and BlockFi filed for bankruptcy protection under Chapter 11. These bankruptcies have impacted several companies either directly or indirectly. Customers of the HUMBL Wallet use our platform to hold their cryptocurrency. Assets related to user cryptocurrencies safeguarding obligation and the user cryptocurrencies safeguarding obligation represent the Company’s obligation to safeguard customers’ crypto assets in digital wallets on the Company’s platform. The Company safeguards these assets for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes the users cryptocurrencies liabilities and corresponding assets related to the users cryptocurrencies, on initial recognition and at each reporting date, at fair value of the crypto assets. Any loss, theft, or misuse would impact the measurement of users crypto assets. We removed the HUMBL Pay app from the Apple App Store and Google Play store on January 31, 2023 and have migrated all customers from HUMBL Pay to the HUMBL Wallet. HUMBL Wallet users maintain their own private digital wallets where the cryptocurrency is held and HUMBL has no access to those wallets. In addition, Wyre informed us they will no longer accept any cryptocurrency in our platform effective July 31, 2023. Any funds that remain as of that date will be considered unclaimed funds, and we expect no SAB 121 amounts to be reflected in the future.

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

Reclassification

The Company has reclassified certain amounts in the 2022 financial statements to comply with the 2023 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the nine and three months ended September 30, 2022.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of September 30, 2023 and December 31, 2022, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

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

The BitGo account is not the Company’s account; however, it represents the pool of all BLOCKS held by and allocated to HUMBL Pay users accounts. The users may choose to transfer the purchased BLOCKS to their individual wallets outside of HUMBL.

The services related to Wyre and BitGo are no longer being offered as we have shut down our HUMBL Pay app. We currently hold no digital assets of September 30, 2023.

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

Wyre informed us they will no longer custody any cryptocurrency for our customers on their platform effective July 31, 2023. Any funds that remain as of that date will be considered unclaimed funds, and we expect no SAB 121 amounts to be reflected in the future upon BLOCKS being removed from the HUMBL platform, which is not accepted in Wyre. We anticipate the removal of all BLOCKS by the end of calendar year end December 31, 2023.

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

Accounts Receivable and Concentration of Credit Risk

An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable. As of September 30, 2023 and December 31, 2022, there was no allowance necessary.

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

The cost basis of digital assets were not adjusted upward for subsequent increases in fair value. Such impairment in the value of digital assets is recorded as a component of other operating expenses in our consolidated statements of operations. We recorded an impairment loss of approximately $151,409 (including $147,823 related to our non-fungible token) and $1,593,570 related to digital assets during the nine months ended September 30, 2023 and 2022, respectively. On June 30, 2023, we transferred the remaining digital assets out of our account to repay advances from related parties. As of September 30, 2023, the Company has $0 in digital assets.

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

This guidance should be applied no later than the financial statements covering the first interim or annual report ending after June 15, 2022, with retroactive application as of the beginning of the fiscal year to which the interim or annual period relates. Upon adoption of this guidance, the Company has reflected the asset and liability related to the user cryptocurrencies safeguarded on the Company’s platform. We do not have any ownership or custody of the digital assets maintained on our platform. We engage the services of Wyre and BitGo to act as the custodians of the digital assets held on our platform. Wyre informed us they will no longer accept any cryptocurrency in our platform effective July 31, 2023. Any funds that remain other than the BLOCKS that is not accepted in Wyre as of that date will be considered unclaimed funds, and we expect no SAB 121 amounts to be reflected in the future.

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

The Company paid the refunds to the subscribers in the nine months ended September 30, 2022, and had no expenses related to the BLOCK ETX product line after February 28, 2022. For a full description of the BLOCK ETX/HUMBL Financial, refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023.

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

Current assets as of September 30, 2023 and December 31, 2022 – Discontinued Operations:

	September 30,	December 31,
	2023	2022
Cash	$-	$154,159
Accounts receivable	-	40,313

	$-	$194,472

Current liabilities as of September 30, 2023 and December 31, 2022 – Discontinued Operations:

	September 30,	December 31,
	2023	2022
Accounts payable and accrued expenses	$-	$99,342

	$-	$99,342

Non-current liabilities as of September 30, 2023 and December 31, 2022 – Discontinued Operations:

	September 30,	December 31,
	2023	2022
Long-term debt	$-	$150,000

	$-	$150,000

The Company reclassified the following operations to discontinued operations for the nine months ended September 30, 2023 and 2022, respectively.

	2023	2022
Revenue	$59,180	$1,077,041
Operating expenses	137,934	1,220,098
Other non-operating expenses	2,398	2,698
Net loss from discontinued operations	$(81,152)	$(145,755)

The Company reclassified the following operations to discontinued operations for the three months ended September 30, 2023 and 2022, respectively.

	2023	2022
Revenue	$-	$168,418
Operating expenses	-	444,941
Other non-operating expenses	-	1,538
Net loss from discontinued operations	$-	$(278,061)

The Company reflected the following gain on disposal for the nine months ended September 30, 2023 related to the sale of Tickeri:

	2023	2022
Common shares issued	$(47,816)	$-
Forgiveness of related party notes	10,000,000	-
Forgiveness of accrued expenses	1,489,041	-
Cash	(163,879)	-
Accounts receivable	(39,457)	-
Accounts payable and accrued expenses	189,358	-
Other (income) loss	150,000	-
Net gain on disposal	$11,577,247	$-

MONSTER

Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for the nine months ended September 30, 2023 and 2022 are reflected in discontinued operations, and the result of the disposal of Monster is reflected as a gain on disposal in the consolidated statements of operations.

Current assets as of September 30, 2023 and December 31, 2022 – Discontinued Operations:

	September 30,	December 31,
	2023	2022
Cash	$-	$133,699
Accounts receivable	-	224,275
Prepaid expenses and other current assets	-	6,756

	$-	$364,730

Non-current assets as of September 30, 2023 and December 31, 2022 – Discontinued Operations:

	September 30,	December 31,
	2023	2022
Fixed assets	$-	$3,936

	$-	$364,730

Current liabilities as of September 30, 2023 and December 31, 2022 – Discontinued Operations:

	September 30,	December 31,
	2023	2022
Accounts payable and accrued expenses	$-	$370,574
Due to seller	-	314,619
Current portion of related party notes payable	-	348,191

	$-	$1,033,384

The Company reclassified the following operations to discontinued operations for the nine months ended September 30, 2023 and 2022, respectively.

	2023	2022
Revenue	$558,125	$1,798,585
Operating expenses	699,601	5,355,642
Other non-operating expenses	7,747	13,817
Net loss from discontinued operations	$(149,223)	$(3,570,874)

The Company reclassified the following operations to discontinued operations for the three months ended September 30, 2023 and 2022, respectively.

	2023	2022
Revenue	$-	$240,073
Operating expenses	-	3,972,116
Other non-operating expenses	-	4,042
Net loss from discontinued operations	$-	$(3,736,085)

The Company reflected the following gain on disposal for the nine months ended September 30, 2023 related to the sale of Monster:

	2023	2022
Forgiveness of related party notes	$1,072,361	$-
Forgiveness of accrued expenses	656,619	-
Cash	(18,541)	-
Accounts receivable	(414,412)	-
Prepaid expenses and other current assets	(40,835)	-
Fixed assets	(3,093)	-
Accounts payable and accrued expenses	541,680	-
Due to seller	314,619	-
Net gain on disposal	$2,108,398	$-

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

The Company has up to one-year from the date of acquisition to adjust any of the acquired assets and liabilities for information obtained during this measurement period. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets or liabilities as of the acquisition date or a re-allocation of assets and liabilities is necessary, the Company will adjust these figures. The Company has performed an analysis on the purchase price allocation and has determined that there are no adjustments to be made from the original allocation. During the nine months ended September 30, 2022, the Company impaired $1,008,642 of the goodwill.

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

The following table shows the unaudited pro-forma results for the nine months ended September 30, 2022 as if the acquisitions had occurred on January 1, 2022. These unaudited pro forma results of operations are based on the historical financial statements and related notes of BizSecure, Ixaya, BM Authentics and the Company for 2022.

Nine Months Ended
September 30, 2022
(Unaudited)
Revenues	$722,057
Net loss	$(32,001,950)
Net loss per share	$(0.02)

The following table shows the unaudited pro-forma results for the three months ended September 30, 2022 as if the acquisitions had occurred on January 1, 2022. These unaudited pro forma results of operations are based on the historical financial statements and related notes of BizSecure, Ixaya, BM Authentics and the Company for 2022.

Three Months Ended
September 30, 2022
(Unaudited)
Revenues	$229,576
Net loss	$(11,846,204)
Net loss per share	$(0.00)

NOTE 5: REVENUE

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

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Revenue:
Services - Ixaya	$391,877	$61,500
Merchandise	234,537	8,248
Software	35,000	-
Tickets	7,879	15,294
NFTs	-	1,814
Rental income	-	17,691
Other	6,952	2,153
	$676,245	$106,700

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Revenue:
Services - Ixaya	$100,064	$5,607
Merchandise	63,214	998
Software	15,000	-
Tickets	1,914	4,949
NFTs	-	404
Rental income	-	9,182
Other	6,587	557
	$186,779	$21,697

There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company has $25,000 in deferred revenue as of September 30, 2023.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 6: INVENTORY

On November 2, 2022, in the acquisition of BM Authentics, the Company acquired $1,010,000 in inventory. Inventory consisted of sports merchandise and memorabilia ranging from autographed jerseys, bats, balls, helmets, and photos. As of September 30, 2023 and December 31, 2022, inventory is valued at $255,330 and $1,038,816, respectively. In the nine months ended September 30, 2023, the Company impaired $797,089 in inventory.

NOTE 7: FIXED ASSETS

As of September 30, 2023 and December 31, 2022, the Company has the following fixed assets:

	2023	2022
Equipment – 5 year-life	$14,282	$14,282
Furniture and fixtures – 5 year-life	16,308	16,308
Accumulated depreciation	(16,058)	(10,041)
	$14,532	$20,549

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

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $6,017 and $14,181, respectively, as the property was placed into service on July 1, 2021.

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

As of September 30, 2023 and December 31, 2022, the Company has the following intangible assets:

	2023	2022
Intellectual property - software – 5 year-life	$3,150,000	$3,150,000
Customer relationship – 5 year-life	275,000	275,000
Domain names – 15 year-life	275,020	275,020
Accumulated amortization - software	(2,705,833)	(2,608,333)
Accumulated amortization – customer relationship	(275,000)	(275,000)
Accumulated amortization - domain names	(27,058)	(13,307)
	$692,129	$803,380

In February 2022, the Company acquired intangible assets from BizSecure valued at $2,775,000, in March 2022 in the acquisition of Ixaya acquired intangible assets valued at $650,000. On December 31, 2022, the Company impaired $2,256,618 in intellectual property related to BizSecure.

Amortization expense for the nine months ended September 30, 2023 and 2022 was $111,251 and $457,717, respectively.

Amortization expense for the next five years and in the aggregate is as follows:

2024	$148,335
2025	148,335
2026	148,335
2027	137,502
2028	40,002
Thereafter	69,620
$692,129

As of September 30, 2023 and September 30, 2022, the Company has recorded goodwill as follows for our continuing operations:

	September 30, 2023	September 30, 2022
Balance – beginning of the period	$-	$-
Acquisition of BizSecure	-	3,981,000
Acquisition of Ixaya	-	1,008,642
Impairment for the period	-	(1,008,642)
	$-	$3,981,000

As of September 30, 2023, the Company had no remaining goodwill recorded.

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

The value of the digital assets as of September 30, 2023 and December 31, 2022 is $0 and $154,432 (of which the value of the non-fungible token of $147,823 is considered a non-current asset), respectively.

The following table presents additional information about the Company’s digital asset holdings during the nine months ended September 30, 2023:

Digital Assets Owned By HUMBL:

Nine Months Ended September 30, 2023	ETH	BLOCKS	BTC	WETH	DAI	USDC/USDT	Total
Balance – January 1, 2023	$114	$6,064	$201	$-	$-	$230	$6,609
Advertising expenses	(132)	-	-	-	-	(227)	(359)
Transfer	(6)	(2,502)	(177)	-	-	(3)	(2,688)
Impairment – digital assets	-	(3,562)	(24)	-	-	-	(3,586)
Gain (loss) on disposal of digital assets	24	-	-	-	-	-	24
Balance – September 30, 2023	$-	$-	$-	$-	$-	$-	$-

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

NOTE 10: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan is due in monthly payments of $7,110 MXN (approximately $350 US$) inclusive of interest and matures in July 2025. As of September 30, 2023 and December 31, 2022, the Company has $8,572 and $10,949 outstanding under the loan. As of September 30, 2023, the Company has included $4,898 in current liabilities, and the balance of $3,674 in long-term liabilities.

NOTE 11: NOTES PAYABLE

The Company entered into notes payable as follows as of September 30, 2023 and December 31, 2022. The chart below does not include notes payable that were repaid or converted during 2022, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	September 30, 2023	December 31, 2022

Note payable entered into February 8, 2023 with a maturity date of February 8, 2024 at 12% interest per annum	$22,333	$-
Note payable entered into May 11, 2023, with a maturity date of February 23, 2025 at 4% interest per annum (acquired from a related party lender (see Note 12))	-	-
Note payable entered into November 15, 2022 with a company pursuant to a settlement agreement and mutual release of claims, payments due in 5 equal payments on November 15, 2022, December 15, 2022, January 15, 2023, February 15, 2023 and June 15, 2023 (previously March 15, 2023) (January 2023 and February 2023 payments were made on December 30, 2022 to extend the final payment to June 15, 2023); upon satisfaction of the note payable, the Company will receive back 115,000,000 warrants. In lieu of interest, the company will keep 10,000,000 shares previously issued in exercise of warrants	-	440,000

Total	22,333	440,000
Less: Discounts	(452)	-
Less: Current portion	(21,881)	(440,000)
Long-term debt	$-	$-

Interest expense for the nine months ended September 30, 2023 and 2022 was $20,698 and $10,426, respectively. There was $144,888 in accrued interest as of September 30, 2023 as this was acquired along with the $2,700,000 related party note. The lender of the purchased note converted the $2,700,000 of the note for 1,335,308,441 shares of common stock which resulted in a $289,018 loss on conversion.

NOTE 12: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of September 30, 2023 and December 31, 2022. The chart below does not include notes payable that were repaid or converted during 2022, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	September 30, 2023	December 31, 2022

Notes payable ($435,000 and $65,000), at 5% interest, originally maturing April 1, 2022, extended to October 1, 2022 for the acquisition of Monster (see Note 4) with the two principals of Monster; payments due at maturity (increased note balance by $18,000 to the two noteholders for the extension which did not constitute a material modification of a debt instrument). In connection with the sale of the membership interests back to the former owners effective June 30, 2023, $300,000 of these notes were cancelled and the remaining $33,000 were exchanged for 20,000,000 warrants.	$-	$333,000

Notes payable to the sellers of Tickeri ($5,000,000 each for a total of $10,000,000) at 5% interest due December 3, 2022 (not considered in default by noteholders as this was settled on January 31, 2023)	-	10,000,000

Notes payable ($271,250 and $215,000), at 3% interest, maturing December 31, 2022, with family relatives of the two principals of Monster; payments due at maturity. These notes are now reflected in liabilities of discontinued operations at December 31, 2022 and have been sold back to the former owners as part of the sale effective June 30, 2023	-	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing February 22, 2025, payment due at maturity ($300,000 of this note was converted and the remaining $2,700,000 was sold to a third party (see Note 11)	-	3,000,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing March 31, 2025, payment due at maturity	1,150,000	1,500,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing July 26, 2025, payment due at maturity	2,000,000	2,000,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 6% interest, maturing July 3, 2024, payment due at maturity	200,000	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing November 15, 2024, payment due at maturity (represents four draws of the line of credit ($440,000 each) and one draw for $450,000 entered into on November 15, 2022)	2,650,000	2,200,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 6% interest, maturing March 23, 2024, payment due at maturity	250,000	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 6% interest, maturing July 11, 2024, payment due at maturity	50,000	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 6% interest, maturing September 14, 2024, payment due at maturity	100,000	-

Note payable with a company controlled by a senior member of management dated August 1, 2023 for a period of eighteen months; $100,000 due within 45 days of the note; $200,000 due in one-year and the remaining $100,000 due at maturity. The initial payment was not made within 45 days however the company did provide the Company additional time to make the payment without being in default.	390,139	-

Advance – officer – Ixaya, on demand, no interest	21,772	8,320

Total	6,811,911	19,041,320
Less: Current portion	(911,911)	(10,341,320)
Long-term debt	$5,900,000	$8,700,000

Maturities of notes payable – related parties as of September 30 is as follows:

2024	$911,911
2025	5,900,000
$6,811,911

Interest expense for the nine months ended September 30, 2023 and 2022 was $317,540 and $525,063, respectively. Accrued interest at September 30, 2023 was $355,667.

On January 31, 2023, in the sale back to the former owners of Tickeri, the $10,000,000 in related party notes along with $789,041 in accrued interest were included in the settlement and are no longer payable.

On April 28, 2023, $300,000 of a related party note was exchanged for 50,000,000 shares of common stock.

On July 13, 2023, $350,000 of a related party note was exchanged for 132,827,324 shares of common stock resulting in a loss on conversion of $61,765.

NOTE 13: CONVERTIBLE PROMISSORY NOTES

The Company entered into notes payable – related parties as follows as of September 30, 2023 and December 31, 2022. The chart below does not include notes payable – related parties that were repaid or converted during 2022. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	September 30, 2023	December 31, 2022

Convertible note at 10% interest, maturing July 14, 2022, extended to June 30, 2023 convertible into common shares	$-	$1,410,146

Convertible note at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share	420,000	1,020,000

Convertible note at 2.5% interest, maturing March 1, 2024 convertible into common shares at $0.012 per share	-	-

Convertible note at 9% interest, maturing February 8, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note at 9% interest, maturing March 6, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (a portion of this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note at 8% interest, maturing October 25, 2023, net of discount convertible into common shares at $0.0099 per share	-	-

Convertible note due November 23, 2023 convertible into shares at 70% of the Market Price as defined in the convertible note agreement in an amount up to $1,100,000. Company received the first tranche of $110,000, net of discount on February 23, 2023 and the second tranche of $55,000 on April 5, 2023. No interest unless there is an event of default (this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note due March 31, 2024, net of discount convertible into common shares at $0.008 per share	150,000	-

Convertible note at 9% interest, maturing April 5, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (this note is reclassified to “Derivative Liabilities”)	50,000	-

Convertible notes due July 26, 2024 into common shares equal to the lowest closing trade price of the common stock in the 10 days following the issuance date.	375,000	-

Convertible note due April 28, 2024, net of discount convertible into common shares at $0.008, no interest unless there is an event of default	65,000	-

Convertible note payable entered into April 10, 2023, with a maturity date of April 10, 2024, no interest charged unless in default	40,459	-

Convertible note in the amount of $400,000 purchased from another convertible note holder (see above, formerly had a balance of $1,020,000)	-	-

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting	685,000	-

Convertible note at 9% interest, maturing August 24, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement	60,000	-

Convertible note, maturing September 7, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement	55,000	-

Convertible note at 8% interest, maturing September 8, 2023 convertible into common shares at $0.012 per share, net of discount	-	222,000
	1,900,459	2,652,146
Less: Current portion	(1,840,028)	(2,636,411)
Less: Discounts	(60,431)	(15,735)
Long-term debt	$-	$-

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

On May 17, 2021, the Company issued a convertible promissory note to an investor for $1,020,000 with an original issue discount of $20,000, for a term of twenty-two months maturing March 17, 2023. The Company recognized a $20,000 original issue discount at inception of this convertible note. A total of $600,000 of this note was purchased by third parties who in turn converted the entire $600,000, leaving a remaining balance of $420,000 on the original note. The Company recognized a loss on the conversion of $7,201. These are reflected in our current portion of convertible notes payable as of September 30, 2023.

On December 8, 2022, the Company entered into an 8% convertible redeemable note in the amount of $222,000 with an original issue discount of $14,500, for a term of nine months due September 8, 2023. From the $207,500 in proceeds received, $7,500 was deducted to pay for legal fees of the issuer. The Company received net proceeds of $200,000. The note is convertible into shares of common stock at $0.012 per share. Should the Company be in default of this note, the conversion price would be equal to the lower of (a) $0.012 or (b) 70% of the lowest trading price for the fifteen prior trading days including the day upon which a conversion notice is received by the Company. In addition, the Company was required to reserve with the transfer agent, 74,000,000 shares of common stock for this note. The entire amount of this note was converted in six tranches in July and August 2023.

On January 25, 2023, the Company entered into an 8% convertible redeemable note in the amount of $138,750 with an original issue discount of $9,000, for a term of nine months due October 25, 2023. From the $129,750 in proceeds received, $4,750 was deducted to pay for legal fees of the issuer. The Company received net proceeds of $125,000. The note is convertible into shares of common stock at $0.0099 per share, as long as the note is not in default. Should the Company be in default of this note, the conversion price would be equal to the lower of (a) $0.0099 or (b) 70% of the lowest trading price for the fifteen prior trading days including the day upon which a conversion notice is received by the Company. In addition, the Company was required to reserve with the transfer agent, 57,000,000 shares of common stock for this note. This note was fully converted in July 2023.

On February 8, 2023, the Company entered into a 9% convertible promissory note in the amount of $77,500 with an original issue discount of $9,000, for a term of twelve months due February 8, 2024. From the $77,500 in proceeds received, $2,500 was deducted to pay for legal fees of the issuer. The Company received net proceeds of $75,000. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. In addition, the Company was required to reserve with the transfer agent, 76,884,920 shares of common stock for this note. This note was reclassified to Derivative Liabilities, See Note 15, as the conversion option qualified as a derivative instrument under ASC 815. This note was fully converted in three tranches in August 2023.

On February 23, 2023, the Company entered into a convertible promissory note in the amount up to $1,100,000. On February 23, 2023, the Company received the first tranche of this note in the amount of $110,000, including $10,000 in original issue discount for net proceeds of $100,000. On April 4, 2023, the Company received the second tranche of this note of $55,000, with a $5,000 original issue discount. On September 7, 2023, the Company received a third tranche of $55,000, with a $5,000 original issue discount. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days. In addition, the Company was required to reserve with the transfer agent, the amount of common shares equal to three times the number of common shares needed to convert any of the outstanding amounts received. At September 30, 2023, the reserve equals 175,000,000 shares of common stock for this note. This note was reclassified to Derivative Liabilities, See Note 15, as the conversion option qualified as a derivative instrument under ASC 815. As of September 30, 2023, one of the three notes have been fully converted with tranche two and three still outstanding.

On March 1, 2023, a noteholder sold $2,925,000 of their outstanding related party note to a third party. The entire note has been converted into 243,750,000 shares of common stock. This conversion resulted in a gain of $1,314,750.

On March 6, 2023, the Company entered into a 9% convertible promissory note in the amount of $59,250, for a term of twelve months due March 6, 2024. From the $59,250 in proceeds received, $4,250 was deducted to pay for legal fees of the issuer. The Company received net proceeds of $55,000. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. In addition, the Company was required to reserve with the transfer agent, 61,335,403 shares of common stock for this note. This note was reclassified to Derivative Liabilities, See Note 15, as the conversion option qualified as a derivative instrument under ASC 815. This note was fully converted in August 2023.

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

On May 10, 2023, we entered into an Equity Financing Agreement (“EFA”) and a Registration Rights Agreement (“Rights Agreement”) with Pacific Lion. Pursuant to the EFA, the Company has the right, subject to certain conditions, to sell up to $20,000,000 in shares of its common stock to Pacific Lion. Pursuant to the Rights Agreement, HUMBL agreed to file a registration statement to register the common stock issuable under the EFA. Following the registration of the securities under the EFA, HUMBL has the right to cause Pacific Lion to purchase its common stock at 85% of the lowest closing trade price in the previous 10 trading days by submitting a put notice to Pacific Lion. HUMBL may choose the dollar amount of each put notice; provided, however, the maximum dollar amount of any put cannot exceed 150% of HUMBL’s average daily trading volume in the previous 10 trading days. In addition, the amount of the put notice must not be less than $10,000 or greater than $200,000, unless otherwise agreed to by the parties. HUMBL may only deliver one put notice to Pacific Lion in any given 10 trading day period. Following an uplist to Nasdaq, NYSE or an equivalent national exchange, the conversion rate would increase from 85% to 90%. The amount of HUMBL shares owned by Pacific Lion cannot exceed 4.99% of the issue and outstanding shares of HUMBL common stock following the purchase by Pacific Lion of HUMBL shares under a put notice. We have agreed with Pacific Lion to delay the filing of the Registration Statement indefinitely.

On July 26, 2023, the Company entered into Securities Purchase Agreements with three different investors (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company issued three convertible promissory notes in the original principal amount of $125,000 and three warrants to purchase 187,500,000 shares of its common stock for a total purchase price of $375,000. The notes are due in 12 months from the issuance date, bear interest at the rate of 10% per annum and have a fixed conversion price equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. The warrants are exercisable for a period of five years, have a cashless exercise provision and an exercise price of $0.002 per share.

On August 24, 2023, the Company entered into a 9% convertible promissory note in the amount of $60,000, for a term of twelve months due August 24, 2024. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date.

All of the convertible promissory notes as of September 30, 2023 and December 31, 2022 are due in the next fiscal year, and therefore all current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the nine months ended September 30, 2023 and 2022 was $187,247 and $444,778, respectively. Amortization of debt discount, and original issue discount was $334,904 and $418,354 for the nine months ended September 30, 2023 and 2022, respectively. Accrued interest at September 30, 2023 was $197,754.

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

NOTE 14: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company entered into convertible notes payable – related parties as follows as of September 30, 2023 and December 31, 2022. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2022. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	September 30, 2023	December 31, 2022
	2,083,830	7,500,000
Less: Current portion	(2,083,830)	(7,500,000)
Long-term debt	$-	$-

All of the convertible promissory notes – related parties are in default and reflected in current liabilities as of September 30, 2023.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. During the six months ended June 30, 2023, the Company converted $361,413 of the $975,000 note and sold the remaining $613,587 to a third party, who since converted the entire amount. Of the $5,525,000 note, the noteholder sold $2,925,000 to a third party who since converted the entire amount and converted $900,000 of this note. In the securities purchase agreement entered into effective June 30, 2023, $1,000,000 of the remaining balance of the note was cancelled, leaving a balance of $2,308,830. Of this amount $225,000 was sold to a third party and converted in August 2023, leaving a balance outstanding of $2,083,830.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

In the nine months ended September 30, 2023, the convertible noteholders and parties they sold their notes to converted the $5,025,000 into 551,697,137 shares of common stock. These transactions resulted in a gain on conversion of notes payable in the amount of $2,029,602, which is reflected in the consolidated statements of operations for the nine months ended September 30, 2023.

Interest expense for the nine months ended September 30, 2023 and 2022 was $138,594 and $280,479, respectively.

NOTE 15: DERIVATIVE LIABILITIES

The Company entered into several convertible notes payable during the nine months ended September 30, 2023, that terms include variable conversion prices (see Note 13). The Company evaluated these terms and determined that the conversion option on the convertible notes payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Instruments. The estimated fair value of the Derivative Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on September 30, 2023 and at inception:

	Nine Months Ended September 30, 2023	Inception
Expected term	0.20 – 1.00 years	0.75 – 1.00 years
Expected volatility	118 - 149%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	4.85 – 5.55%	4.85%
Market price	$0.0007 – $0.013	$0.0078 - $0.013

The Company’s derivative liabilities as of September 30, 2023 and inception associated with the offerings are as follows.

	September 30, 2023 (unaudited)	December 31, 2022	Inception
Fair value of conversion option on February 8, 2023 note (see Note 13)	$-	-	$122,025
Fair value of conversion option on February 23, 2023 note (see Note 13)	-		127,100
Fair value of conversion option on March 6, 2023 note (see Note 13)	-	-	47,919
Fair value of conversion option on April 5, 2023 note (see Note 13)	58,119	-	59,133
Fair value of conversion option on April 5, 2023 note (see Note 13)	63,931	-	66,515
	$122,050	$-	$422,692

Activity related to the derivative liabilities for the nine months ended September 30, 2023 is as follows:

Beginning balance as of December 31, 2022	$-
Bifurcation of conversion option on convertible notes payable	422,692
Reclassification to equity upon conversion of convertible notes payable	(257,865)
Change in fair value of derivative liabilities	(42,777)
Ending balance as of September 30, 2023	$122,050

There were no derivative liabilities in the nine months ended September 30, 2022.

NOTE 16: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, and 570,000 shares of Series B Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

There was no activity in the three months ended September 30, 2023.

As of September 30, 2023, the Company has 390,380 shares of Series B Preferred Stock issued and outstanding.

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

Common Stock

The Company has 12,500,000,000 shares of common stock, par value $0.00001, authorized. The Company has 7,126,886,366 and 2,182,343,775 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023.

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

In the three months ended September 30, 2023, the Company: (a) issued 428,631,922 shares for services rendered valued at $861,100; (b) 2,460,231,239 shares for conversion of notes payable and accrued interest valued at $4,198,292, and recognized a loss on conversion of these shares in the amount of $897,257; (c) 127,000,000 shares of common stock in a settlement with BizSecure for $406,400; and (d) issued 3,350,000 shares of common stock for vested RSUs to BizSecure.

During the three months ended September 30, 2023, the Company expensed $12,292 related to shares issued to consultants and advisors for services as noted above, leaving $0 of stock-based compensation yet to be expensed as of September 30, 2023.

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

On July 26, 2023, the Company entered into Securities Purchase Agreements with three different investors (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company issued three convertible promissory notes in the original principal amount of $125,000 and three warrants to purchase 187,500,000 shares of its common stock for a total purchase price of $375,000. The notes are due in 12 months from the issuance date, bear interest at the rate of 10% per annum and have a fixed conversion price equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. The warrants are exercisable for a period of five years, have a cashless exercise provision and an exercise price of $0.002 per share.

The following represents a summary of the warrants:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	347,234,804	$0.26265	283,650,000	$0.32627

Granted	803,000,000	0.0094	76,666,666	0.035
Exercised	-	-	(10,000,000)	0.20
Forfeited	(115,000,000)	-	(700,000)	-
Expired	(17,000,000)	-	-	-
Ending balance	1,018,234,804	$0.0577	349,616,666	$0.2661
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	4.03		1.79

As of September 30, 2023, 1,018,234,804 warrants are vested.

For the nine months ended September 30, 2023 and 2022, the Company incurred stock-based compensation expense of $2,872,004 and $6,206,269, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of September 30, 2023, there remains unrecognized stock-based compensation expense related to these warrants of $10,098,715 comprising of service-based grants through June 30, 2026.

Options

Options issued in 2023 and 2022 consisted of the following:

On May 26, 2022, the Company granted 8,660,000 stock options to employees. These options have a term of 10 years and are exercisable into shares of common stock at a price of $0.0983 per share.

As of September 30, 2023, 5,000,000 of the May 26, 2022 options as well as 630,000 options issued in 2021 have been forfeited. As of September 30, 2023, 3,036,667 options are exercisable.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	4,005,000	$0.1501	630,000	$0.70

Granted	-	-	8,660,000	0.0983
Exercised	-	-	-	-
Forfeited	(345,000)	-	-	-
Expired	-	-	-	-
Ending balance	3,660,000	$0.0983	9,290,000	$0.1391
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	8.66		9.62

For the nine months ended September 30, 2023 and 2022, the Company incurred stock-based compensation expense of $134,503 and $377,147, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Expected term	-	10
Expected volatility	-%	120%
Expected dividend yield	-	-
Risk-free interest rate	-%	2.74%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	16,750,000	$0.1689	-	$-

Granted	-	-	26,800,000	0.1689
Exercised	-	-	-	-
Forfeited	-	-	(3,350,000)	-
Vested	(10,050,000)	-	-	-
Ending balance	6,700,000	$0.1689	23,450,000	$0.1689

On December 30, 2022, the Company and BizSecure negotiated a settlement of all claims resulting from the Company’s inability to timely register the 13,200,000 shares of common stock issued February 12, 2022 and 10,050,000 RSUs that vested during 2022. As a result, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms and the Company will continue the process to get those RSUs registered for resale and re-negotiate the terms of the common shares to be issued to BizSecure. For the nine months ended September 30, 2023, 10,050,000 RSUs vested. In 2023 6,700,000 of these shares were issued for the vested RSUs.

For the nine months ended September 30, 2023 and 2022, the Company amortized $1,697,445 and $1,131,630, of the contingent consideration to additional paid in capital, respectively for the RSUs.

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

The following represents segment reporting for continuing operations only:

Nine Months Ended September 30, 2022	Consumer		Commercial	Total
Segmented operating revenues		$45,200	$61,150	$106,350
Cost of revenues		19,395	72,977	92,372
Gross profit (loss)		25,805	(11,827)	13,978
Total operating expenses net of depreciation, amortization and impairment		21,013,194	1,087,569	22,100,763
Depreciation, amortization and impairment		1,457,116	1,616,994	3,074,110
Other expenses (income)		3,126,782	(18,701)	3,108,081
(Loss) from continuing operations		$(25,571,287)	$(2,697,689)	$(28,268,976)

Segmented assets as of September 30, 2022
Property and equipment, net		$26,912	$-	$26,912
Intangible assets	$		$3,242,302	$3,242,302
Intangible assets – digital assets		$130,776	$147,823	$278,599
Goodwill		$3,981,000	$-	$3,981,000
Capital expenditures		$8,510	$-	$8,510

Nine Months Ended September 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$249,368	$426,877	$676,245
Cost of revenues	208,610	83,665	292,275
Gross profit	40,758	343,212	383,970
Total operating expenses net of depreciation, amortization and impairment	8,500,814	1,831,221	10,332,035
Depreciation, amortization and impairment	951,148	114,618	1,065,766
Other expenses (income)	599,292	862,696	1,461,988
(Loss) from continuing operations	$(10,010,496)	$(2,465,323)	$(12,475,819)

Segmented assets as of September 30, 2023
Property and equipment, net	$14,532	$-	$14,532
Intangible assets	$247,962	$444,167	$692,129
Capital expenditures	$-	$-	$-

Three Months Ended September 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$15,740	$5,607	$21,347
Cost of revenues	18,103	36,569	54,672
Gross profit (loss)	(2,363)	(30,962)	(33,325)
Total operating expenses net of depreciation, amortization and impairment	5,963,340	195,454	6,158,794
Depreciation, amortization and impairment	351,740	214,258	565,998
Other expenses (income)	777,093	(9,275)	767,818
(Loss) from continuing operations	$(7,094,536)	$(431,399)	$(7,525,935)

Three Months Ended September 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$71,715	$115,064	$186,779
Cost of revenues	28,064	44,570	72,634
Gross profit	43,651	70,494	114,145
Total operating expenses net of depreciation, amortization and impairment	3,049,956	792,517	3,842,473
Depreciation, amortization and impairment	803,019	33,158	836,177
Other expenses (income)	392,210	859,791	1,252,001
(Loss) from continuing operations	$(4,201,534)	$(1,614,972)	$(5,816,506)

The HUMBL Financial sector as well as the operations of Tickeri and Monster are reflected in discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2023 and 2022.

NOTE 20: LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On October 27, 2022, through our attorneys, we filed a motion to dismiss the complaint for failure to state a claim, which is presently pending for resolution before the court. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware. On October 30, 2023, we filed a Motion to Dismiss the lawsuit with the District Court of Delaware.

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

NOTE 21: COMMITMENTS

On May 10, 2023, we entered into an Equity Financing Agreement (“EFA”) and a Registration Rights Agreement (“Rights Agreement”) with Pacific Lion. Pursuant to the EFA, the Company has the right, subject to certain conditions, to sell up to $20,000,000 in shares of its common stock to Pacific Lion. Pursuant to the Rights Agreement, HUMBL agreed to file a registration statement to register the common stock issuable under the EFA. Following the registration of the securities under the EFA, HUMBL has the right to cause Pacific Lion to purchase its common stock at 85% of the lowest closing trade price in the previous 10 trading days by submitting a put notice to Pacific Lion. HUMBL may choose the dollar amount of each put notice; provided, however, the maximum dollar amount of any put cannot exceed 150% of HUMBL’s average daily trading volume in the previous 10 trading days. In addition, the amount of the put notice must not be less than $10,000 or greater than $200,000, unless otherwise agreed to by the parties. HUMBL may only deliver one put notice to Pacific Lion in any given 10 trading day period. Following an uplist to Nasdaq, NYSE or an equivalent national exchange, the conversion rate would increase from 85% to 90%. The amount of HUMBL shares owned by Pacific Lion cannot exceed 4.99% of the issue and outstanding shares of HUMBL common stock following the purchase by Pacific Lion of HUMBL shares under a put notice. We have agreed with Pacific Lion to delay the filing of the registration statement indefinitely.

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

NOTE 22: SUBSEQUENT EVENTS

Between October 1, 2023 and November 13, 2023, the Company issued 1,248,887,755 shares of common stock in conversion of $542,800 in convertible notes, 68,350,000 in services rendered and 70,000,000 shares in conversion of 7,000 Series B Preferred shares.

On October 3, 2023, the Company signed a Securities Purchase Agreement (“SPA”) with Pacific Lion that will provide the Company with $2,040,000 in capital over the next six months. The Company received the first installment of $300,000 in financing from Pacific Lion under this new funding structure in the last week of September 2023 and the first week of October 2023. This financing necessitated the creation of a new Class C Preferred Stock that the Company achieved through a Certificate of Designation of the Series C Preferred Stock it filed October 24, 2023 with the Delaware Secretary of State.

Key features of the new Class C Preferred Stock include: (a) no voluntary conversion into common shares for two years; (b) automatic conversion at a 25% discount if listed on a national exchange; (c) prohibition on variable discount rate financings with any new investors; and (d) no voting rights.

To mitigate shareholder dilution, a 12-month lock-up / leak-out agreement will be implemented for Class C Preferred holders that will take effect subsequent to uplisting on a major national exchange and registration rights after conversion of the Series C Preferred Stock following an uplist to a national exchange.

In addition, the Company entered into a letter agreement dated October 9, 2023 providing Pacific Lion with a right of first refusal prior to issuing any shares of common stock in connection with debt consolidation efforts.

On October 23, 2023, the Company entered into an Exchange Agreement and an Investor Rights Agreement with Sartorii, LLC, a related party. Pursuant to the Exchange Agreement, Sartorii, LLC agreed to exchange all of their outstanding promissory notes, including accrued interest, for 8,775 shares of Series C Preferred Stock. The total outstanding principal and interest approximated $6,500,000.

On October 24, 2023, the Company filed a Certificate of Designation with the State of Delaware to designate 20,000 shares to be authorized for Series C Preferred Stock.

The criteria established for the Series C Preferred Stock was as follows:

Dividends. Shares of Series C Preferred Stock shall not be entitled to receive any dividend.

Conversion. (a) Automatic Conversion – upon such time the Company shall become listed on a national securities exchange, the Series C Preferred stock shall automatically convert into shares of the Company’s common stock at a conversion price equal to a 25% discount to the public offering price, if the uplist occurs in connection with an underwriters effective registration statement registering the offer and sale of the Company’s common stock, or, in the event that the uplist occurs without a public offering, then the conversion rate shall be a 25% discount to the opening trading price on such national securities exchange. In connection with a public offering, each holder hereby consents to a cutback and/or lockup not to exceed 180 calendar days of its as-converted common stock if such cutback and/or lockup is required by the underwriter of the public offering; and (b) Voluntary Conversion – after the two year anniversary of the issuance of any share of Series C Preferred Stock, and provided that an uplist has not been consummated, the holder may convert their shares of Series C Preferred Stock, at their sole and absolute discretion into shares of common stock at the then fair market value of the common stock.

Redemption. The Series C Preferred Stock shall not be subject to mandatory redemption.

Voting Rights. Holders of Series C Preferred Stock shall have no voting rights.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (“Liquidation Event”), before any distribution or payment shall be made to the holders of the Series C Preferred Stock, and after the distribution or payment to the Series A Preferred Stock and Series B Preferred Stock, in accordance with their respective terms, the holders of the Series C Preferred Stock shall be entitled to receive an amount per share equal to the sum of the initial issuance price applicable to such Series C Preferred Stock for each outstanding share of Series C Preferred Stock plus any declared but unpaid dividends on such share. The initial issuance price shall mean $1,000 per share (as adjusted for stock splits, stock dividends, recapitalizations, and similar transactions). If upon, any Liquidation Event, the assets of the Company shall be insufficient to make payment in full to the holders of the Series C Preferred Stock of the applicable Liquidation Preference, then such assets shall be distributed among the holders of the Series C Preferred Stock at the time outstanding, ratably in proportion to the full preferential amounts to which they would otherwise be entitled.

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

On June 30, 2021, we acquired Monster Creative, LLC (“Monster”). Monster is a Hollywood production studio that specializes in producing movie trailers and other related content. As part of the acquisition, we entered into certain debt instruments with the founders of Monster that are in default as they were due December 31, 2022. Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for the six months ended June 30, 2023 and 2022 are reflected in discontinued operations, and the result of the disposal of Monster is reflected as a gain on disposal in the consolidated statements of operations. For the full description of Monster, refer to the Form 10-K filed April 6, 2023.

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

On May 10, 2023, we entered into an Equity Financing Agreement (“EFA”) and a Registration Rights Agreement (“Rights Agreement”) with Pacific Lion. Pursuant to the EFA, the Company has the right, subject to certain conditions, to sell up to $20,000,000 in shares of its common stock to Pacific Lion. Pursuant to the Rights Agreement, HUMBL agreed to file a registration statement to register the common stock issuable under the EFA. Following the registration of the securities under the EFA, HUMBL has the right to cause Pacific Lion to purchase its common stock at 85% of the lowest closing trade price in the previous 10 trading days by submitting a put notice to Pacific Lion. HUMBL may choose the dollar amount of each put notice; provided, however, the maximum dollar amount of any put cannot exceed 150% of HUMBL’s average daily trading volume in the previous 10 trading days. In addition, the amount of the put notice must not be less than $10,000 or greater than $200,000, unless otherwise agreed to by the parties. HUMBL may only deliver one put notice to Pacific Lion in any given 10 trading day period. Following an uplist to Nasdaq, NYSE or an equivalent national exchange, the conversion rate would increase from 85% to 90%. The amount of HUMBL shares owned by Pacific Lion cannot exceed 4.99% of the issue and outstanding shares of HUMBL common stock following the purchase by Pacific Lion of HUMBL shares under a put notice. We have agreed with Pacific Lion to delay the filing of the registration statement indefinitely.

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

HUMBL - Commercial Division (HBS)

Our digital wallet and website can also be used as a white label or “Powered by HUMBL” solution for commercial clients.

-	Government - HUMBL is one of the first government-approved digital wallets in the State of California. We are currently in the middle of rolling out a pilot program with the County of Santa Cruz, CA, that will deliver a digital wallet for Santa Cruz County citizens to help them interact more effectively with County government in areas of record keeping such as applications, permits and licensing.

-	Sports Leagues and Arenas - HUMBL is the “Official Technology Platform” of the Arena Football League (AFL) through the 2028 season. HUMBL will be providing a digital wallet, website and ticketing services for all 16 teams of this sports league, alongside other major ticketing providers such as Ticketmaster and Seat Geek.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table sets forth the summary operations for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30, 2023	September 30, 2022

Revenues	$676,245	$106,350
Cost of Revenues	$292,275	$92,372
Gross Profit	$383,970	$13,978
Development Costs	$161,980	$2,242,668
Professional Fees	$1,474,131	$3,275,300
Settlement	$806,400	$1,552,400
Stock-based compensation	$5,894,280	$10,146,188
Impairment - inventory	$797,089	$-
Impairment – intangible assets including goodwill	$-	$1,008,642
Impairment – digital assets	$151,409	$1,593,570
General and Administrative Expenses	$2,112,512	$5,356,105
Interest Expense	$(548,594)	$(1,262,925)
Loss on sale of fixed assets	$-	$(57,318)
Amortization of Debt Discounts	$(334,904)	$(1,668,881)
Change in fair value of derivative liabilities	$42,777	$-
Derivative expense	$(95,866)	$-
Gain on Sale of Digital Assets	$24	$187,009
Loss on conversion of convertible notes payable	$(525,425)	$(305,966)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(12,475,819)	$(28,268,976)

Revenues

Revenues for the nine months ended September 30, 2023 were $676,245 as compared to $106,350 for the nine months ended September 30, 2022, an increase of $569,895. The increase was due in large part to the sales of merchandise from our marketplace which included items from BM Authentics and from services rendered from our Mexican subsidiary, Ixaya.

Cost of Revenues and Gross Profit

Cost of revenues for the nine months ended September 30, 2023 were $292,275 as compared to $92,372 for the nine months ended September 30, 2022, an increase of $199,903. The increase was primarily due to increases in our marketplace for BM Authentics and our cost of labor for Ixaya.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were $11,397,801 as compared to $25,174,873 for the nine months ended September 30, 2022, a decrease of $13,777,072. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Our non-cash charges have already declined from levels in 2022 as our stock-based compensation will be reduced and we have already impaired most of our intangible assets and all of our goodwill.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the nine months ended September 30, 2023 were $161,980 compared with $2,242,668 for the nine months ended September 30, 2022. The decrease of development costs related to the roll out of various projects such as the HUMBL Wallet and Social in 2022.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the nine months ended September 30, 2023 were $1,474,131 compared to $3,275,300 for the nine months ended September 30, 2022. The decrease in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2022 versus 2023. We expect that these costs will continue decreasing during 2023.

Settlement

The Company incurred $806,400 in settlement expenses for the nine months ended September 30, 2023 and $1,552,400 in settlement expenses for the nine months ended September 30, 2022 related to agreements with individuals for liabilities incurred.

Stock-Based Compensation

The Company incurred $5,894,280 in stock-based compensation expenses for the nine months ended September 30, 2023 compared to $10,146,188 for the nine months ended September 30, 2022 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Intangible Assets including Goodwill and Digital Assets and Inventory

The Company incurred $1,008,784 in non-cash charges related to impairment of intangible assets including goodwill in 2022, and $151,409 and $1,593,570 in impairment of our digital assets in the nine months ended September 30, 2023 and 2022. The intangible asset impairment relates to the impairment on the goodwill incurred in the Ixaya acquisition. The impairment of the digital assets was based on the valuation changes in the digital assets we held. Effective June 30, 2023, we held no digital assets. We impaired $797,089 in 2023 related to our inventory as a one-time adjustment.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2023 were $2,112,512 compared with $5,356,105 for the nine months ended September 30, 2022. The decrease in general and administrative expenses of $3,243,593 is related to the following approximate reductions in expenses as follows: salaries and wages ($1,602,000) advertising and business development expenses ($340,000), travel and conferences ($213,000), penalties ($700,000), recruitment ($54,000), insurance ($45,000), rent ($26,000), security ($124,000) and all other general and administrative costs (approximately $140,000).

Other Income (Expense)

In the nine months ended September 30, 2023 we incurred $1,461,988 in other expenses, compared to $3,108,081 in other expenses in the nine months ended September 30, 2022, a decrease of $1,646,093. The other expenses relate to amortization of discounts of $334,904 and $1,668,881, respectively for the 2023 and 2022 periods, as well as interest expense of $548,594 and $1,262,925, respectively. Gain on sale of digital assets of $24 and $187,009, and a loss on conversion of convertible notes payable of $525,425 and a loss of $305,966 for 2023 and 2022, respectively. In 2023, we had $95,866 in derivative expenses and a change in the fair value of derivative liabilities of $42,777 related to convertible notes entered into during this period. We had a loss of $57,318 on sale of fixed assets in 2022. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the nine months ended September 30, 2023 was ($12,475,819) as compared to a net loss of ($28,268,976) for the nine months ended September 30, 2022. The $15,793,157 decrease in the net loss was due to the changes noted herein.

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

The following represents segment reporting for continuing operations only:

Nine Months Ended September 30, 2022	Consumer		Commercial	Total
Segmented operating revenues		$45,200	$61,150	$106,350
Cost of revenues		19,395	72,977	92,372
Gross profit (loss)		25,805	(11,827)	13,978
Total operating expenses net of depreciation, amortization and impairment		21,013,194	1,087,569	22,100,763
Depreciation, amortization and impairment		1,457,116	1,616,994	3,074,110
Other expenses (income)		3,126,782	(18,701)	3,108,081
(Loss) from continuing operations		$(25,571,287)	$(2,697,689)	$(28,268,976)

Segmented assets as of September 30, 2022
Property and equipment, net		$26,912	$-	$26,912
Intangible assets	$		$3,242,302	$3,242,302
Intangible assets – digital assets		$130,776	$147,823	$278,599
Goodwill		$3,981,000	$-	$3,981,000
Capital expenditures		$8,510	$-	$8,510

Nine Months Ended September 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$249,368	$426,877	$676,245
Cost of revenues	208,610	83,665	292,275
Gross profit	40,758	343,212	383,970
Total operating expenses net of depreciation, amortization and impairment	8,500,814	1,831,221	10,332,035
Depreciation, amortization and impairment	951,148	114,618	1,065,766
Other expenses (income)	599,292	862,696	1,461,988
(Loss) from continuing operations	$(10,010,496)	$(2,465,323)	$(12,475,819)

Segmented assets as of September 30, 2023
Property and equipment, net	$14,532	$-	$14,532
Intangible assets	$247,962	$444,167	$692,129
Capital expenditures	$-	$-	$-

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table sets forth the summary operations for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30, 2023	September 30, 2022

Revenues	$186,779	$21,347
Cost of Revenues	$72,634	$54,672
Gross Profit (Loss)	$114,145	$(33,325)
Development Costs	$-	$167,265
Professional Fees	$699,107	$1,663,702
Settlement	$806,400	$432,000
Stock-based compensation	$1,853,653	$3,350,541
Impairment - inventory	$797,089	$-
Impairment – digital assets	$-	$381,688
General and Administrative Expenses	$522,401	$729,596
Interest Expense	$(35,009)	$(483,135)
Loss on sale of fixed assets	$-	$(57,318)
Amortization of Debt Discounts	$(305,803)	$(12,614)
Change in fair value of derivative liabilities	$2,584	$-
Derivative expense	$(16,515)	$-
Gain on Sale of Digital Assets	$-	$91,215
(Loss) on conversion of convertible notes payable	$(897,258)	$(305,966)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(5,816,506)	$(7,525,935)

Revenues

Revenues for the three months ended September 30, 2023 were $186,779 as compared to $21,347 for the three months ended September 30, 2022, an increase of $165,432. The increase was due in large part to the sales of merchandise from our marketplace which included items from BM Authentics and from services rendered from our Mexican subsidiary, Ixaya.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended September 30, 2023 were $72,634 as compared to $54,672 for the three months ended September 30, 2022, an increase of $17,962. The increase was primarily due to increases in our marketplace for BM Authentics and our cost of labor for Ixaya.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were $4,678,650 as compared to $6,724,792 for the three months ended September 30, 2022, a decrease of $2,046,142. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Our non-cash charges have already declined from levels in 2022 as our stock-based compensation will be reduced and we have already impaired most of our intangible assets and all of our goodwill.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the three months ended September 30, 2023 were $0 compared with $167,265 for the three months ended September 30, 2022. The decrease of development costs related to the roll out of various projects such as the HUMBL Wallet and Social in 2022.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended September 30, 2023 were $699,107 compared to $1,663,702 for the three months ended September 30, 2022. The decrease in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2022 versus 2023. We expect that these costs will continue decreasing during 2023.

Settlement

The Company incurred $806,400 and $432,000 in settlement expenses which are included in our operating expenses for the three months ended September 30, 2023 and 2022 related to agreements with individuals for liabilities incurred.

Stock-Based Compensation

The Company incurred $1,853,653 in stock-based compensation expenses for the three months ended September 30, 2023 compared to $3,350,541 for the three months ended September 30, 2022 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Intangible Assets including Goodwill and Digital Assets and Inventory

The Company incurred $0 and $381,688 in impairment of our digital assets in the three months ended September 30, 2023 and 2022. The impairment of the digital assets was based on the valuation changes in the digital assets we held. Effective June 30, 2023, we held no digital assets. We impaired $797,089 in 2023 related to our inventory as a one-time adjustment.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 were $522,401 compared with $729,596 for the three months ended September 30, 2022. The decrease in general and administrative expenses of $207,195 is related to the reductions in expenses for salaries, penalties, advertising, rent, travel and insurance.

Other Income (Expense)

In the three months ended September 30, 2023 we incurred $1,252,001 in other income, compared to $767,818 in other expenses in the three months ended September 30, 2022, a decrease of $484,183. The other income and expenses relate to amortization of discounts of $305,803 and $12,614, respectively for the 2023 and 2022 periods, as well as interest expense of $35,009 and $483,135, respectively. Gain on sale of digital assets of $0 and $91,215, and a loss on conversion of convertible notes payable of $897,258 and a loss on conversion of $305,966 for 2023 and 2022, respectively. In 2023, we had $16,515 in derivative expenses and a change in the fair value of derivative liabilities of $2,584 related to convertible notes entered into during this period. We had a loss on sale of fixed assets of $57,318 in 2022. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the three months ended September 30, 2023 was ($5,816,506) as compared to a net loss of ($7,525,935) for the three months ended September 30, 2022. The $1,709,429 decrease in the net loss was due to the changes noted herein.

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

The following represents segment reporting for continuing operations only:

Three Months Ended September 30, 2022	Consumer	Commercial	Total
Segmented operating revenues	$15,740	$5,607	$21,347
Cost of revenues	18,103	36,569	54,672
Gross profit (loss)	(2,363)	(30,962)	(33,325)
Total operating expenses net of depreciation, amortization and impairment	5,963,340	195,454	6,158,794
Depreciation, amortization and impairment	351,740	214,258	565,998
Other expenses (income)	777,093	(9,275)	767,818
(Loss) from continuing operations	$(7,094,536)	$(431,399)	$(7,525,935)

Three Months Ended September 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$71,715	$115,064	$186,779
Cost of revenues	28,064	44,570	72,634
Gross profit	43,651	70,494	114,145
Total operating expenses net of depreciation, amortization and impairment	3,049,956	792,517	3,842,473
Depreciation, amortization and impairment	803,019	33,158	836,177
Other expenses (income)	392,210	859,791	1,252,001
(Loss) from continuing operations	$(4,201,534)	$(1,614,972)	$(5,816,506)

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

As of September 30, 2023, we had $117,791 in cash. During the last two years we have built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a very minimal impact on the Company’s operations.

We had a working capital deficit of $7,192,076 and $27,408,687 as of September 30, 2023 and December 31, 2022, respectively. The majority of our current liabilities is in the form of related party notes, convertible notes and accounts payable. The decrease in working capital is the direct result of these notes as well as the debt incurred related to the cash necessary to continue the development of our mobile wallet. A majority of the Company’s operating expenses in the past two years were the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $386,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the nine months ended September 30, 2023 received net proceeds of $2,122,773 from various debt financings, net of repayments, and has received $50,000 as a contribution from our CEO as well as $360,050 from the sale of common stock and warrants and $100,000 that was for a Series C preferred stock issuance when the finalization of the Certificate of Designation is complete. In the nine months ended September 30, 2022, the Company received $2,000,000 in warrant exercises, $406,040 in capital contributions from our CEO and $5,806,702 in various debt financings, net of repayments, and $425,000 from the issuance of common stock, however, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As September 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On October 27, 2022, through our attorneys, we filed a motion to dismiss the complaint for failure to state a claim, which is presently pending for resolution before the court. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware. We filed a Motion to Dismiss with the District Court of Delaware on October 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 26, 2023, the Company entered into Securities Purchase Agreements with three different investors (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company issued three convertible promissory notes in the original principal amount of $125,000 and three warrants to purchase 187,500,000 shares of its common stock for a total purchase price of $375,000. The proceeds will be used for general working capital.

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at HUMBL Inc., 101 W. Broadway, Suite 1450, San Diego, California 92101, telephone (786) 738-9012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMBL, Inc.

Date: November 13, 2023	By:	/s/ BRIAN FOOTE
Brian Foote
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

