Form 10-K
period 2023-12-31
HUMBL, INC.
filed 2024-03-28
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-31267

HUMBL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1296318
State or other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

101 W. Broadway, Suite 1450 San Diego, CA	92101
Address of Principal Executive Offices	Zip Code

(786) 738 9012

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	HMBL	OTC Pink

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates was $17,223,692.43 at the close of business on June 30, 2023 (the last business day of the registrant’s fiscal 2023 second fiscal quarter) based on the closing price of the common stock as reported on the June 30, 2023. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2024, there were 12,961,676,233 shares of the registrant’s Common Stock outstanding.

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

1

PART I

ITEM 1. BUSINESS

OVERVIEW

HUMBL, Inc. (“HUMBL” or the “Company”) is a Web 3, digital commerce company that operates a platform to connect consumers, businesses and governments in the digital economy. HUMBL provides simple tools and packaging for complex new technologies such as blockchain, in the same way that previous cycles of e-commerce and the cloud were more simply packaged by companies such as Facebook, Apple, Amazon and Netflix over the past several decades. The Company through its product offerings is looking to simplify and package the digital economy for consumers, businesses and governments.

The goal of HUMBL is to provide ready built tools and platforms for consumers to seamlessly participate in the digital economy. HUMBL is built on a patent-pending, decentralized technology stack that utilizes both core and partner technologies to provide faster connections to the digital economy and each other.

The Company is organized into two divisions: a) HUMBL Consumer, and b) HUMBL Commercial. Through these two divisions the Company offers its core products and services. The majority of the Company’s operations in 2023 were focused on the consumer division.

HUMBL – A Verified Commerce Platform

HUMBL delivers a digital wallet and website as our core services. HUMBL provides customers with the ability to connect with consumers and merchants that have all been fully verified.

1.	HUMBL Wallet
2.	HUMBL.com
3.	HUMBL Commercial Services

HUMBL Wallet

The HUMBL Wallet is a 4.9 star application that is available for download on major app stores. The HUMBL Wallet is the centerpiece of the consumer experience on the HUMBL platform. The HUMBL Wallet consolidates a variety of services for customers in one place and helps us to verify customers and merchants. The HUMBL Wallet includes the following features:

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

The HUMBL Wallet uses third-party service providers SumSub, Clear and Dejah to perform know-your-customer/know-your-business services and authenticate customers. We do not capture or store consumers’ information on our servers, except for their corresponding name, wallet address and email address for basic communications with the verified user. We do not resell our customers data.

The HUMBL Wallet is available in over 130 countries and is not available in any OFAC Countries. The HUMBL Wallet no longer allows customers to buy, sell or swap digital assets.

HUMBL.com

i.	HUMBL Search Engine

The HUMBL Search Engine is available via the HUMBL Wallet and the HUMBL.com Platform. The HUMBL Search Engine allows customers to search for articles, news, images, videos and more. The search engine also serves as a discovery layer for consumers to search for verified merchandise and tickets.

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

The ticketing content provided on HUMBL Tickets spans across major live music, sports, festivals, and events in multiple countries. HUMBL Tickets advertises its services primarily across social media, including our own HUMBL Social platform.

iii.	HUMBL Authentics

HUMBL Authentics was designed to pair authenticated buyers and sellers in verified, digital commerce. HUMBL Authentics currently works with clients such as professional athletes, brands, and marketing and talent agencies, to provide sports merchandise ranging from autographed jerseys, bats, balls, helmets, photos, and more.

HUMBL Authentics mitigates forgeries by pairing physical merchandise with digital certificates of registration. Merchandise is made available on the HUMBL platform and is verified, registered, and cataloged on the blockchain.

We are a software platform and do not act as a broker, financial institution, or creditor for digital collectibles. We facilitate transactions between the buyer and seller in the auction/sale process, but we are not a party to any agreement between the buyer and seller or between any users.

We previously offered an NFT marketplace but in an effort to ensure compliance with applicable regulations, we have terminated its use. HUMBL customers can no longer buy or sell NFTs on our platform.

iv.	HUMBL Social

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

HUMBL - Commercial Division

Our digital wallet and website can also be used as a white label or “Powered by HUMBL” solution for commercial clients.

-	Government - HUMBL is one of the first government-approved digital wallets in the State of California. We are currently operating a pilot program with the County of Santa Cruz, CA, that provides a digital wallet for Santa Cruz County citizens to help them interact more effectively with County government in areas of record keeping such as applications, permits and licensing.

-	Sports Leagues and Arenas - HUMBL is the “Official Technology Platform” of the Arena Football League (AFL) through the 2028 season. HUMBL will be providing a digital wallet, website and ticketing services for all 16 teams of this sports league, alongside other major ticketing providers such as Ticketmaster and Seat Geek.

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

Recent Disposition of Material Assets

On February 23, 2024, HUMBL, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Avrio Worldwide, PBC (“Avrio”). Pursuant to the Purchase Agreement, HUMBL sold certain assets associated with its HUMBL Financial product line, including all intellectual property associated with its BLOCK Indexes and BLOCK ETXs to Avrio. In exchange for selling such assets, HUMBL received: (i) 1,920,000 shares of Avrio’s Class A Common Stock (representing a 10% stake in Avrio); and (ii) 2.5% of the net revenues generated by Avrio from its sales of the acquired assets. The revenue share terminates upon the earlier of five years from the date of the Purchase Agreement or Avrio completing an initial public offering. HUMBL will also receive a seat on Avrio’s Board of Directors as part of the transaction, the initial designee being Brian Foote, CEO of HUMBL.

Avrio has three classes of common stock: Class A, Class B and Class F. Class A and Class B Common Stock have one vote per share. Class F Common Stock has four votes per share and the right to appoint three directors. In the event of a liquidation, the Class A, Class B and Class F holders would all share equally in any distributions on a per share basis.

Recent Material Financings

On October 3, 2023, the Company signed a Securities Purchase Agreement (“SPA”) with Pacific Lion. Pursuant to the SPA, agreed to purchase $2,040,000 in Series C Preferred Stock. This financing necessitated the creation of a new Class C Preferred Stock that the Company achieved through a Certificate of Designation of the Series C Preferred Stock it filed October 24, 2023 with the Delaware Secretary of State. Pacific Lion has failed to purchase over $1,000,000 in Series C Preferred Stock that it agreed to purchase under the SPA and is currently in default under the SPA. In addition, Pacific Lion converted a portion of a note issued by the Company to a third party that it purportedly purchased from the third party but had not actually paid the purchase price for. HUMBL filed a lawsuit against Pacific Lion on March 13, 2024 to enforce its rights against Pacific Lion.

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

We utilize SumSub, Clear and Dejah to provide KYC/KYB and user verification for our HUMBL Wallet and HUMBL Social platforms.

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

HUMBL Wallet competes with Metamask and Coinbase. HUMBL Search Engine competes with Google and Microsoft. HUMBL Tickets competes with StubHub and Ticketmaster. HUMBL Authentics competes with eBay. HUMBL Social competes with Twitter.

Employees and Human Capital

As of December 31, 2023, we had 8 full time employees. None of our employees or personnel is represented by a labor union, and we consider our employee/personnel relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.

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

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit of $(103,241,196) as of December 31, 2023 as well as a net loss of $4,022,449 and $48,567,938 for the years ended December 31, 2023 and 2022, respectively. We may never achieve profitability. If we do not generate sufficient revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

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

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guarantee that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

We are growing the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of the date of this annual report, we have 8 full-time employees. As our growth plans proceed and development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, sales, marketing, financial, accounting, legal, and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our Company.

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

We may have limited or no experience in our newer markets, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.

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

We depend substantially on the continued services, specialized knowledge and performance of our senior management, particularly Brian Foote, our President and CEO, and Jeffrey Hinshaw, our COO and CFO. While we have employment agreements with all these executives, those employment agreements do not prevent such employees from terminating their employment with us at any time. As a result, these executives may elect to pursue other opportunities at any time. If one or more of these individuals choose to leave our company, we may lose a significant number of supplier relationships and operating expertise which they have developed over many years and which would be difficult to replace. The loss of the services of any executive officer or other key employee could hurt our business.

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

We rely on third-party computer systems and third-party service providers, including payment services such as Stripe, for credit card verifications and confirmations, to host our website and to advertise and deliver the products sold on our website to customers. We also rely on third-party licenses for components of the software underlying our technology platform. Any interruption in our ability to obtain the products or services of these or other third parties or deterioration in their performance could impair the timing and quality of our own service. If our service providers fail to deliver high-quality services in a timely manner to our customers, our services will not meet the expectations of our customers and our reputation and brand will be damaged. Furthermore, if our arrangements with any of these third parties are terminated, we may not find an alternate source of systems support on a timely basis or on terms as advantageous to us. In addition, our contracts or arrangements with suppliers do not provide for the continuation of particular pricing practices, for the availability of any specific services and generally may be terminated by either party. If we are unable to develop and maintain relationships with these third-party suppliers that will allow us to obtain sufficient levels of service on acceptable commercial terms, such inability could harm our business, prospects, financial condition and results of operations.

We are subject to cybersecurity risks and risks of data loss or other security breaches.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	regulatory actions regarding our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

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

Our securities currently are traded over-the-counter on OTC Pink and are not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock is traded on OTC Pink, our common stock is a covered security. Although the states are preempted from regulating the sale of our securities, the federal statute allows the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer traded over-the-counter, our common stock would not be a covered security and we would be subject to regulation in each state in which we offer our securities.

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

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

● permit our Board of Directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate, of which we have designated 7,000,000 Series A preferred stock with 1,000 votes per share, all of which are held by Brian Foote, our CEO; issue 570,000 Series B preferred stock with 10,000 votes per share 371,913 of which are issued and outstanding; issue 20,000 Series C preferred stock 12,230 of which are issued and outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM IC. CYBERSECURITY

Governance

Our Chief Financial Officer oversees our cybersecurity risk management program described in “Risk Management and Strategy” below. While the board of directors has overall responsibility for risk oversight, it is supported in this regard by the outside consultants we have hired to help manage our cybersecurity policies and procedures and our internal cybersecurity team. The cybersecurity team and our outside consultants assist the board of directors in monitoring cybersecurity risk by receiving updates from and engaging in discussions as needed with the Chief Financial Officer, that cover, among other things, our cybersecurity risk management program, response readiness and training efforts. The Chief Financial Officer updates the full board of directors on cybersecurity matters as appropriate.

Risk Management and Strategy

Our cybersecurity risk management strategy focuses on several areas:

●	Identification and Reporting: We have implemented a cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. Our program includes controls and procedures to identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.

●	Technical Safeguards: We implement technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications.

●	Incident Response and Recovery Planning: We are establishing incident response, business continuity, and disaster recovery plans designed to address our response to a cybersecurity incident.

●	Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems.

●	Periodic Assessments: We conduct periodic assessments and testing of our policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The results of such assessments, audits, and reviews are evaluated by management and reported to our board of directors, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

ITEM 2. PROPERTIES

We currently rent an office in San Diego, California at a monthly cost of $2,500 (“Company Headquarters”). The lease for our Company Headquarters has a month-to-month term. We believe that the Company Headquarters are currently adequate for the purposes of our operations. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware. On October 30, 2023, we filed a Motion to Dismiss the lawsuit with the District Court of Delaware which the parties have fully briefed and which motion is presently pending for resolution before the court. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

On July 14, 2022, we were named as ae defendant in a shareholder derivative class action lawsuit filed in the Delaware Chancery Court styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620). This case alleges the same claims as the Pasquinelli litigation described above and also seeks unspecified monetary damages. The case is currently stayed by agreement of the parties. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock, par value $0.00001 per share, is quoted on the OTC Pink under the symbol “HMBL”.

Holders of Record

As of March 27, 2024, there were 389 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

On December 14, 2023, we issued a Warrant to Purchase Shares of Common Stock granting the holder right to purchase 100,000,000 shares at $0.001 per share. The warrant has a cashless exercise provision and is exercisable until January 31, 2027. On December 18, 2023, we issued a Warrant to Purchase Shares of Common Stock granting the holder the right to purchase 100,000,000 shares at $0.001 per share. The warrant has a cashless exercise provision and is exercisable until January 31, 2027.

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

The Company is organized into two divisions: a) HUMBL Consumer and b) HUMBL Commercial. These two divisions incorporate and expand the Company’s core products and services. The majority of the Company’s operations prior to 2023 were focused on the Consumer division.

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table sets forth the summary operations for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31, 2023	December 31, 2022

Revenues	$1,005,856	$454,080
Cost of Revenues	$443,348	$181,287
Gross Profit	$562,508	$272,793
Development Costs	$188,930	$2,363,225
Professional Fees	$2,770,689	$4,280,249
Settlement	$806,400	$3,752,400
Stock-based compensation	$6,173,243	$11,866,772
Impairment - inventory	$797,089	$-
Impairment – intangible assets including goodwill	$-	$7,246,260
Impairment – digital assets	$151,409	$1,606,784
General and Administrative Expenses	$3,059,698	$6,893,781
Interest Expense	$(850,591)	$(1,553,003)
Loss on sale of fixed assets	$-	$(57,318)
Amortization of Debt Discounts	$(375,371)	$(1,672,940)
Change in fair value of derivative liabilities	$43,951	$-
Derivative expense	$(95,866)	$-
Gain on Sale of Digital Assets	$24	$297,895
Loss on conversion of convertible notes payable	$(2,896,068)	$(753,858)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(17,558,871)	$(41,475,902)

Revenues

Revenues for the year ended December 31, 2023 were $1,005,856 as compared to $454,080 for the year ended December 31, 2022, an increase of $551,776. The increase was due in large part to the sales of merchandise from our marketplace which included items from BM Authentics and from services rendered from our Mexican subsidiary, Ixaya.

Cost of Revenues and Gross Profit

Cost of revenues for the year ended December 31, 2023 were $443,348 as compared to $181,287 for the year ended December 31, 2022, an increase of $262,061. The increase was primarily due to increases in our marketplace for BM Authentics and our cost of labor for Ixaya.

Operating Expenses

Operating expenses for the year ended December 31, 2023 were $13,947,458 as compared to $38,009,471 for the year ended December 31, 2022, a decrease of $24,062,013. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Our non-cash charges have already declined from levels in 2022 as our stock-based compensation will be reduced and we have already impaired most of our intangible assets and all of our goodwill.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the year ended December 31, 2023 were $188,930 compared with $2,363,225 for the year ended December 31, 2022. The decrease of development costs related to the roll out of various projects such as the HUMBL Wallet and Social in 2022.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the year ended December 31, 2023 were $2,770,689 compared to $4,280,249 for the year ended December 31, 2022. The decrease in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2022 versus 2023. We expect that these costs will continue decreasing during 2023.

Settlement

The Company incurred $806,400 in settlement expenses for the year ended December 31, 2023 and $3,752,400 in settlement expenses for the year ended December 31, 2022 related to agreements with individuals for liabilities incurred.

Stock-Based Compensation

The Company incurred $6,173,243 in stock-based compensation expenses for the year ended December 31, 2023 compared to $11,866,772 for the year ended December 31, 2022 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Intangible Assets including Goodwill and Digital Assets and Inventory

The Company incurred $7,246,260 in non-cash charges related to impairment of intangible assets including goodwill in 2022, and $151,409 and $1,606,784 in impairment of our digital assets in the year ended December 31, 2023 and 2022. The intangible asset impairment relates to the impairment on the goodwill incurred in the Ixaya acquisition. The impairment of the digital assets was based on the valuation changes in the digital assets we held. Effective June 30, 2023, we held no digital assets. We impaired $797,089 in 2023 related to our inventory as a one-time adjustment.

General and Administrative

General and administrative expenses for the year ended December 31, 2023 were $3,059,698 compared with $6,893,781 for the year ended December 31, 2022. The decrease in general and administrative expenses of $3,834,083 is related to the following approximate reductions in expenses as follows: salaries and wages ($1,900,000) advertising and business development expenses ($460,000), travel and conferences ($240,000), penalties ($700,000), recruitment ($60,000), insurance ($60,000), rent ($36,000), security ($125,000) and all other general and administrative costs (approximately $253,000).

Other Income (Expense)

In the year ended December 31, 2023 we incurred $4,173,921 in other expenses, compared to $3,739,224 in other expenses in the year ended December 31, 2022, an increase of $484,697. The other expenses relate to amortization of discounts of $375,371 and $1,672,940, respectively for the 2023 and 2022 periods, as well as interest expense of $850,591 and $1,553,003, respectively. Gain on sale of digital assets of $24 and $297,895, and a loss on conversion of convertible notes payable of $2,896,068 and $753,858 for 2023 and 2022, respectively. In 2023, we had $95,866 in derivative expenses and a change in the fair value of derivative liabilities of $43,951 related to convertible notes entered into during this period. We had a loss of $57,318 on sale of fixed assets in 2022. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the year ended December 31, 2023 was ($17,558,871) as compared to a net loss of ($41,475,902) for the year ended December 31, 2022. The $24,026,556 decrease in the net loss was due to the changes noted herein.

Segment Reporting

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions.

The following represents segment reporting for continuing operations only:

Year Ended December 31, 2022	Consumer	Commercial	Total
Segmented operating revenues	$150,363	$303,717	$454,080
Cost of revenues	83,176	98,111	181,287
Gross profit	67,187	205,606	272,793
Total operating expenses net of depreciation, amortization and impairment	26,658,877	1,841,342	28,500,219
Depreciation, amortization and impairment	1,472,649	8,036,603	9,509,252
Other expenses (income)	3,766,929	(27,705)	3,739,224
(Loss) from continuing operations	$(31,831,268)	$(9,644,634)	$(41,475,902)

Segmented assets as of December 31, 2022
Property and equipment, net	$20,549	$-	$20,549
Intangible assets	$261,713	$541,667	$803,380
Intangible assets – digital assets	$6,609	$147,823	$154,432
Capital expenditures	$8,510	$-	$8,510

Year Ended December 31, 2023	Consumer	Commercial	Total
Segmented operating revenues	$373,505	$632,351	$1,005,856
Cost of revenues	288,267	155,081	443,348
Gross profit	85,238	477,270	562,508
Total operating expenses net of depreciation, amortization and impairment	11,401,320	1,459,060	12,860,380
Depreciation, amortization and impairment	939,301	147,777	1,087,078
Other expenses (income)	4,168,841	5,080	4,173,921
(Loss) from continuing operations	$(16,424,224)	$(1,134,647)	$(17,558,871)

Segmented assets as of December 31, 2023
Property and equipment, net	$12,526	$-	$12,526
Intangible assets	$243,379	$411,667	$655,046
Capital expenditures	$-	$-	$-

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

As of December 31, 2023, we had $368,480 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $4,690,800 and $27,408,687 as of December 31, 2023 and 2022, respectively. The majority of our current liabilities is in the form of long-term debt and notes payable, and accounts payable and accrued expenses. The decrease in working capital is the direct result of the settlement with Tickeri and Monster resulting in over $11,400,000 in reductions of notes payable, accrued interest and accrued expenses. This reduction was offset by some increases in accounts payable as we continue the development of our mobile wallet. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $345,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the year ended December 31, 2023 received net proceeds of approximately $3,260,365 from various debt financings and has received $1,365,050 in purchases of common and preferred stock and warrants. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

Net cash used in operating activities was $4,118,487 and $11,689,245 for the years ended December 31, 2023 and 2022, respectively. The $7,570,758 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2022 to 2023, such as the gain on disposal of Tickeri and Monster, impairment of intangible assets including goodwill and increases in our stock-based compensation. Additionally, our changes in assets and liabilities decreased by approximately $760,000.

Net cash used in investing activities was $677,341 for the year ended December 31, 2022 related to purchases of fixed assets of $8,510 and cash paid, net of amounts received in the acquisition of Ixaya of $148,675, cash paid in the acquisition of BM Authentics of $110,000, purchases of a non-fungible token of $406,040 and domain names of $275,020 as well as proceeds received from the sale of fixed assets of $270,904. We had no activities from investing activities in 2023.

Cash provided by financing activities was $4,003,716 and $10,004,096 for the years ended December 31, 2023 and 2022, respectively. In 2022, the Company raised $2,000,000 from the exercise of warrants and proceeds from related party notes in the amount of $8,700,000, $207,500 from convertible notes and $1,190,000 from sales of our common stock and a contribution of capital of $406,040 (as well as non-cash contribution of capital of $500,000) by the Company’s CEO as well as repayments of notes payable, related party notes, amounts due to seller and bank loans of $2,449,444 and the purchase of treasury shares of $50,000 that was subsequently retired. In 2023, we received proceeds from related party notes payable of $1,075,365, a contribution of capital from our CEO of $50,000, $260,000 from notes payable, $1,925,000 from convertible notes payable and $1,365,050 from sales of our common and preferred stock. We repaid a total of $671,699 in all of our related and non-related party debt.

Since the date of the reverse merger in December 2020 we have financed our operations through sales of common and preferred stock and the issuance of debt.

We expect that the consolidation of our platform into HUMBL.com as well as our arrangement with the AFL will bring about revenue producing operations to improve the liquidity of the Company moving forward. However, going forward, the effect of our industry on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. The additional post-COVID challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital.

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

Off-Balance Sheet Arrangements

As December 31, 2023 and 2022, we had no off-balance sheet arrangements.

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

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of HUMBL, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HUMBL, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 28, 2024

HUMBL, INC

CONSOLIDATED BALANCE SHEETS (IN US$)

DECEMBER 31, 2023 AND 2022

	DECEMBER 31,	DECEMBER 31,
	2023	2022

ASSETS

Current Assets:
Cash	$368,480	$483,251
Assets related to user cryptocurrencies safeguarding obligation	34,217	665,738
Accounts receivable	36,048	73,974
Inventory, net	289,940	1,038,816
Intangible assets - digital assets, current portion	-	6,609
Prepaid expenses and other current assets	106,082	22,719
Current assets of discontinued operations	-	559,202

Total Current Assets	834,767	2,850,309

Non-Current Assets:
Fixed assets, net of depreciation	12,526	20,549
Intangible assets, net of amortization	655,046	803,380
Intangible assets - digital assets, net of current portion	-	147,823
Non-current assets of discontinued operations	-	3,936

Total Non-Current Assets	667,572	975,688

TOTAL ASSETS	$1,502,339	$3,825,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,367,797	$3,805,410
Obligation to issue common shares	-	903,936
User cryptocurrencies safeguarding obligation	34,217	665,738
Contingent consideration	565,815	2,829,075
Derivative liabilities	63,316	-
Current portion of notes payable - bank	5,022	4,380
Current portion of notes payable	-	440,000
Current portion of notes payable - related parties	233,685	10,341,320
Convertible notes payable - related parties, net of current portion	1,381,830	7,500,000
Current portion of convertible notes payable, net of discount	1,873,885	2,636,411
Current liabilities of discontinued operations	-	1,132,726

Total Current Liabilities	5,525,567	30,258,996

Long-Term Liabilities:
Notes payable - bank, net of current portion	2,511	6,569
Notes payable - related parties, net of current portion	100,000	8,700,000
Non-current liabilities of discontinued operations	-	150,000

Total Long-Term Liabilities	102,511	8,856,569

Total Liabilities	5,628,078	39,115,565

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized and 20,000 Series C Preferred stock authorized

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 379,875 and 416,159 shares issued and outstanding, respectively	4	4
Series C Preferred, par value $0.00001, 12,280 and 0 shares issued and outstanding, respectively	-	-
Common stock, par value, $0.00001, 22,500,000,000 and 7,450,000,000 shares authorized, 11,263,429,223 and 2,182,343,775 issued and outstanding, respectively	112,634	21,823
Additional paid in capital	99,124,893	63,887,828
Accumulated deficit	(103,241,196)	(99,218,747)
Accumulated other comprehensive income (loss)	(122,144)	19,454

Total Stockholders’ Deficit	(4,125,739)	(35,289,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,502,339	$3,825,997

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$)

YEARS ENDED DECEMBER 31, 2023 AND 2022

	YEARS ENDED
	DECEMBER 31,	DECEMBER 31,
	2023	2022

REVENUES	$1,005,856	$454,080

COST OF REVENUES	443,348	181,287

GROSS PROFIT	562,508	272,793

OPERATING EXPENSES
Development costs	188,930	2,363,225
Professional fees	2,770,689	4,280,249
Settlement	806,400	3,752,400
Impairment - inventory	797,089	-
Impairment - intangible assets including goodwill	-	7,246,260
Impairment - digital assets	151,409	1,606,784
General and administrative expenses	9,232,941	18,760,553

Total Operating Expenses	13,947,458	38,009,471

OPERATING LOSS	(13,384,950)	(37,736,678)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(850,591)	(1,553,003)
Loss on sale of fixed assets	-	(57,318)
Amortization of debt discounts	(375,371)	(1,672,940)
Gain on sale of digital assets	24	297,895
Change in fair value of derivative liability	43,951	-
Derivative expense	(95,866)	-
Gain (loss) on conversion of convertible notes payable	(2,896,068)	(753,858)

Total Non-Operating Income (Expenses)	(4,173,921)	(3,739,224)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(17,558,871)	(41,475,902)

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	(149,223)	(7,092,036)
Gain on disposal of discontinued operations	13,685,645	-
Total discontinued operations	13,536,422	(7,092,036)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(4,022,449)	(48,567,938)

Provision for income taxes	-	-

NET INCOME (LOSS)	$(4,022,449)	$(48,567,938)

Other comprehensive income (loss)
Foreign currency translations adjustment	(141,598)	19,454
Comprehensive income (loss)	$(4,164,047)	$(48,548,484)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.03)
Discontinued operations	$0.00	$(0.00)

Net loss per share - basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding - basic and diluted	5,372,286,668	1,573,812,883

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (IN US$)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

											Accumulated
	Series A		Series B		Series C				Additional	Shares	Other
	Preferred		Preferred		Preferred		Common Stock		Paid-In	to be	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Income (Loss)	Deficit	Total

Balance - January 1, 2022	7,000,000	$70	544,759	$5	-	$-	1,023,039,433	$10,230	$34,182,004	$-	$-	$(50,650,809)	$(16,458,500)

Stock issued for:
Cash	-	-	-	-	-	-	149,019,606	1,490	1,188,510		-	-	1,190,000
Services	-	-	1,062	-	-	-	6,741,250	68	577,226		-	-	577,294
Cancellation of shares	-	-	-	-	-	-	(825,000)	(9)	(187,241)		-	-	(187,250)
Acquisition - Ixaya	-	-	-	-	-	-	8,962,036	90	1,499,910		-	-	1,500,000
Acquisition - BizSecure	-	-	-	-	-	-	13,200,000	132	2,229,348		-	-	2,229,480
Shares to BizSecure rescinded	-	-	-	-	-	-	(13,200,000)	(132)	132		-	-	-
Exercise of warrants	-	-	-	-	-	-	10,000,000	100	1,999,900		-	-	2,000,000
Settlement	-	-	-	-	-	-	10,000,000	100	1,552,300		-	-	1,552,400
Exchange of notes payable and accrued interest	-	-	-	-	-	-	37,374,170	374	3,176,430		-	-	3,176,804
Conversion of convertible notes	-	-	-	-	-	-	141,412,280	1,414	2,642,298		-	-	2,643,712
Redemption of shares in settlement	-	-	-	-	-	-	(1,000,000)	(10)	(49,990)		-	-	(50,000)
Conversion of Series B Preferred to common shares	-	-	(79,762)	(1)	-	-	797,620,000	7,976	(7,975)		-	-	-
Shares canceled for no consideration	-	-	(49,900)	-	-	-	-	-	-		-	-	-
Contribution of capital - NFT	-	-	-	-	-	-	-	-	406,040		-	-	406,040
Contribution of capital - digital assets	-	-	-	-	-	-	-	-	500,000		-	-	500,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	7,162,889		-	-	7,162,889
Stock-based compensation - options	-	-	-	-	-	-	-	-	436,467		-	-	436,467
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	-	-	4,882,135		-	-	4,882,135
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	1,697,445		-	-	1,697,445
Change in comprehensive income	-	-	-	-	-	-	-	-	-		19,454	-	19,454
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(48,567,938)	(48,567,938)

Balance - December 31, 2022	7,000,000	$70	416,159	$4	-	$-	2,182,343,775	$21,823	$63,887,828	-	$19,454	$(99,218,747)	$(35,289,568)

Balance - January 1, 2023	7,000,000	$70	416,159	$4	-	$-	2,182,343,775	$21,823	$63,887,828	$-	$19,454	$(99,218,747)	$(35,289,568)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	-	-	751,317,338	7,514	2,281,203		-	-	2,288,717
Acquisition - BM Authentics (to settle obligation to issue common shares)	-	-	-	-	-	-	90,000,000	900	899,100		-	-	900,000
Cash	-	-	-	-	1,005	-	147,500,000	1,475	1,363,575		-	-	1,365,050
Settlement of Tickeri sale	-	-	-	-	-	-	5,433,656	54	47,762		-	-	47,816
Conversion of convertible notes	-	-	-	-	-	-	7,375,294,454	73,753	16,227,499		-	-	16,301,252
Conversion of Series B Preferred to common shares	-	-	(36,284)	-	-	-	362,840,000	3,628	(3,628)		-	-	-
Shares issued in warrant and debt exchange	-	-	-	-	11,275	-	342,000,000	3,420	6,535,467		-	-	6,538,887
Vested RSUs	-	-	-	-	-	-	6,700,000	67	(67)		-	-	-
Contribution of capital	-	-	-	-	-	-	-	-	50,000		-	-	50,000
Derivative liability converted to common stock	-	-	-	-	-	-	-	-	315,425		-	-	315,425
Discount recorded on convertible notes	-	-	-	-	-	-	-	-	101,506		-	-	101,506
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	3,828,624		-	-	3,828,624
Stock-based compensation - options	-	-	-	-	-	-	-	-	142,593		-	-	142,593
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	-	-	1,184,746		-	-	1,184,746
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	2,263,260		-	-	2,263,260
Change in comprehensive income	-	-	-	-	-	-	-	-	-		(141,598)	-	(141,598)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(4,022,449)	(4,022,449)

Balance - December 31, 2023	7,000,000	$70	379,875	$4	12,280	$-	11,263,429,223	$112,634	$99,124,893	-	$(122,144)	$(103,241,196)	$(4,125,739)

The accompanying notes are an integral part of these financial statements.

HUMBL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$)

YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERTING ACTIVIITES FROM CONTINUING OPERATIONS
Net loss	$(4,022,449)	$(48,567,938)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,023	16,186
Amortization	148,334	640,022
Impairment expense - inventory	797,089	-
Impairment expense - intangible assets including goodwill	-	7,246,260
Impairment expense - digital assets	151,409	1,606,784
(Gain) on sale of digital assets	(24)	(297,895)
Loss on conversion of convertible notes payable	2,896,068	753,858
Expenses paid for by digital assets	359	458,162
Fee added to convertible notes	58,850	18,000
Sales commission received in digital assets	-	(1,814)
Amortization of debt discounts	375,371	1,672,940
Foreign currency adjustment	(141,598)	19,454
Stock-based compensation	7,067,833	12,199,063
Gain on disposal of Tickeri	(11,577,247)	-
Gain on disposal of Monster	(2,108,398)	-
Derivative expense	95,866	-
Change in fair value of derivative liability	(43,951)	-
Settlement	806,400	3,752,400
Loss on sale of fixed assets	-	57,318
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	37,926	(49,528)
Intangible assets - digital assets	-	(1,010,934)
Inventory	(48,213)	(28,816)
Prepaid expenses and other assets	(83,363)	14,118
Accounts payable and accrued expenses	1,122,137	2,744,223
Total adjustments	(437,129)	29,809,801

Net cash used in operating activities of continuing operations	(4,459,578)	(18,758,137)
Net cash provided by operating activities of discontinued operations	341,091	7,068,892
Net cash used in operating activities	(4,118,487)	(11,689,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,510)
Purchase of intangible assets	-	(275,020)
Purchase of digital asset (non-fungible token)	-	(406,040)
Proceeds from the sale of assets	-	270,904
Cash paid in purchase of BM Authentics	-	(110,000)
Cash paid in purchase of Ixaya, net of amounts received	-	(148,675)
Net cash used in investing activities	-	(677,341)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the exercise of warrants	-	2,000,000
Proceeds from related party notes payable	1,075,365	8,700,000
Payments of related party notes payable	(100,000)	(186,514)
Payments of notes payable - bank	(3,416)	(2,930)
Payments of notes payable	(568,283)	(2,260,000)
Treasury shares repurchased	-	(50,000)
Contribution of capital CEO	50,000	406,040
Proceeds from notes payable	260,000	-
Proceeds from convertible notes payable	1,925,000	207,500
Proceeds from issuance of common and preferred stock for cash	1,365,050	1,190,000
Net cash provided by financing activities	4,003,716	10,004,096

NET (DECREASE) IN CASH AND RESTRICTED CASH	(114,771)	(2,362,490)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	483,251	2,845,741

CASH AND RESTRICTED CASH - END OF PERIOD	$368,480	$483,251

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement with Tickeri in disposal	$11,496,095	$-
Settlement with Monster in disposal	$1,848,459	$-
Conversion of preferred stock into common stock	$3,628	$7,976
Conversion of obligation to issue common stock into common stock	$903,936	$449,950
Conversion of convertible notes payable, derivative liability and accrued interest to common stock	$13,355,178	$5,066,658
Contribution of digital assets by CEO	$-	$500,000
Shares issued for vested RSUs	$67	$-
Settlement of accounts payable for digital assets	$2,688	$-
Reclassification of fixed assets to assets held for sale	$-	$328,222
Vesting of contingent consideration	$2,263,260	$1,697,445
Reclassification of convertible notes payable to derivative liability	$422,692	$-
Series C Preferred Stock issued for debt and warrant exchanges	$6,505,402	$-
Conversion of derivative liability to common stock	$315,425	$-
Discount recorded on convertible debt	$101,506	$-
Changes in SAS 121 recognition of assets and liabilities	$631,521	$-

Acquisition of Ixaya:
Accounts receivable	$-	$24,446
Goodwill	-	1,008,642
Intellectual property - software	-	650,000
Accounts payable and accrued expenses	-	(10,700)
Note payable - bank	-	(13,879)
Related party advances	-	(9,834)
	-	1,648,675
Common shares issued	-	(1,500,000)
Net cash paid in acquisition of Ixaya	$-	$148,675

Acquisition of BizSecure:
Customer relationship	$-	$275,000
Intellectual property - software	-	2,500,000
Goodwill	-	3,981,000
	-	6,756,000
Common shares issued	-	(2,229,480)
Contingent consideration	-	(4,526,520)
Net cash paid in acquisition of BizSecure	$-	$-

Acquisition of BM Authentics:
Inventory	$-	$1,010,000
Common shares issued (issued in January 2023, reflected as obligation at December 31, 2022)	-	(900,000)
Net cash paid in acquisition of BM Authentics	$-	$110,000

The accompanying notes are an integral part of these financial statements.

HUMBL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

DECEMBER 31, 2023 AND 2022

NOTE 1: NATURE OF OPERATIONS

HUMBL, Inc. (“Company” or “HUMBL”) was incorporated in the state of Oklahoma on November 12, 2009. The Company was redomiciled on November 30, 2020 to the state of Delaware.

On December 3, 2020, HUMBL, LLC (“HUMBL LLC”) merged into the Company in what is accounted for as a reverse merger. Under the terms of the Merger Agreement, HUMBL LLC exchanged 100% of their membership interests for 552,029 shares of newly created Series B Preferred Stock. The Series B Preferred shares were issued to the respective members of HUMBL LLC following the approval by FINRA of a one-for-four reverse stock split of the common shares and the increase in the authorized common shares to 7,450,000,000 shares, and 10,000,000 preferred shares. On July 27, 2023, the Company increased their authorized common stock to 12,500,000,000 shares. On January 26, 2024, the Company increased their authorized common stock to 22,500,000,000 shares.

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

On June 3, 2021 we acquired Tickeri, Inc. (“Tickeri”) in a debt and stock transaction totaling $20,000,000 following which Tickeri became a subsidiary of HUMBL. On January 31, 2023, the Company sold Tickeri back to the former owners and reflected the loss on disposal in the Consolidated Statement of Operations. For the full description of these transactions, refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023.

On June 30, 2021, we acquired Monster Creative, LLC (“Monster”). Monster is a Hollywood production studio that specializes in producing movie trailers and other related content. As part of the acquisition we entered into certain debt instruments with the founders of Monster that are in default as they were due December 31, 2022. Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for 2023 and 2022 are reflected in discontinued operations, and the result of the disposal of Monster is reflected as a loss on disposal in the consolidated statements of operations. For the full description of Monster, refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023.

On February 12, 2022, the Company entered into an asset purchase agreement with BizSecure, Inc. (“BizSecure”). The Company determined this was an acquisition of a business pursuant to the guidance provided in both ASC 805 and Rule 11-01(d) of Regulation S-X. BizSecure is not considered a significant subsidiary under Regulation S-X Rule 1-02(w). The Company acquired a customer relationship with the US Air Force and BizSecure’s Mobile ID technology. The Company had issued 13,200,000 common shares and 26,800,000 restricted stock units (“RSUs”) that vest quarterly commencing April 1, 2022 for a period of two years as part of this acquisition. On December 30, 2022, as a result of the Company’s failure to timely register the 13,200,000 shares of common stock issued February 12, 2022 BizSecure requested the cancellation of such shares and the 10,050,000 RSUs that vested during 2022. Pursuant to BizSecure’s request, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms. For the full description of this transaction, refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023.

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

On July 19, 2023, we entered into a Settlement Agreement (the “Settlement Agreement”) with BizSecure, Inc. (“BizSecure”). On February 12, 2022, we purchased substantially all of BizSecure’s assets pursuant to an Asset Purchase Agreement (the “APA”). Under the APA, we were obligated to register a certain number of shares for BizSecure with the Commission within 90 days. We failed to timely register those shares. Pursuant to the Settlement Agreement, BizSecure agreed to release its claims against us for failing to timely register the shares as well as all other claims it may have against us arising in connection with the APA. In exchange we agreed to issue 127,000,000 shares of our common stock to BizSecure, and release any claims we may have against BizSecure in connection with the APA.

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

The HUMBL Wallet uses SumSub, Clear and Dojah, third-party service providers, to perform know-your-customer/know-your-business services and authenticate customers. We do not capture or store consumers’ information on our servers, except for their corresponding name, wallet address and email address for basic communications with the verified user. We do not resell our customers data.

The HUMBL Wallet is available in over 130 countries and is not available in any OFAC Countries. The HUMBL Wallet no longer allows customers to buy, sell or swap digital assets.

HUMBL.com

i. HUMBL Search Engine

The HUMBL Search Engine is available via the HUMBL Wallet and the HUMBL.com Platform. The HUMBL Search Engine allows customers to search for articles, news, images, videos and more. The search engine also serves as a discovery layer for consumers to search for verified merchandise and tickets.

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

iii. HUMBL Authentics

HUMBL Authentics was designed to pair authenticated buyers and sellers in verified, digital commerce. HUMBL Authentics currently works with clients such as professional athletes, brands, and marketing and talent agencies, to provide sports merchandise ranging from autographed jerseys, bats, balls, helmets, photos, and more.

HUMBL Authentics mitigates forgeries by pairing physical merchandise with digital certificates of registration. Merchandise is made available on the HUMBL platform and is verified, registered, and cataloged on the blockchain.

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

As of December 31, 2023, we had $368,480 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $4,690,800 and $27,408,687 as of December 31, 2023 and 2022, respectively. The majority of our current liabilities is in the form of long-term debt and notes payable, and accounts payable and accrued expenses. The decrease in working capital is the direct result of the settlement with Tickeri and Monster resulting in over $11,400,000 in reductions of notes payable, accrued interest and accrued expenses. This reduction was offset by some increases in accounts payable as we continue the development of our mobile wallet. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $345,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the year ended December 31, 2023 received net proceeds of approximately $3,260,365 from various debt financings and has received $1,365,050 in purchases of common and preferred stock and warrants. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

We expect that the consolidation of our platform into HUMBL.com as well as our arrangement with the AFL will bring about revenue producing operations to improve the liquidity of the Company moving forward. However, going forward, the effect of our industry on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. The additional post-COVID challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission” or the “SEC”). It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. All significant accounting policies related to Tickeri and Monster have been removed. We refer you to the Form 10-K for the year ended December 31, 2022 we filed with the SEC on April 6, 2023 for a discussion of those policies.

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

Reclassification

The Company has reclassified certain amounts in the 2022 financial statements to comply with the 2023 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the year ended December 31, 2022.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of December 31, 2023 and 2022, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

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

The services related to Wyre and BitGo are no longer being offered as we have shut down our HUMBL Pay app. We currently hold no digital assets.

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

Accounts Receivable and Concentration of Credit Risk

An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable. As of December 31, 2023 and 2022, there was no allowance necessary.

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

The cost basis of digital assets were not adjusted upward for subsequent increases in fair value. Such impairment in the value of digital assets is recorded as a component of other operating expenses in our consolidated statements of operations. We recorded an impairment loss of approximately $151,409 (including $147,823 related to our non-fungible token) and $1,606,784 related to digital assets during the years ended December 31, 2023 and 2022, respectively. On June 30, 2023, we transferred the remaining digital assets out of our account to repay advances from related parties.

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

The Company paid the refunds to the subscribers in the year ended December 31, 2022, and had no expenses related to the BLOCK ETX product line after February 28, 2022. For a full description of the BLOCK ETX/HUMBL Financial, refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023.

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

Current assets as of December 31, 2023 and 2022 – Discontinued Operations:

	December 31,	December 31,
	2023	2022
Cash	$-	$154,159
Accounts receivable	-	40,313

	$-	$194,472

Current liabilities as of December 31, 2023 and 2022 – Discontinued Operations:

	December 31,	December 31,
	2023	2022
Accounts payable and accrued expenses	$-	$99,342

	$-	$99,342

Non-current liabilities as of December 31, 2023 and 2022 – Discontinued Operations:

	December 31,	December 31,
	2023	2022
Long-term debt	$-	$150,000

	$-	$150,000

The Company reclassified the following operations to discontinued operations for the years ended December 31, 2023 and 2022, respectively.

	2023	2022
Revenue	$59,180	$1,502,953
Operating expenses	137,934	5,111,485
Other non-operating expenses	2,398	2,191
Net loss from discontinued operations	$(81,152)	$(3,610,723)

The Company reflected the following gain on disposal for the year ended December 31, 2023 related to the sale of Tickeri:

	2023	2022
Common shares issued	$(47,816)	$-
Forgiveness of related party notes	10,000,000	-
Forgiveness of accrued expenses	1,489,041	-
Cash	(163,879)	-
Accounts receivable	(39,457)	-
Accounts payable and accrued expenses	189,358	-
Other (income) loss	150,000	-

Net gain on disposal	$11,577,247	$-

MONSTER

Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for the years ended December 31, 2023 and 2022 are reflected in discontinued operations, and the result of the disposal of Monster is reflected as a gain on disposal in the consolidated statements of operations.

Current assets as of December 31, 2023 and 2022 – Discontinued Operations:

	December 31,	December 31,
	2023	2022
Cash	$-	$133,699
Accounts receivable	-	224,275
Prepaid expenses and other current assets	-	6,756

	$-	$364,730

Non-current assets as of December 31, 2023 and 2022 – Discontinued Operations:

	December 31,	December 31,
	2023	2022
Fixed assets	$-	$3,936

	$-	$364,730

Current liabilities as of December 31, 2023 and 2022 – Discontinued Operations:

	December 31,	December 31,
	2023	2022
Accounts payable and accrued expenses	$-	$370,574
Due to seller	-	314,619
Current portion of related party notes payable	-	348,191

	$-	$1,033,384

The Company reclassified the following operations to discontinued operations for the years ended December 31, 2023 and 2022, respectively.

	2023	2022
Revenue	$498,945	$1,798,585
Operating expenses	561,667	5,355,642
Other non-operating expenses	5,349	13,817
Net loss from discontinued operations	$(68,071)	$(3,481,313)

The Company reflected the following gain on disposal for the year ended December 31, 2023 related to the sale of Monster:

	2023	2022
Forgiveness of related party notes	$1,072,361	$-
Forgiveness of accrued expenses	656,619	-
Cash	(18,541)	-
Accounts receivable	(414,412)	-
Prepaid expenses and other current assets	(40,835)	-
Fixed assets	(3,093)	-
Accounts payable and accrued expenses	541,680	-
Due to seller	314,619	-
Net gain on disposal	$2,108,398	$-

NOTE 4: BUSINESS COMBINATIONS

For all acquisitions prior to January 1, 2022, refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023.

BizSecure

On February 12, 2022, the Company entered into an asset purchase agreement with BizSecure, Inc. (“BizSecure”). The Company determined this was an acquisition of a business pursuant to the guidance provided in both ASC 805 and Rule 11-01(d) of Regulation S-X. BizSecure is not considered a significant subsidiary under Regulation S-X Rule 1-02(w). The Company acquired a customer relationship with the US Air Force and BizSecure’s Mobile ID technology. The Company had issued 13,200,000 common shares and 26,800,000 restricted stock units (“RSUs”) that vest quarterly commencing April 1, 2022 for a period of two years as part of this acquisition. On December 30, 2022, as a result of the Company’s failure to timely register the 13,200,000 shares of common stock issued February 12, 2022 BizSecure requested the cancellation of such shares and the 10,050,000 RSUs that vested during 2022. Pursuant to BizSecure’s request, the 13,200,000 shares of common stock and the 10,050,000 RSUs were cancelled effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms. For the full description of this transaction, refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023.

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

The Company had up to one-year from the date of acquisition to adjust any of the acquired assets and liabilities for information obtained during this measurement period. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets or liabilities as of the acquisition date or a re-allocation of assets and liabilities is necessary, the Company will adjust these figures.

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

The Company had up to one-year from the date of acquisition to adjust any of the acquired assets and liabilities for information obtained during this measurement period. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets or liabilities as of the acquisition date or a re-allocation of assets and liabilities is necessary, the Company will adjust these figures. The Company has performed an analysis on the purchase price allocation and has determined that there are no adjustments to be made from the original allocation. During the year ended December 31, 2022, the Company impaired $1,008,642 of the goodwill.

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

The Company had up to one-year from the date of acquisition to adjust any of the acquired assets and liabilities for information obtained during this measurement period. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets or liabilities as of the acquisition date or a re-allocation of assets and liabilities is necessary, the Company will adjust these figures. The Company has performed an analysis on the purchase price allocation and has determined that there are no adjustments to be made from the original allocation.

The Company has determined that the preliminary purchase price allocation did not need to be revised. The Company issued the shares owed (90,000,000 common shares) on January 10, 2023.

The goodwill was not expected to be deductible for tax purposes.

The following table shows the unaudited pro-forma results for the year ended December 31, 2022 as if the acquisitions had occurred on January 1, 2022. These unaudited pro forma results of operations are based on the historical financial statements and related notes of BizSecure, Ixaya, BM Authentics and the Company for 2022.

Year Ended
December 31, 2022
(Unaudited)
Revenues	$1,693,950
Net loss	$(3,994,683)
Net loss per share	$(0.00)

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

The following table disaggregates the Company’s revenue by major source for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Revenue:
Services - Ixaya	$582,351	$303,368
Merchandise	338,233	108,282
Software	50,000	-
Tickets	23,102	19,529
NFTs	-	1,814
Rental income	-	18,864
Other	12,170	2,223
	$1,005,856	$454,080

There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company has $10,000 in deferred revenue as of December 31, 2023.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 6: INVENTORY

On November 2, 2022, in the acquisition of BM Authentics, the Company acquired $1,010,000 in inventory. Inventory consisted of sports merchandise and memorabilia ranging from autographed jerseys, bats, balls, helmets, and photos. As of December 31, 2023 and 2022, inventory is valued at $289,940 and $1,038,816, respectively. In the year ended December 31, 2023, the Company impaired $797,089 in inventory.

NOTE 7: FIXED ASSETS

As of December 31, 2023 and 2022, the Company has the following fixed assets:

	2023	2022
Equipment – 5 year-life	$14,282	$14,282
Furniture and fixtures – 5 year-life	16,308	16,308
Accumulated depreciation	(18,064)	(10,041)
	$12,526	$20,549

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

Depreciation expense for the years ended December 31, 2023 and 2022 was $8,023 and $16,186, respectively.

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2023 and 2022, the Company has the following intangible assets:

	2023	2022
Intellectual property - software – 5 year-life	$3,150,000	$3,150,000
Customer relationship – 5 year-life	275,000	275,000
Domain names – 15 year-life	275,020	275,020
Accumulated amortization - software	(2,738,333)	(2,608,333)
Accumulated amortization – customer relationship	(275,000)	(275,000)
Accumulated amortization - domain names	(31,641)	(13,307)
	$655,046	$803,380

In February 2022, the Company acquired intangible assets from BizSecure valued at $2,775,000, in March 2022 in the acquisition of Ixaya acquired intangible assets valued at $650,000. On December 31, 2022, the Company impaired $2,256,618 in intellectual property related to BizSecure.

Amortization expense for the years ended December 31, 2023 and 2022 was $148,334 and $640,022, respectively.

Amortization expense for the next five years and in the aggregate is as follows:

2024	$148,335
2025	148,335
2026	148,335
2027	137,502
2028	40,002
Thereafter	32,537
$655,046

As of December 31, 2023 and 2022, the Company has recorded goodwill as follows for our continuing operations:

	December 31, 2023	December 31, 2022
Balance – beginning of the period	$-	$-
Acquisition of BizSecure	-	3,981,000
Acquisition of Ixaya	-	1,008,642
Impairment for the period	-	(4,989,642)
	$-	$-

As of December 31, 2023, the Company had no remaining goodwill recorded.

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

In the year ended December 31, 2022, the Company purchased $1,010,934 in digital currency expensed $458,162 in the digital currency for future endeavors and for payment of expenses, received commissions on sales of NFTs of $1,814, reflected $1,348,567 in impairment of the intangible asset for digital currency, and recognized a gain on sale of digital assets of $297,895. The Company’s CEO contributed $500,000 worth of BLOCKS to the Company that was included in the digital assets owned by HUMBL prior to using.

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

The value of the digital assets as of December 31, 2023 and 2022 is $0 and $154,432 (of which the value of the non-fungible token of $147,823 is considered a non-current asset), respectively.

The following tables present additional information about the Company’s digital asset holdings during the years ended December 31, 2023 and 2022:

Digital Assets Owned By HUMBL:

Year Ended December 31, 2023	ETH	BLOCKS	BTC	WETH	DAI	USDC/USDT	Total
Balance – January 1, 2023	$114	$6,064	$201	$-	$-	$230	$6,609
Advertising expenses	(132)	-	-	-	-	(227)	(359)
Transfer	(6)	(2,502)	(177)	-	-	(3)	(2,688)
Impairment – digital assets	-	(3,562)	(24)	-	-	-	(3,586)
Gain (loss) on disposal of digital assets	24	-	-	-	-	-	24
Balance – December 31, 2023	$-	$-	$-	$-	$-	$-	$-

Year Ended December 31, 2022	ETH	BLOCKS	BTC	WETH	DAI	USDC/USDT	Total
Balance – January 1, 2022	$2,664	$-	$28	$-	$-	$3	$2,695
Contribution by CEO	-	500,000	-	-	-	-	500,000
Purchases of digital assets	983,890	24,860	-	-	-	2,184	1,010,934
Purchases of digital assets by customers in the HUMBL Pay App	-	-	-	-	-	1,775,233	1,775,233
Purchases of BLOCKS for HUMBL Pay users and NFT purchase	(521,758)	(14,586)	-	(23,590)	(14,094)	(1,201,205)	(1,775,233)
Transfers	343,842	184,073	5,191	20,192	14,852	(568,150)	-
NFT commissions	1,814	-	-	-	-	-	1,814
Consulting	-	(15,478)	-	-	-	-	(15,478)
Contract labor	-	(325,061)	-	-	-	-	(325,061)
Exchange fees	(105)	-	-	-	-	-	(105)
Advertising expenses	(95,945)	(302)	(4,719)	-	-	(6,902)	(107,868)
Conferences	(9,650)	-	-	-	-	-	(9,650)
Impairment – digital assets	(791,226)	(553,339)	(327)	(1,972)	(770)	(933)	(1,348,567)
Gain (loss) on disposal of digital assets	86,588	205,897	28	5,370	12	-	297,895
Balance – December 31, 2022	$114	$6,064	$201	$-	$-	$230	$6,609
Digital Assets held at December 31, 2022	0.105302	6,314,558	0.011343	-	0.422881	129.648397

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

NOTE 10: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan is due in monthly payments of $7,110 MXN (approximately $350 US$) inclusive of interest and matures in July 2025. As of December 31, 2023 and 2022, the Company has $7,533 and $10,949 outstanding under the loan. As of December 31, 2023, the Company has included $5,022 in current liabilities, and the balance of $2,511 in long-term liabilities.

NOTE 11: NOTES PAYABLE

The Company entered into notes payable as follows as of December 31, 2023 and 2022. The chart below does not include notes payable that were repaid or converted during 2022, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	December 31, 2023	December 31, 2022

Note payable entered into February 8, 2023 with a maturity date of February 8, 2024 at 12% interest per annum	$-	$-
Note payable entered into May 11, 2023, with a maturity date of February 23, 2025 at 4% interest per annum (acquired from a related party lender (see Note 12))	-	-
Note payable entered into November 15, 2022 with a company pursuant to a settlement agreement and mutual release of claims, payments due in 5 equal payments on November 15, 2022, December 15, 2022, January 15, 2023, February 15, 2023 and June 15, 2023 (previously March 15, 2023) (January 2023 and February 2023 payments were made on December 30, 2022 to extend the final payment to June 15, 2023); upon satisfaction of the note payable, the Company will receive back 115,000,000 warrants. In lieu of interest, the company will keep 10,000,000 shares previously issued in exercise of warrants	-	440,000

Total	-	440,000
Less: Discounts	-	-
Less: Current portion	-	(440,000)
Long-term debt	$-	$-

Interest expense for the years ended December 31, 2023 and 2022 was $20,698 and $5,833, respectively. There was $144,888 in accrued interest as of December 31, 2023 as this was acquired along with the $2,700,000 related party note. The lender of the purchased note converted the $2,700,000 of the note for 1,335,308,441 shares of common stock which resulted in a $289,018 loss on conversion.

NOTE 12: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of December 31, 2023 and 2022. The chart below does not include notes payable that were repaid or converted during 2022, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	December 31, 2023	December 31, 2022

Notes payable ($435,000 and $65,000), at 5% interest, originally maturing April 1, 2022, extended to October 1, 2022 for the acquisition of Monster (see Note 4) with the two principals of Monster; payments due at maturity (increased note balance by $18,000 to the two noteholders for the extension which did not constitute a material modification of a debt instrument). In connection with the sale of the membership interests back to the former owners effective June 30, 2023, $300,000 of these notes were cancelled and the remaining $33,000 were exchanged for 20,000,000 warrants.	$-	$333,000

Notes payable to the sellers of Tickeri ($5,000,000 each for a total of $10,000,000) at 5% interest due December 3, 2022 (not considered in default by noteholders as this was settled on January 31, 2023)	-	10,000,000

Notes payable ($271,250 and $215,000), at 3% interest, maturing December 31, 2022, with family relatives of the two principals of Monster; payments due at maturity. These notes are now reflected in liabilities of discontinued operations at December 31, 2022 and have been sold back to the former owners as part of the sale effective June 30, 2023	-	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing February 22, 2025, payment due at maturity ($300,000 of this note was converted and the remaining $2,700,000 was sold to a third party (see Note 11)	-	3,000,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 4% interest, maturing March 31, 2025, payment due at maturity. The balance of $1,150,000 long with accrued interest was exchanged for Series C preferred stock in October 2023.	-	1,500,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing July 26, 2025, payment due at maturity. The balance of $2,000,000 long with accrued interest was exchanged for Series C preferred stock in October 2023.	-	2,000,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 6% interest, maturing July 3, 2024, payment due at maturity. The balance of $200,000 long with accrued interest was exchanged for Series C preferred stock in October 2023.	-	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 5% interest, maturing November 15, 2024, payment due at maturity (represents four draws of the line of credit ($440,000 each) and one draw for $450,000 entered into on November 15, 2022). The balance of $2,650,000 long with accrued interest was exchanged for Series C preferred stock in October 2023.	-	2,200,000

Note payable with a company whose managing member is related to an officer and director of the Company, at 6% interest, maturing March 23, 2024, payment due at maturity. The balance of $250,000 long with accrued interest was exchanged for Series C preferred stock in October 2023.	-	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 6% interest, maturing July 11, 2024, payment due at maturity. The balance of $50,000 long with accrued interest was exchanged for Series C preferred stock in October 2023.	-	-

Note payable with a company whose managing member is related to an officer and director of the Company, at 6% interest, maturing September 14, 2024, payment due at maturity. The balance of $100,000 long with accrued interest was exchanged for Series C preferred stock in October 2023.	-	-

Note payable with a company controlled by a senior member of management dated August 1, 2023 for a period of eighteen months; $100,000 due within 45 days of the note; $200,000 due in one-year and the remaining $100,000 due at maturity. The initial payment was not made within 45 days however the company did provide the Company additional time to make the payment without being in default.	300,000	-

Advance – officer – Ixaya, on demand, no interest	33,685	8,320

Total	333,685	19,041,320
Less: Current portion	(233,685)	(10,341,320)
Long-term debt	$100,000	$8,700,000

Maturities of notes payable – related parties as of December 31 is as follows:

2024	$233,685
2025	100,000
$333,685

Interest expense for the years ended December 31, 2023 and 2022 was $326,068 and $732,729, respectively. There is no accrued interest at December 31, 2023.

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

On October 24, 2023, the Company exchanged $6,150,000 in related party notes payable and $355,402 in accrued interest into 8,775 shares of Series C preferred stock.

NOTE 13: CONVERTIBLE PROMISSORY NOTES

The Company entered into notes payable – related parties as follows as of December 31, 2023 and 2022. The chart below does not include notes payable – related parties that were repaid or converted during 2022. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	December 31, 2023	December 31, 2022

Convertible note at 10% interest, maturing July 14, 2022, extended to June 30, 2023 convertible into common shares	$-	$1,410,146

Convertible note at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share.	80,000	1,020,000

Convertible note at 2.5% interest, maturing March 1, 2024 convertible into common shares at $0.012 per share	-	-

Convertible note at 9% interest, maturing February 8, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note at 9% interest, maturing March 6, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (a portion of this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note at 8% interest, maturing October 25, 2023, net of discount convertible into common shares at $0.0099 per share	-	-

Convertible note due November 23, 2023 convertible into shares at 70% of the Market Price as defined in the convertible note agreement in an amount up to $1,100,000. Company received the first tranche of $110,000, net of discount on February 23, 2023 and the second tranche of $55,000 on April 5, 2023. No interest unless there is an event of default (this note is reclassified to “Derivative Liabilities”)	-	-

Convertible note due March 31, 2024, net of discount convertible into common shares at $0.008 per share	-	-

Convertible note at 9% interest, maturing April 5, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement (this note is reclassified to “Derivative Liabilities”)	-	-

Convertible notes due July 26, 2024 into common shares equal to the lowest closing trade price of the common stock in the 10 days following the issuance date.	375,000	-

Convertible note due April 28, 2024, net of discount convertible into common shares at $0.008, no interest unless there is an event of default	-	-

Convertible note payable entered into April 10, 2023, with a maturity date of April 10, 2024, no interest charged unless in default	20,230	-

Convertible note in the amount of $400,000 purchased from another convertible note holder (see above, formerly had a balance of $1,020,000)	-	-

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting	585,000	-

Convertible note at 9% interest, maturing August 24, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement	60,000	-

Convertible note, maturing September 7, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement	55,000	-

Convertible note payable entered into November 6, 2023, with a maturity date of August 15, 2024, one time interest charge assessed upon issuance	155,870	-

Convertible note payable entered into November 15, 2023, with a maturity date of November 15, 2024, one time interest charge assessed upon issuance	205,978	-

Convertible note payable entered into November 20, 2023, with a maturity date of November 20, 2024, one time interest charge assessed upon issuance	62,150	-

Convertible note payable entered into December 14, 2023, with a maturity date of December 14, 2024 one time interest charge assessed upon issuance	242,000	-

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance	242,000	-

Convertible note at 8% interest, maturing September 8, 2023 convertible into common shares at $0.012 per share, net of discount	-	222,000
	2,083,228	2,652,146
Less: Current portion	(1,873,885)	(2,636,411)
Less: Discounts	(209,343)	(15,735)
Long-term debt	$-	$-

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

On May 17, 2021, the Company issued a convertible promissory note to an investor for $1,020,000 with an original issue discount of $20,000, for a term of twenty-two months maturing March 17, 2023. The Company recognized a $20,000 original issue discount at inception of this convertible note. A total of $940,000 of this note was purchased by third parties who in turn converted the entire $940,000, leaving a remaining balance of $80,000 on the original note.

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

On February 23, 2023, the Company entered into a convertible promissory note in the amount up to $1,100,000. On February 23, 2023, the Company received the first tranche of this note in the amount of $110,000, including $10,000 in original issue discount for net proceeds of $100,000. On April 4, 2023, the Company received the second tranche of this note of $55,000, with a $5,000 original issue discount. On September 7, 2023, the Company received a third tranche of $55,000, with a $5,000 original issue discount. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days. In addition, the Company was required to reserve with the transfer agent, the amount of common shares equal to three times the number of common shares needed to convert any of the outstanding amounts received. At September 30, 2023, the reserve equals 175,000,000 shares of common stock for this note. This note was reclassified to Derivative Liabilities, See Note 15, as the conversion option qualified as a derivative instrument under ASC 815. As of December 31, 2023, two of the three notes have been fully converted with tranche three still outstanding.

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

On March 31, 2023, the Company entered into a Convertible Promissory Note in the amount of $150,000 with an original issue discount of $12,500 and a $12,500 interest charge assessed at closing, and a term of twelve months due March 31, 2024. The Company received net proceeds of $125,000. The note is convertible into shares of common stock at $0.008 per share. Beginning on September 30, 2022, the investor has the right to cause note in cash or common stock. If the Company pays in common stock, it may do so at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. In addition, the Company was required to reserve with the transfer agent, 50,000,000 shares of common stock for this note. This note was fully converted in November 2023.

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

On April 28, 2023, we issued a convertible promissory note in the amount of $60,000, including a $5,000 original issue discount and a $5,000 interest charge. The Company received net proceeds of $50,000. The note is convertible at the lender’s option at $0.008 per share. After six months, the lender has the right to cause the Company to redeem the note. After receiving a redemption notice from the lender, the Company has the right to pay the redemption amount in cash or common stock. If we elect to pay in common stock, the conversion price will be 70% of lowest closing trade price of the common stock in the previous 20 trading days. The note may be prepaid at any time subject to a 15% premium. This note was fully converted in November 2023.

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

On November 6, 2023, the Company entered into a Promissory Note in the amount of $178,250, due August 15, 2024, and an original issue discount of $23,250. The Company received net proceeds of $155,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date.

On November 15, 2023, the Company entered into a Promissory Note in the amount of $187,253, due November 15, 2024. A one-time interest charge of $18,725 was added to the note, and an original issue discount of $17,023 was reflected that provided net proceeds of $170,230 to a vendor of the Company to pay outstanding invoices owed to them.

On November 20, 2023, the Company entered into a Promissory Note in the amount of $62,150, due November 20, 2024, and an original issue discount of $7,150. The Company received net proceeds of $55,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date.

On December 14, 2023, the Company entered into a Promissory Note in the amount of $220,000, due December 14, 2024. A one-time interest charge of $22,000 was added to the note, and an original issue discount of $20,000 was reflected that provided net proceeds of $200,000 to the Company.

On December 19, 2023, the Company entered into a Promissory Note in the amount of $220,000, due December 19, 2024. A one-time interest charge of $22,000 was added to the note, and an original issue discount of $20,000 was reflected that provided net proceeds of $200,000 to the Company.

All of the convertible promissory notes as of December 31, 2023 are due in the next fiscal year, and therefore all current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the years ended December 31, 2023 and 2022 was $223,678 and $434,245, respectively. Amortization of debt discount, and original issue discount was $375,371 and $422,413 for the years ended December 31, 2023 and 2022, respectively. Accrued interest at December 31, 2023 was $232,428.

The Company recognized a loss on conversion of notes of $2,896,068 and $753,858 for the years ended December 31, 2023 and 2022, respectively.

NOTE 14: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company entered into convertible notes payable – related parties as follows as of December 31, 2023 and 2022. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2022. Refer to the Form 10-K for the year ended December 31, 2022 filed April 6, 2023 for a full description of those notes:

	December 31, 2023	December 31, 2022
Monster Creative purchase – June 30, 2021	$1,381,830	$7,500,000
Less: Current portion	(1,381,830)	(7,500,000)
Long-term debt	$-	$-

All of the convertible promissory notes – related parties are in default and reflected in current liabilities as of December 31, 2023.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. During the six months ended June 30, 2023, the Company converted $361,413 of the $975,000 note and sold the remaining $613,587 to a third party, who since converted the entire amount. Of the $5,525,000 note, the noteholder sold $2,925,000 to a third party who since converted the entire amount and converted $900,000 of this note. In the securities purchase agreement entered into effective June 30, 2023, $1,000,000 of the remaining balance of the note was cancelled, leaving a balance of $2,308,830. Of this amount $225,000 was sold to a third party and converted in August 2023, $702,000 was sold to a third party and converted in October 2023, leaving a balance outstanding of $1,381,830.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

Interest expense for the years ended December 31, 2023 and 2022 was $162,085 and $375,000, respectively.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on December 31, 2023 and at inception:

	Year Ended December 31, 2023	Inception
Expected term	0.20 – 1.00 years	0.75 – 1.00 years
Expected volatility	118 - 156%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	4.85 – 5.55%	4.85%
Market price	$0.0007 – $0.013	$0.0078 - $0.013

The Company’s derivative liabilities as of December 31, 2023 and inception associated with the offerings are as follows.

	December 31, 2023	December 31, 2022	Inception
Fair value of conversion option on February 8, 2023 note (see Note 13)	$-	-	$122,025
Fair value of conversion option on February 23, 2023 note (see Note 13)	-		127,100
Fair value of conversion option on March 6, 2023 note (see Note 13)	-	-	47,919
Fair value of conversion option on April 5, 2023 note (see Note 13)	-	-	59,133
Fair value of conversion option on September 7, 2023 note (see Note 13)	63,316	-	66,515
	$63,316	$-	$422,692

Activity related to the derivative liabilities for the year ended December 31, 2023 is as follows:

Beginning balance as of December 31, 2022	$-
Bifurcation of conversion option on convertible notes payable	422,692
Reclassification to equity upon conversion of convertible notes payable	(315,425)
Change in fair value of derivative liabilities	(43,951)
Ending balance as of December 31, 2023	$63,316

There were no derivative liabilities in the year ended December 31, 2022.

NOTE 16: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2023 and 2022, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, and 20,000 shares of Series C Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

For the three months ended December 31, 2023, there were 10,505 shares of Series B Preferred Stock converted into 105,050,000 common shares.

As of December 31, 2023, the Company has 379,875 shares of Series B Preferred Stock issued and outstanding.

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

Series C Preferred Stock

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

In the period October 24, 2023 through December 31, 2023, the Company issued 12,280 shares of Series C Preferred Stock for cash, exchange of debt and exchange of warrants. The 12,280 shares are outstanding as of December 31, 2023.

Common Stock

The Company has 22,500,000,000 shares of common stock, par value $0.00001, authorized. The Company has 11,263,429,223 and 2,182,343,775 shares issued and outstanding as of December 31, 2023 and 2022, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000 shares.

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

In the three months ended December 31, 2023, the Company: (a) issued 78,350,000 shares for services rendered valued at $175,355; (b) 3,611,142,857 shares for conversion of notes payable and accrued interest valued at $4,027,643 that includes a loss on conversion of these shares in the amount of $2,420,643; (c) 342,000,000 shares of common stock in a cashless exchange of warrants; and (d) issued 105,050,000 shares of common stock in conversion of 10,505 Series B Preferred shares.

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

On November 17, 2023, the Company issued 43,000,000 warrants with an exercise price of $0.0011 that expire December 31, 2027 in exchange for the cancellation of 105,000,000 warrants issued on December 4, 2020 and the issuance of 2,500 Series C Preferred shares valued at $33,485.

On December 14, 2023, the Company issued 100,000,000 warrants with a strike price of $0.001 that expire December 14, 2026 in the issuance of a note payable in the amount of $220,000.

On December 19, 2023, the Company issued 100,000,000 warrants with a strike price of $0.001 that expire December 19, 2026 in the issuance of a note payable in the amount of $220,000.

The following represents a summary of the warrants:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	347,234,804	$0.26265	283,650,000	$0.32627

Granted	1,046,000,000	0.00745	151,176,470	0.02486
Exercised	(50,000,000)	-	(10,000,000)	0.20
Forfeited/Exchanged	(220,000,000)	-	(77,366,666)	-
Expired	(21,725,000)	-	(225,000)	-
Ending balance	1,101,509,804	$0.03257	347,234,804	$0.26265
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	3.99		1.57

As of December 31, 2023, 1,101,509,804 warrants are vested.

For the years ended December 31, 2023 and 2022, the Company incurred stock-based compensation expense of $3,828,624 and $7,162,889, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of December 31, 2023, there remains unrecognized stock-based compensation expense related to these warrants of $9,142,095 comprising of service-based grants through June 30, 2026.

Options

Options issued in 2023 and 2022 consisted of the following:

On May 26, 2022, the Company granted 8,660,000 stock options to employees. These options have a term of 10 years and are exercisable into shares of common stock at a price of $0.0983 per share.

As of December 31, 2023, 5,000,000 of the May 26, 2022 options as well as 630,000 options issued in 2021 have been forfeited. As of December 31, 2023, 3,036,667 options are exercisable.

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	4,005,000	$0.1501	630,000	$0.70

Granted	-	-	8,660,000	0.0983
Exercised	-	-	-	-
Forfeited	(345,000)	-	(5,285,000)	-
Expired	-	-	-	-
Ending balance	3,660,000	$0.0983	4,005,000	$0.1501
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	8.41		9.36

For the year ended December 31, 2023 and 2022, the Company incurred stock-based compensation expense of $142,592 and $436,467, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Expected term	-	10
Expected volatility	-%	120%
Expected dividend yield	-	-
Risk-free interest rate	-%	2.74%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	16,750,000	$0.1689	-	$-

Granted	-	-	26,800,000	0.1689
Exercised	-	-	-	-
Forfeited	-	-	(10,050,000)	-
Vested	(13,400,000)	-	-	-
Ending balance	3,350,000	$0.1689	16,750,000	$0.1689

On December 30, 2022, the Company and BizSecure negotiated a settlement of all claims resulting from the Company’s inability to timely register the 13,200,000 shares of common stock issued February 12, 2022 and 10,050,000 RSUs that vested during 2022. As a result, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms and the Company will continue the process to get those RSUs registered for resale and re-negotiate the terms of the common shares to be issued to BizSecure. For the year ended December 31, 2023, 13,400,000 RSUs vested. In 2023 6,700,000 of these shares were issued for the vested RSUs.

For the years ended December 31, 2023 and 2022, the Company amortized $2,263,260 and $1,697,445, of the contingent consideration to additional paid in capital, respectively for the RSUs.

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

On October 24, 2023, the Company exchanged $6,150,000 in related party notes payable and $355,402 in accrued interest into 8,775 shares of Series C preferred stock.

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

The following represents segment reporting for continuing operations only:

Year Ended December 31, 2022	Consumer	Commercial	Total
Segmented operating revenues	$150,363	$303,717	$454,080
Cost of revenues	83,176	98,111	181,287
Gross profit	67,187	205,606	272,793
Total operating expenses net of depreciation, amortization and impairment	26,658,877	1,841,342	28,500,219
Depreciation, amortization and impairment	1,472,649	8,036,603	9,509,252
Other expenses (income)	3,766,929	(27,705)	3,739,224
(Loss) from continuing operations	$(31,831,268)	$(9,644,634)	$(41,475,902)

Segmented assets as of December 31, 2022
Property and equipment, net	$20,549	$-	$20,549
Intangible assets	$261,713	$541,667	$803,380
Intangible assets – digital assets	$6,609	$147,823	$154,432
Capital expenditures	$8,510	$-	$8,510

Year Ended December 31, 2023	Consumer	Commercial	Total
Segmented operating revenues	$373,505	$632,351	$1,005,856
Cost of revenues	288,267	155,081	443,348
Gross profit	85,238	477,270	562,508
Total operating expenses net of depreciation, amortization and impairment	11,401,320	1,459,060	12,860,380
Depreciation, amortization and impairment	939,301	147,777	1,087,078
Other expenses (income)	4,168,841	5,080	4,173,921
(Loss) from continuing operations	$(16,424,224)	$(1,134,647)	$(17,558,871)

Segmented assets as of December 31, 2023
Property and equipment, net	$12,526	$-	$12,526
Intangible assets	$243,379	$411,667	$655,046
Capital expenditures	$-	$-	$-

The HUMBL Financial sector as well as the operations of Tickeri and Monster are reflected in discontinued operations on the consolidated statement of operations for the years ended December 31, 2023 and 2022.

NOTE 20: LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware. On October 30, 2023, we filed a Motion to Dismiss the lawsuit with the District Court of Delaware which the parties have fully briefed and which motion is presently pending for resolution before the court. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

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

NOTE 22: INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2023 and 2022:

	2023	2022
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	9.00%	8.90%
Permanent differences	0.00%	0.00%
Stock compensation	82.60%	70.30%
Debt discounts	8.56%	5.36%
Change in valuation allowance	(121.16)%	(105.56)%
Totals	0.00%	0.00%

The following is a summary of the net deferred tax asset as of December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
Deferred tax assets (liabilities):
Net operating losses	$6,786,867	$7,157,555
Stock compensation	6,779,371	5,588,007
Debt discounts	235,750	123,139
Other expense	-	-
Total deferred tax assets	13,801,988	12,868,701
Less: Valuation allowance	(13,801,988)	(12,868,701)

Net deferred tax assets (liabilities)	$-	$-

Section 382 of the Internal Revenue Code provides an annual limitation on the amount of federal NOLs and tax credits that may be used in the event of an ownership change. The Company had a net operating loss carryforward totaling approximately $38,940,790 at December 31, 2023.

The Company classifies accrued interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. The Company did not accrue any penalties or interest as of December 31, 2023 and 2022.

The provision (benefit) for income taxes for continuing operations for the year ended December 31, 2023 and 2022 is as follows and represents minimum state taxes:

Current	$-	$-
Deferred	-	-

Total	$-	$-

NOTE 23: SUBSEQUENT EVENTS

Between January 1, 2024 and March 28, 2024, the Company issued 1,698,247,010 shares of common stock as follows: 1,174,627,010 shares in conversion of debt, 50,000,000 shares for services rendered, 393,300,000 shares in exchange of warrants, and 80,320,000 shares of common stock in conversion of 8,032 shares of Series B preferred stock.

On January 4, 2024, the Company entered into a Convertible Promissory Note in the amount of $55,000, due October 30, 2024. The note accrues interest at 9%, and an original issue discount of $5,000 was reflected that provided net proceeds of $50,000 to the Company. The note is convertible at a 35% discount to the lowest trade price of the common stock in the previous 10 trading days.

On February 22, 2024, the Company entered into a Promissory Note in the amount of $220,000, due February 22, 2025. A one-time interest charge of $22,000 was added to the note, and an original issue discount of $20,000 was reflected that provided net proceeds of $200,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 100,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On February 12, 2024, the Company entered into a Promissory Note in the amount of $55,000, due February 12, 2025. A one-time interest charge of $5,500 was added to the note, and an original issue discount of $5,000 was reflected that provided net proceeds of $50,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 25,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On February 14, 2024, the Company entered into a Promissory Note in the amount of $66,000, due November 15, 2024. A one-time interest charge of $9,900 was added to the note, and an original issue discount of $11,000 was reflected that provided net proceeds of $50,000 to the Company.

On February 23, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Avrio Worldwide, PBC (“Avrio”). Pursuant to the Purchase Agreement, the Company sold the assets associated with its HUMBL Financial product line, including all BLOCK ETXs and BLOCK Indexes (but not including any active trading algorithms or strategies) to Avrio. In exchange for selling such assets, HUMBL received: (1) 1,920,000 shares of Avrio’s Class A Common Stock that has one vote per share (representing a 10% stake in Avrio); and (2) 2.5% of the net revenues generated by Avrio from its sales of the acquired assets. The revenue share terminates upon the earlier of five years from the date of the Purchase Agreement or Avrio completing an initial public offering. The Company will also receive a seat on Avrio’s Board of Directors as part of the transaction, the initial designee being Brian Foote, CEO of the Company. The Company is currently evaluating the consideration received from Avrio in the determination of the value of the investment.

On March 13, 2024, the Company entered into a Promissory Note in the amount of $121,000, due March 13, 2025. A one-time interest charge of $12,100 was added to the note, and an original issue discount of $11,000 was reflected that provided net proceeds of $110,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 55,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On March 26, 2024, the Company entered into a Promissory Note in the amount of $121,000, due March 26, 2025. A one-time interest charge of $12,100 was added to the note, and an original issue discount of $11,000 was reflected that provided net proceeds of $110,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 55,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors as of December 31, 2023.

Name	Age	Position
Brian Foote	45	President; Chief Executive Officer; Chairman
Jeffrey Hinshaw	37	Chief Operating Officer; Chief Financial Officer; Director
Peter Schulte	66	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of December 31, 2023 and 2022. Our two “named executive officers” for 2023 were Brian Foote and Jeff Hinshaw. The compensation of our other current executive officers is based on individual terms approved by our board of directors.

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

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2023, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the laser cleaning industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

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

Summary Compensation Table

Since neither of our named executive officers received any compensation from the Company during the fiscal years ended December 31, 2023 and 2022, there is no compensation to them reflected in this Summary Compensation Table.

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Brian Foote,	2023	$1	-	-	-	-	-	-		$1
Chairman, President and Chief Executive Officer	2022	$1	-	-	-	-	-	-		$1

Jeffrey Hinshaw	2023	$120,000	-	-	-	-	-	-		$120,000
Chief Operating Officer, Chief Financial Officer	2022	$90,000	-	-	-	-	-			$90,000

Peter Schulte, Director	2023	-							$
	2022	-		250,000						$250,000
			-	-	-	-	-
Michele Rivera	2023	$22,500								$22,500
Vice President, Global Partnerships	2022	$90,000	-	-	-	-	-	-		$90,000

(1)	Michele Rivera resigned from the Board on June 9, 2023.

Employment and Advisory Agreements

On July 13, 2021, we entered into a new employment agreement with Brian Foote, our Chairman, President and Chief Executive Officer; and Jeffrey Hinshaw, our Chief Operating Officer, and Corporate Secretary. The employment agreements are all in the same form and provide that Mr. Foote will receive a salary of $1 and Mr. Hinshaw will receive a salary of $120,000 a year.

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

Grants of Plan-Based Awards in 2023

There were no grants of plan-based awards to our named executive officers during the fiscal years ended December 31, 2022 and as of December 31, 2023.

Outstanding Equity Awards at December 31, 2023

There were no outstanding equity awards held by our named executive officers as of December 31, 2023.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Defined Contribution Plan

We do not currently have a defined contribution plan.

2023 Director Compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2023, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 11,263,429,223 shares of common stock outstanding as of December 31, 2023. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2023, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Class of Securities	# of Shares	% of Class	% of Voting Shares(2)

Brian Foote(1)	Common	11,894,304	*	*
	Series A Preferred	7,000,000	100%	31.73%
	Series B Preferred	190,459	50.13%	18.03%

Jeffrey Hinshaw(1)	Common	100,060,000	*	*
	Series B Preferred	30,263	7.97%	*

Michele Rivera(3)	Common	60,620,000	*	*
	Series B Preferred	22,653	5.96%	*

Peter Schulte(1)	Common	287,422	*	*

All Officers and Directors as a Group (4 persons)
Common		172,861,726	1.53%	* %
Series A Preferred		7,000,000	100%	31.73%
Series B Preferred		243,375	64.07%	17.22%

(1)	Officer and/or director of our Company.

(2)	Voting control is based on a total of 22,062,179,000 voting rights attributable to shares of our commons stock with one vote per share, shares of our Series A Preferred stock with 1,000 votes per share and shares of our Series B Preferred stock with 10,000 votes per share.

(3)	Michele Rivera resigned as an employee and the Company and from the Board of Directors on June 9, 2023.

*	less than 1% of the issued and outstanding shares of common stock

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

Since February 2, 2022, we have entered into five loan transactions with Sartorii, LLC, an entity owned by our CEO Brian Foote’s parents. All outstanding loans from Sartorii, LLC were subsequently exchanged for 8,775 shares of Series C Preferred Stock of the Company. All transactions were made at arm’s length and approved by the disinterested directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors has approved BF Borgers CPA PC (“BFB”) to continue as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2023.

During the Company’s most recent fiscal years, neither we nor anyone acting on our behalf consulted with BFB regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that BFG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2023 and 2022 were $189,500 and $158,100, respectively, all of which was paid to BFB.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2023 and 2022 in the amounts of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2023 and 2022 were $25,000 and $30,000, respectively.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2023 and 2022 in the amounts of $22,000 and $0 respectively.

Auditor Independence

In our fiscal year ended December 31, 2023, there were no professional services provided, other than those listed above, that would require our Board of Directors to consider their compatibility with maintaining the independence of BF Borgers CPA PC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

INDEX TO FINANCIAL STATEMENTS

(a)	Financial Statements filed as part of this Form 10-K:

(b)	Exhibits.

See the Exhibit Index immediately following the signature page to this Annual Report on Form10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on March 28, 2024.

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

Signature	Title	Date

/s/ Brian Foote	President, CEO (principal executive officer)	March 28, 2024
Brian Foote	and Director

/s/ Jeffrey Hinshaw	COO, CFO (principal financial officer)	March 28, 2024
Jeffrey Hinshaw	and Director

/s/ Peter Schulte	Director	March 28, 2024
Peter Schulte

*/s/ Brian Foote	As Attorney-In-Fact*	March 28, 2024
Brian Foote

EXHIBIT INDEX

Exhibit	Description

2.1+	Plan of Merger and Securities Exchange Agreement dated as of December 2, 2020 by and between Tesoro Enterprises, Inc. and HUMBL LLC.

2.2+	Certificate of Merger of Tesoro Enterprises, Inc. and HUMBL LLC dated December 3, 2020.

3.1+	Certificate of Incorporation.

3.2+	Amendment to Certificate of Incorporation.

3.3+	Amendment to Certificate of Incorporation.

3.4+	Certificate of Withdrawal – Series C.

3.5+	Bylaws.

3.6	Asset Purchase Agreement dated November 2, 2022 among the registrant, Brian Meltzer and Robin Burns, filed as Exhibit 10.1 to registrant’s Form 8-K filed on November 8, 2022, is incorporated by reference herein.

3.7	Form of Securities Purchase Agreement and Common Stock Purchase Warrant used by registrant in a financing with various investors from November 7, 2022 to November 13, 2022, filed as Exhibit 10.1 to registrant’s Form 8-K on November 14, 2022, is incorporated by reference herein.

3.8	Line of Credit Agreement dated November 15, 2022 between Sartorii, LLC and registrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on November 18, 2022, is incorporated by reference herein.

3.9	Settlement Agreement and Mutual Release of Claims dated November 15, 2022 between Forwardly, Inc. and registrant, filed as Exhibit 10.2 to registrant’s Form 8-K filed on November 18, 2022, is incorporated by reference herein.

3.10	Equity Financing Agreement dated December 12, 2022 between GHS Investments, LLC and registrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on December 14, 2022, is incorporated by reference herein.

3.11	Registration Rights Agreement dated December 12, 2022 between GHS Investments, LLC and registrant, filed as Exhibit 10.2 to registrant’s Form 8-K filed on December 14, 2022, is incorporated by reference herein.

3.12	8% Convertible Redeemable Note Due September 8, 2023 issued by registrant in favor of GS Capital Partners, LLC on December 8, 2023, filed as Exhibit 10.3 to registrant’s Form 8-K filed on December 14, 2022.

3.13	Settlement Agreement dated January 31, 2023 among Javier Gonzalez, Juan Luis Gonzalez and registrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on February 3, 2023, is incorporated by reference herein.

3.14	Convertible Promissory Note dated May 10, 2023 issued to Pacific Lion, LLC, filed as Exhibit 10.1 to registrant’s Form 10-Q on May 15, 2023.

3.15	Warrant to Purchase Shares of Common Stock dated May 10, 2023 issued to Pacific Lion LLC, filed as Exhibit 10.2 to registrant’s Form 10-Q on May 15, 2023.

3.16	Equity Financing Agreement dated May 10, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.3 to registrant’s Form 10-Q on May 15, 2023.

3.17	Registration Rights Agreement dated May 10, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.4 to registrant’s Form 10-Q dated May 15, 2023.

3.18	Form of Securities Purchase Agreement and Warrant filed as Exhibit 10.1 to registrant’s Form 8-K filed on May 22, 2023.

3.19	Securities Purchase Agreement dated June 30, 2023 between registrant and Phantom Power, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K filed on July 10, 2023.

3.20	Warrant to Purchase Shares of Common Stock dated June 30, 2023 issued by registrant in favor of Phantom Power, LLC, filed as Exhibit 10.2 to registrant’s Form 8-K on July 10, 2023.

3.21	Settlement Agreement and Mutual Release dated July 14, 2023 among registrant, BizSecure, Inc, Alfonso Arana, Alfonso Rodriguez-Arana and Clement Danish, filed as Exhibit 10.1 to registrant’s Form 8-K on July 20, 2023.

3.22	Technology Services Agreement dated July 15, 2023 between registrant and Arena Football League Management, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K on July 20, 2023.

3.23	Form of Securities Purchase Agreement and Warrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on August 2, 2023.

3.24	Master Consulting Agreement dated August 1, 2023 between registrant and BRU, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K filed on August 4, 2023.

3.25	Global Amendment dated July 18, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K filed on August 31, 2023.

3.26	Securities Purchase Agreement dated October 3, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K on October 13, 2023.

3.27	Investor Rights Agreement dated October 11, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.2 to registrant’s Form 8-K on October 13, 2023.

3.28	Certificate of Designation of Series C Preferred Stock, filed as Exhibit 10.3 to registrant’s Form 8-K on October 13, 2023.

3.29	Letter Agreement dated October 9, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.4 to registrant’s Form 8-K on October 13, 2023.

3.30	Exchange Agreement dated October 23, 2023 between registrant and Sartorii, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K on October 25, 2023.

3.31	Asset Purchase Agreement dated February 23, 2024 between registrant and Avrio Worldwide, PBC, filed as Exhibit 10.1 to registrant’s Form 8-K on February 29, 2024.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 22, 2022

