Form 10-Q
period 2024-03-31
HUMBL, INC.
filed 2024-05-20
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

There were 14,490,586,874 shares of the Registrant’s $0.00001 par value common stock outstanding as of May 20, 2024.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

HUMBL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS (IN US$)

MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	MARCH 31,	DECEMBER 31,
	2024	2023
	(UNAUDITED)
ASSETS

Current Assets:
Cash	$32,403	$368,480
Assets related to user cryptocurrencies safeguarding obligation	19,034	34,217
Accounts receivable	-	36,048
Inventory, net	246,983	289,940
Prepaid expenses and other current assets	45,880	106,082
Investment - Avrio	2,800,000	-

Total Current Assets	3,144,300	834,767

Non-Current Assets:
Fixed assets, net of depreciation	10,521	12,526
Intangible assets, net of amortization	238,795	655,046

Total Non-Current Assets	249,316	667,572

TOTAL ASSETS	$3,393,616	$1,502,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,613,239	$1,367,797
User cryptocurrencies safeguarding obligation	19,034	34,217
Contingent consideration	-	565,815
Derivative liabilities	33,121	63,316
Current portion of notes payable - bank	4,718	5,022
Current portion of notes payable	-	-
Current portion of notes payable - related parties	334,525	233,685
Convertible notes payable - related parties, net of current portion	781,830	1,381,830
Current portion of convertible notes payable, net of discount	2,414,984	1,873,885

Total Current Liabilities	5,201,451	5,525,567

Long-Term Liabilities:
Notes payable - bank, net of current portion	1,716	2,511
Notes payable - related parties, net of current portion	-	100,000

Total Long-Term Liabilities	1,716	102,511

Total Liabilities	5,203,167	5,628,078

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized and 20,000 Series C Preferred stock authorized
Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 371,843 and 379,875 shares issued and outstanding, respectively	4	4
Series C Preferred, par value $0.00001, 12,280 and 12,280 shares issued and outstanding, respectively	-	-
Common stock, par value, $0.00001, 22,500,000,000 shares authorized, 13,158,326,233 and 11,263,429,223 issued and outstanding, respectively	131,583	112,634
Additional paid in capital	101,678,945	99,124,893
Accumulated deficit	(103,473,218)	(103,241,196)
Accumulated other comprehensive income (loss)	(146,935)	(122,144)

Total Stockholders’ Deficit	(1,809,551)	(4,125,739)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,393,616	$1,502,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUMBL, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN US$)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2024	2023

REVENUES	$342,379	$270,685

COST OF REVENUES	292,469	123,389

GROSS PROFIT	49,910	147,296

OPERATING EXPENSES
Development costs	71,926	66,845
Professional fees	513,630	406,591
Impairment - intangible assets including goodwill	379,167	-
Impairment - digital assets	-	1,995
General and administrative expenses	1,650,917	3,357,061

Total Operating Expenses	2,615,640	3,832,492

OPERATING LOSS	(2,565,730)	(3,685,196)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(96,829)	(269,611)
Gain on sale of HUMBL Financial assets	2,800,000	-
Amortization of debt discounts	(67,752)	(12,408)
Gain on sale of digital assets	-	24
Change in fair value of derivative liability	30,195	35,253
Derivative expense	-	(70,218)
Gain (loss) on conversion of convertible notes payable	(331,906)	(427,740)

Total Non-Operating Income (Expenses)	2,333,708	(744,700)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(232,022)	(4,429,896)

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	-	(244,317)
Gain on disposal of discontinued operations	-	11,577,247
Total discontinued operations	-	11,332,930

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(232,022)	6,903,034

Provision for income taxes	-	-

NET INCOME (LOSS)	$(232,022)	$6,903,034

Other comprehensive income (loss)
Foreign currency translations adjustment	(24,791)	(54,808)
Comprehensive income (loss)	$(256,813)	$6,848,226

Net loss per share - basic
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$-	$0.00

Net loss per share - basic	$(0.00)	$0.00

Net income (loss) per share - diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$-	$0.00

Net income (loss) per share - diluted	$(0.00)	$0.00

Weighted average common shares outstanding - basic	12,156,651,119	2,609,263,343

Weighted average common shares outstanding - diluted	12,156,651,119	6,966,503,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUMBL, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (IN US$)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

										Accumulated
	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2023	7,000,000	$70	416,159	$4	-	$-	2,182,343,775	$21,823	$63,887,828	$19,454	$(99,218,747)	$(35,289,568)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	-	-	40,418,750	404	383,532	-	-	383,936
Acquisition - BM Authentics (to settle obligation to issue common shares)	-	-	-	-	-	-	90,000,000	900	899,100	-	-	900,000
Settlement of Tickeri sale	-	-	-	-	-	-	5,433,656	54	47,762	-	-	47,816
Conversion of convertible notes	-	-	-	-	-	-	527,274,658	5,273	4,849,868	-	-	4,855,141
Conversion of Series B Preferred to common shares	-	-	(15,984)	-	-	-	159,840,000	1,599	(1,599)	-	-	-
Contribution of capital	-	-	-	-	-	-	-	-	50,000	-	-	50,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	59,320	-	-	59,320
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	-	-	1,135,579	-	-	1,135,579
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	(54,808)	-	(54,808)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	6,903,034	6,903,034

Balance - March 31, 2023	7,000,000	$70	400,175	$4	-	$-	3,005,310,839	$30,053	$72,833,825	$(35,354)	$(92,315,713)	$(19,487,115)

Balance - January 1, 2024	7,000,000	$70	379,875	$4	12,280	$-	11,263,429,223	$112,634	$99,124,893	$(122,144)	$(103,241,196)	$(4,125,739)

Stock issued for:
Services	-	-	-	-	-	-	50,000,000	500	39,500	-	-	40,000
Conversion of convertible notes	-	-	-	-	-	-	1,174,627,010	11,746	982,955	-	-	994,701
Conversion of Series B Preferred to common shares	-	-	(8,032)	-	-	-	80,320,000	803	(803)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	589,950,000	5,900	(5,900)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	15,865	-	-	15,865
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	(24,791)	-	(24,791)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(232,022)	(232,022)

Balance - March 31, 2024	7,000,000	$70	371,843	$4	12,280	$-	13,158,326,233	$131,583	$101,678,945	$(146,935)	$(103,473,218)	$(1,809,551)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUMBL, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN US$)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net (loss) income	$(232,022)	$6,903,034
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	2,005	2,427
Amortization	37,084	37,083
Impairment expense - intangible assets including goodwill	379,167	-
Impairment expense - digital assets	-	1,995
(Gain) on sale of digital assets	-	(24)
Loss on conversion of convertible notes payable	331,905	427,740
Expenses paid for by digital assets	-	359
Fee added to convertible notes	61,600	9,250
Amortization of debt discounts	67,752	12,408
Foreign currency adjustment	(24,791)	(54,808)
Stock-based compensation	1,012,485	2,531,519
Gain on disposal of Tickeri	-	(11,577,247)
Derivative expense	-	70,218
Change in fair value of derivative liability	(30,195)	(35,253)
Gain on sale of HUMBL Financial assets	(2,800,000)	-
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	36,048	(41,563)
Inventory	42,957	26,774
Prepaid expenses and other assets	60,202	8,713
Accounts payable and accrued expenses	248,238	438,482
Total adjustments	(575,543)	(8,141,927)

Net cash used in operating activities of continuing operations	(807,565)	(1,238,893)
Net cash provided by operating activities of discontinued operations	-	81,152
Net cash used in operating activities	(807,565)	(1,157,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	840	251,048
Payments of notes payable - bank	(1,099)	(861)
Payments of notes payable	-	(5,596)
Repayment of convertible notes payable	(108,253)	-
Contribution of capital CEO	-	50,000
Proceeds from notes payable	-	50,000
Proceeds from convertible notes payable	580,000	497,250
Net cash provided by financing activities	471,488	841,841

NET (DECREASE) IN CASH AND RESTRICTED CASH	(336,077)	(315,900)

CASH - BEGINNING OF PERIOD	368,480	616,950

CASH - END OF PERIOD	$32,403	$301,050

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$990

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement with Tickeri in disposal	$-	$11,496,095
Conversion of preferred stock into common stock	$803	$1,599
Conversion of obligation to issue common stock into common stock	$-	$903,936
Conversion of convertible notes payable, derivative liability and accrued interest to common stock	$660,000	$4,427,399
Shares of common stock issued for warrant exchanges	$5,900	$-
Vesting of contingent consideration	$565,815	$565,815
Reclassification of convertible notes payable to derivative liability	$-	$297,044
Changes in SAB 121 recognition of assets and liabilities	$15,183	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUMBL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

MARCH 31, 2024

(UNAUDITED)

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

On October 3, 2023, the Company signed a Securities Purchase Agreement (“SPA”) with Pacific Lion that will provide the Company with $2,040,000 in capital over the next six months. The Company received the first installment of $300,000 in financing from Pacific Lion under this new funding structure in the last week of September 2023 and the first week of October 2023. This financing necessitated the creation of a new Class C Preferred Stock that the Company achieved through a Certificate of Designation of the Series C Preferred Stock it filed October 24, 2023 with the Delaware Secretary of State. On March 13, 2024, the Company filed a complaint against Pacific Lion , Jacob Fernane and Robert Hymers III in the Southern District of California for (i) breach of written contract; (ii) unjust enrichment; (iii) fraudulent misrepresentation and inducement; (iv) violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and (v) violation of Section 20(a) of the Exchange Act as Pacific Lion failed to abide by the SPA. (See NOTE 20 – LEGAL PROCEEDINGS).

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

As of March 31, 2024, we had $32,403 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $2,057,151 and $4,690,800 as of March 31, 2024 and December 31, 2023, respectively. The majority of our current liabilities is in the form of long-term debt and notes payable, and accounts payable and accrued expenses. The decrease in working capital is the direct result of reductions of notes payable, accrued interest and accrued expenses as well as the change in the contingent consideration. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $270,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the three months ended March 31, 2024 received net proceeds of approximately $580,000 from various debt financings. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

Net cash used in operating activities was $807,565 and $1,157,741 for the three months ended March 31, 2024 and 2023, respectively. The $350,176 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2023 to 2024, such as the gain on the sale of HUMBL Financial assets, and decreases in our stock-based compensation. Additionally, our changes in assets and liabilities decreased by approximately $380,000.

We had no activities from investing activities in the three months ended March 31, 2024 and 2023, respectively.

Cash provided by financing activities was $471,488 and $841,841 for the three months ended March 31, 2024 and 2023, respectively. In 2024, the Company raised $580,000 from the proceeds from convertible notes as well as repayments of convertible notes payable of $108,253. In 2023, we raised $497,250 from proceeds of convertible notes payable and $251,048 from related party notes payable and $50,000 from a contribution of capital by our CEO and $50,000 from notes payable.

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

Reclassification

The Company has reclassified certain amounts in the 2023 financial statements to comply with the 2024 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the three months ended March 31, 2023.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of March 31, 2024 and December 31, 2023, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

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

For the payment processing service, we determined that we are the principal in providing the service as we are responsible for fulfilling the promise to process the payment and we have discretion and latitude in establishing the price of our service. Based on our assessment, we record revenue on a net basis related to our ticketing service and on a gross basis related to our payment processing service. As a result, costs incurred for processing the transactions are included in cost of net revenues in the consolidated statements of operations.

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

Further, to drive traffic to the platform, the Company will provide incentives to buyers and sellers in various forms including discounts on fees, discounts on items sold, coupons and rewards. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue at the later of when revenue is recognized or when the incentive is paid or promised to be paid. Promotions and incentives to most buyers on our Marketplace platforms, to whom there is no performance obligation, are recognized as sales and marketing expense. In addition, there may be credits provided to customers when certain fees are refunded. Credits are accounted for as variable consideration at contract inception when estimating the amount of revenue to be recognized when a performance obligation is satisfied to the extent that it is probable that a significant reversal of revenue will not occur and updated as additional information becomes available.

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

Accounts Receivable and Concentration of Credit Risk

An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable. As of March 31, 2024 and December 31, 2023, there was no allowance necessary.

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

Currency Translation

Ixaya’s functional currency is the Mexican Peso. Their reporting currencies are both the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of revenue and expense transactions. Monetary assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). Non-monetary assets and liabilities are recorded in the reporting currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

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

The Company reclassified the following operations to discontinued operations for the three months ended March 31, 2023.

Revenue	$59,180
Operating expenses	137,934
Other non-operating expenses	2,398
Net loss from discontinued operations	$(81,152)

The Company reflected the following gain on disposal for the three months ended March 31, 2023 related to the sale of Tickeri:

Common shares issued	$(47,816)
Forgiveness of related party notes	10,000,000
Forgiveness of accrued expenses	1,489,041
Cash	(163,879)
Accounts receivable	(39,457)
Accounts payable and accrued expenses	189,358
Other (income) loss	150,000

Net gain on disposal	$11,577,247

MONSTER

Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for the three months ended March 31, 2023 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the three months ended March 31, 2023.

Revenue	$132,139
Operating expenses	292,728
Other non-operating expenses	2,576
Net loss from discontinued operations	$(163,165)

NOTE 4: INVESTMENT - AVRIO

On February 23, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Avrio Worldwide, PBC (“Avrio”). Pursuant to the Purchase Agreement, the Company sold the assets associated with its HUMBL Financial product line, including all BLOCK ETXs and BLOCK Indexes (but not including any active trading algorithms or strategies) to Avrio. In exchange for selling such assets, HUMBL received: (1) 1,920,000 shares of Avrio’s Class A Common Stock that has one vote per share (representing a 10% stake in Avrio); and (2) 2.5% of the net revenues generated by Avrio from its sales of the acquired assets. The revenue share terminates upon the earlier of five years from the date of the Purchase Agreement or Avrio completing an initial public offering. The Company will also receive a seat on Avrio’s Board of Directors as part of the transaction, the initial designee being Brian Foote, CEO of the Company. The Company evaluated the consideration received from Avrio in the determination of the value of the investment. It was determined that Avrio had similar transactions where they raised capital at a $28 million valuation. The 10% equity that the Company received was thus valued at $2.8 million. The Company recorded the investment in accordance with ASC 320 at its fair value of $2.8 million as a gain on the sale of the HUMBL Financial assets which had a $0 book value as all costs related to HUMBL Financial were expensed as development costs.

NOTE 5: BUSINESS COMBINATIONS

For all acquisitions prior to January 1, 2023, refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024.

NOTE 6: REVENUE

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

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenue:
Services - Ixaya	$226,038	$191,610
Merchandise	105,950	75,359
Tickets	-	3,497
Other	10,391	219
	$342,379	$270,685

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

NOTE 7: INVENTORY

On November 2, 2022, in the acquisition of BM Authentics, the Company acquired $1,010,000 in inventory. Inventory consisted of sports merchandise and memorabilia ranging from autographed jerseys, bats, balls, helmets, and photos. As of March 31, 2024 and December 31, 2023, inventory is valued at $246,983 and $289,940, respectively.

NOTE 8: FIXED ASSETS

As of March 31, 2024 and December 31, 2023, the Company has the following fixed assets:

	March 31, 2024	December 31, 2023
Equipment – 5 year-life	$14,282	$14,282
Furniture and fixtures – 5 year-life	16,308	16,308
Accumulated depreciation	(20,069)	(18,064)
	$10,521	$12,526

Depreciation expense for the three months ended March 31, 2024 and 2023 was $2,005 and $2,427, respectively.

NOTE 9: INTANGIBLE ASSETS AND GOODWILL

As of March 31, 2024 and December 31, 2023, the Company has the following intangible assets:

	March 31, 2024	December 31, 2023
Intellectual property - software – 5 year-life	$3,150,000	$3,150,000
Customer relationship – 5 year-life	275,000	275,000
Domain names – 15 year-life	275,020	275,020
Accumulated amortization - software	(3,150,000)	(2,738,333)
Accumulated amortization – customer relationship	(275,000)	(275,000)
Accumulated amortization - domain names	(36,225)	(31,641)
	$238,795	$655,046

Amortization expense for the three months ended March 31, 2024 and 2023 was $37,084 and $37,083, respectively. The Company also impaired $379,167 in software costs in the three months ended March 31, 2024.

Amortization expense for the next five years and in the aggregate is as follows:

2025	$18,335
2026	18,335
2027	18,335
2028	18,335
2029	18,335
Thereafter	147,120
$238,795

NOTE 10: INTANGIBLE ASSETS – DIGITAL ASSETS

The Company had nominal amounts of digital assets in the period January 1, 2023 through March 31, 2023, and had divested themselves of all digital assets by June 30, 2023. See the Annual Report filed on Form 10-K for the year ended December 31, 2023 filed on March 28, 2024 for details of the digital assets.

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

NOTE 11: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan is due in monthly payments of $7,110 MXN (approximately $350 US$) inclusive of interest and matures in July 2025. As of March 31, 2024 and December 31, 2023, the Company has $6,434 and $7,533 outstanding under the loan. As of March 31, 2024, the Company has included $4,718 in current liabilities, and the balance of $1,716 in long-term liabilities.

NOTE 12: NOTES PAYABLE

Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of notes that existed as of December 31, 2023 and 2022. All notes payable had either been repaid or converted prior to December 31, 2023.

NOTE 13: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of March 31, 2024 and December 31, 2023. The chart below does not include notes payable that were repaid or converted during 2023, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	March 31, 2024	December 31, 2023

Note payable with a company controlled by a senior member of management dated August 1, 2023 for a period of eighteen months; $100,000 due within 45 days of the note; $200,000 due in one-year and the remaining $100,000 due at maturity. The initial payment was not made within 45 days however the company did provide the Company additional time to make the payment without being in default.	$300,000	$300,000

Advance – officer – Ixaya, on demand, no interest	34,525	33,685

Total	334,525	333,685
Less: Current portion	(334,525)	(233,685)
Long-term debt	$-	$100,000

Maturities of notes payable – related parties as of March 31 is as follows:

2025	$334,525

$334,525

Interest expense for the three months ended March 31, 2024 and 2023 was $0 and $103,174, respectively. There is no accrued interest at March 31, 2024.

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

NOTE 14: CONVERTIBLE PROMISSORY NOTES

The Company entered into notes payable – related parties as follows as of March 31, 2024 and December 31, 2023. The chart below does not include notes payable – related parties that were repaid or converted during 2023. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	March 31, 2024	December 31, 2023

Convertible note at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share.	$80,000	$80,000

Convertible notes due July 26, 2024 into common shares equal to the lowest closing trade price of the common stock in the 10 days following the issuance date.	375,000	375,000

Convertible note payable entered into April 10, 2023, with a maturity date of April 10, 2024, no interest charged unless in default. Paid in full February 2024.	-	20,230

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting	585,000	585,000

Convertible note at 9% interest, maturing August 24, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement. Fully converted in February 2024.	-	60,000

Convertible note, maturing September 7, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement	55,000	55,000

Convertible note payable entered into November 6, 2023, with a maturity date of August 15, 2024, one time interest charge assessed upon issuance	88,729	155,870

Convertible note payable entered into November 15, 2023, with a maturity date of November 15, 2024, one time interest charge assessed upon issuance	205,978	205,978

Convertible note payable entered into November 20, 2023, with a maturity date of November 20, 2024, one time interest charge assessed upon issuance	41,268	62,150

Convertible note payable entered into December 14, 2023, with a maturity date of December 14, 2024 one time interest charge assessed upon issuance	242,000	242,000

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance	242,000	242,000

Convertible note payable at 9% interest entered into January 4, 2024, with a maturity date of October 30, 2024	55,000	-

Convertible note payable entered into February 12, 2024, with a maturity date of February 12, 2025, one time interest charge assessed upon issuance	60,500	-

Convertible note payable entered into February 14, 2024, with a maturity date of November 15, 2024, one time interest charge assessed upon issuance	75,900	-

Convertible note payable entered into February 22, 2024, with a maturity date of February 22, 2025, one time interest charge assessed upon issuance	242,000	-

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance	133,100	-

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance	133,100	-

	2,614,575	2,083,228
Less: Current portion	(2,414,984)	(1,873,885)
Less: Discounts	(199,591)	(209,343)
Long-term debt	$-	$-

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

On February 23, 2023, the Company entered into a convertible promissory note in the amount up to $1,100,000. On February 23, 2023, the Company received the first tranche of this note in the amount of $110,000, including $10,000 in original issue discount for net proceeds of $100,000. On April 4, 2023, the Company received the second tranche of this note of $55,000, with a $5,000 original issue discount. On September 7, 2023, the Company received a third tranche of $55,000, with a $5,000 original issue discount. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days. In addition, the Company was required to reserve with the transfer agent, the amount of common shares equal to three times the number of common shares needed to convert any of the outstanding amounts received. This note was reclassified to Derivative Liabilities, see Note 16, as the conversion option qualified as a derivative instrument under ASC 815. As of March 31, 2024, two of the three notes have been fully converted with tranche three still outstanding.

On April 10, 2023, the Company entered into a Promissory Note in the amount of $59,675, with a term of twelve months due April 10, 2024, and an original issue discount of $5,425. From the $54,250 in proceeds received, $4,250 was deducted to pay for legal and due diligence fees. The Company received net proceeds of $50,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. A one-time interest charge of $7,757 was added upon the issuance of the note. Beginning on May 30, 2023 and for the next nine months thereafter, the Company is required to make monthly amortization payments of $6,743.20. In addition, the Company was required to reserve with the transfer agent, 52,346,491 shares of common stock for this note. This note was fully repaid in February 2024.

On May 10, 2023, the Company issued a convertible promissory note in the amount of up to $800,000 to Pacific Lion LLC (“Pacific Lion”). The amount of the initial tranche funded under the note was $100,000. The lender has the right at its option to fund up to an additional $700,000 under the note. The note bears interest at 6% per annum and is due on May 10, 2024. Upon completion of an uplisting to a senior stock exchange, the note will automatically convert into common stock at 80% of the uplisting offering price. In the event an uplisting does not occur by the maturity date or upon an event of default, the note will become convertible at 80% of the average of the closing trade prices during the five trading days preceding the date of conversion. The principal amount of the note may be prepaid at any time without penalty. The foregoing description of the note does not purport to be complete and is qualified in its entirety by reference to the note which is filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. In addition to the note, the Company also issued a Warrant to Purchase Shares of Common Stock to Pacific Lion on May 10, 2023. The warrant is exercisable for 500,000 shares for a period of five years at $0.10 per share. The Company valued the warrant at $2,145. In the event that an uplisting to a senior stock exchange does not occur within nine months of the issuance date, which did not happen, the warrant was automatically cancelled.

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

On August 24, 2023, the Company issued a 9% convertible promissory note in the amount of $60,000, for a term of twelve months due August 24, 2024. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. This note was fully converted in February 2024.

On November 6, 2023, the Company issued a Promissory Note in the amount of $178,250, due August 15, 2024, and an original issue discount of $23,250. The Company received net proceeds of $155,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date.

On November 15, 2023, the Company issued a Promissory Note in the amount of $187,253, due November 15, 2024. A one-time interest charge of $18,725 was added to the note, and an original issue discount of $17,023 was reflected that provided net proceeds of $170,230 to a vendor of the Company to pay outstanding invoices owed to them.

On November 20, 2023, the Company issued a Promissory Note in the amount of $62,150, due November 20, 2024, and an original issue discount of $7,150. The Company received net proceeds of $55,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date.

On December 14, 2023, the Company issued a Promissory Note in the amount of $220,000, due December 14, 2024. A one-time interest charge of $22,000 was added to the note, and an original issue discount of $20,000 was reflected that provided net proceeds of $200,000 to the Company.

On December 19, 2023, the Company issued a Promissory Note in the amount of $220,000, due December 19, 2024. A one-time interest charge of $22,000 was added to the note, and an original issue discount of $20,000 was reflected that provided net proceeds of $200,000 to the Company.

On January 4, 2024, the Company issued a Convertible Promissory Note in the amount of $55,000, due October 30, 2024. The note accrues interest at 9%, and an original issue discount of $5,000 was reflected that provided net proceeds of $50,000 to the Company. The note is convertible at a 35% discount to the lowest trade price of the common stock in the previous 10 trading days.

On February 12, 2024, the Company issued a Promissory Note in the amount of $55,000, due February 12, 2025. A one-time interest charge of $5,500 was added to the note, and an original issue discount of $5,000 was reflected that provided net proceeds of $50,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 25,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On February 14, 2024, the Company issued a Promissory Note in the amount of $66,000, due November 15, 2024. A one-time interest charge of $9,900 was added to the note, and an original issue discount of $11,000 was reflected that provided net proceeds of $55,000 to the Company.

On February 22, 2024, the Company issued a Promissory Note in the amount of $220,000, due February 22, 2025. A one-time interest charge of $22,000 was added to the note, and an original issue discount of $20,000 was reflected that provided net proceeds of $200,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 100,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On March 13, 2024, the Company issued a Promissory Note in the amount of $121,000, due March 13, 2025. A one-time interest charge of $12,100 was added to the note, and an original issue discount of $11,000 was reflected that provided net proceeds of $110,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 50,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On March 26, 2024, the Company issued a Promissory Note in the amount of $121,000, due March 26, 2025. A one-time interest charge of $12,100 was added to the note, and an original issue discount of $11,000 was reflected that provided net proceeds of $110,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 50,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

All of the convertible promissory notes as of March 31, 2024 are due in the next fiscal year, and therefore all current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the three months ended March 31, 2024 and 2023 was $21,818 and $87,515, respectively. Amortization of debt discount, and original issue discount was $67,752 and $12,408 for the three months ended March 31, 2024 and 2023, respectively. Accrued interest at March 31, 2024 was $251,450.

The Company recognized a loss on conversion of notes of $331,905 and $427,740 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 15: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of March 31, 2024 and December 31, 2023. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2023. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	March 31, 2024	December 31, 2023
Monster Creative purchase – June 30, 2021	$781,830	$1,381,830
Less: Current portion	(781,830)	(1,381,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of March 31, 2024.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. During the six months ended June 30, 2023, the Company converted $361,413 of the $975,000 note and sold the remaining $613,587 to a third party, who since converted the entire amount. Of the $5,525,000 note, the noteholder sold $2,925,000 to a third party who since converted the entire amount and converted $900,000 of this note. In the securities purchase agreement entered into effective June 30, 2023, $1,000,000 of the remaining balance of the note was cancelled, leaving a balance of $2,308,830. Of this amount $225,000 was sold to a third party and converted in August 2023, $702,000 was sold to a third party and converted in October 2023, and $600,000 sold to a third party in February 2024 leaving a balance outstanding of $781,830.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

Interest expense for the three months ended March 31, 2024 and 2023 was $13,280 and $75,421, respectively.

NOTE 16: DERIVATIVE LIABILITIES

The Company entered into several convertible notes payable, that terms include variable conversion prices (see Note 14). The Company evaluated these terms and determined that the conversion option on the convertible notes payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Instruments. The estimated fair value of the Derivative Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on March 31, 2024 and at inception:

	Three Months Ended March 31, 2024	Inception
Expected term	0.25 years	0.75 – 1.00 years
Expected volatility	145%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	4.90%	4.85%
Market price	$0.0007 – $0.001	$0.0078 - $0.013

The Company’s derivative liabilities as of March 31, 2024 and December 31, 2023 associated with the offerings are as follows.

	March 31, 2024	December 31, 2023
Fair value of conversion option on September 7, 2023 note (see Note 14)	$33,121	$63,316
	$33,121	$63,316

Activity related to the derivative liabilities for the period ended March 31, 2024 is as follows:

Beginning balance as of December 31, 2023	$63,316
Bifurcation of conversion option on convertible notes payable	-
Reclassification to equity upon conversion of convertible notes payable	-
Change in fair value of derivative liabilities	(30,195)
Ending balance as of March 31, 2024	$33,121

NOTE 17: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, and 20,000 shares of Series C Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

For the three months ended March 31, 2024, there were 8,032 shares of Series B Preferred Stock converted into 80,320,000 common shares.

For the three months ended March 31, 2023, there were 15,984 shares of Series B Preferred Stock converted into 159,840,000 common shares.

As of March 31, 2024, the Company has 371,843 shares of Series B Preferred Stock issued and outstanding.

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

In the period October 24, 2023 through December 31, 2023, the Company issued 12,280 shares of Series C Preferred Stock for cash, exchange of debt and exchange of warrants. The 12,280 shares are outstanding as of March 31, 2024.

Common Stock

The Company has 22,500,000,000 shares of common stock, par value $0.00001, authorized. The Company has 13,158,326,233 and 11,263,429,223 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000 shares.

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

In the three months ended March 31, 2024, the Company: (a) issued 50,000,000 shares for services rendered valued at $40,000; (b) 1,174,627,010 shares for conversion of notes payable and accrued interest valued at $994,701 that includes a loss on conversion of these shares in the amount of $331,905; (c) 589,950,000 shares of common stock in a cashless exchange of warrants; and (d) issued 80,320,000 shares of common stock in conversion of 8,032 Series B Preferred shares.

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

Warrants

Warrants issued in 2024 and 2023 consisted of the following:

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

On January 31, 2024, the Company issued 100,000,000 warrants with a strike price of $0.001 that expire January 31, 2027 in the issuance of a note payable.

On February 12, 2024, the Company issued 25,000,000 warrants with a strike price of $0.001 that expire February 12, 2027 in the issuance of a note payable.

On March 12, 2024, the Company issued 50,000,000 warrants with a strike price of $0.001 that expire March 12, 2027 in the issuance of a note payable.

On March 26, 2024, the Company issued 50,000,000 warrants with a strike price of $0.001 that expire March 26, 2027 in the issuance of a note payable.

The following represents a summary of the warrants:

	Three Months Ended March 31, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,101,509,804	$0.03257	347,234,804	$0.26265

Granted	225,000,000	0.001	1,046,000,000	0.00745
Exercised	(-)	-	(50,000,000)	-
Forfeited/Exchanged	(75,500,000)	-	(220,000,000)	-
Expired	(-)	-	(21,725,000)	-
Ending balance	1,251,009,804	$0.02851	1,101,509,804	$0.03257
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	3.57		3.99

As of March 31, 2024, 1,251,009,804 warrants are vested.

For the three months ended March 31, 2024 and 2023, the Company incurred stock-based compensation expense of $956,620 and $956,620, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of March 31, 2024, there remains unrecognized stock-based compensation expense related to these warrants of $8,185,476 comprising of service-based grants through June 30, 2026.

Options

As of March 31, 2024, 5,000,000 of the May 26, 2022 options as well as 630,000 options issued in 2021 have been forfeited. As of March 31, 2024, 3,546,667 options are exercisable.

	Three Months Ended March 31, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,660,000	$0.0983	4,005,000	$0.1501

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(345,000)	-
Expired	-	-	-	-
Ending balance	3,660,000	$0.0983	3,660,000	$0.0983
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	8.16		8.41

For the three months ended March 31, 2024 and 2023, the Company incurred stock-based compensation expense of $15,865 and $59,320, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants were calculated based on the black-scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Three Months Ended March 31, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,350,000	$0.1689	16,750,000	$0.1689

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	(3,350,000)	-	(13,400,000)	-
Ending balance	-	$-	3,350,000	$0.1689

On December 30, 2022, the Company and BizSecure negotiated a settlement of all claims resulting from the Company’s inability to timely register the 13,200,000 shares of common stock issued February 12, 2022 and 10,050,000 RSUs that vested during 2022. As a result, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms and the Company will continue the process to get those RSUs registered for resale and re-negotiate the terms of the common shares to be issued to BizSecure. For the year ended December 31, 2023, 13,400,000 RSUs vested. In 2023 6,700,000 of these shares were issued for the vested RSUs. For the three months ended March 31, 2024 3,350,000 RSUs vested, and no shares were issued for vested RSUs.

For the three months ended March 31, 2024 and 2023, the Company amortized $565,815 and $565,815, of the contingent consideration to additional paid in capital, respectively for the RSUs.

NOTE 18: RELATED-PARTY TRANSACTIONS

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

The following represents segment reporting for continuing operations only:

Three Months Ended March 31, 2023	Consumer	Commercial	Total
Segmented operating revenues	$18,224	$252,461	$270,685
Cost of revenues	25,278	98,111	123,389
Gross profit (loss)	(7,054)	154,350	147,296
Total operating expenses net of depreciation, amortization and impairment	3,014,017	777,392	3,791,409
Depreciation, amortization and impairment	7,725	33,358	41,083
Other expenses (income)	744,086	614	744,700
(Loss) from continuing operations	$(3,772,882)	$(657,014)	$(4,429,896)

Segmented assets as of March 31, 2023
Property and equipment, net	$18,543	$-	$18,543
Intangible assets	$257,130	$509,167	$766,297
Intangible assets – digital assets	$4,297	$147,823	$152,120
Capital expenditures	$-	$-	$-

Three Months Ended March 31, 2024	Consumer	Commercial	Total
Segmented operating revenues	$106,342	$236,037	$342,379
Cost of revenues	146,401	146,068	292,469
Gross profit (loss)	(40,059)	89,969	49,910
Total operating expenses net of depreciation, amortization and impairment	1,925,580	271,804	2,197,384
Depreciation, amortization and impairment	5,930	412,326	418,256
Other expenses (income)	416,506	49,786	466,292
(Loss) from continuing operations	$(2,388,075)	$(643,947)	$(3,032,022)

Segmented assets as of March 31, 2024
Property and equipment, net	$10,521	$-	$10,521
Intangible assets	$214,915	$23,880	$238,795
Capital expenditures	$-	$-	$-

The HUMBL Financial sector as well as the operations of Tickeri and Monster are reflected in discontinued operations on the consolidated statement of operations for the three months ended March 31, 2023. Additionally, the gain on the sale of the HUMBL Financial assets in the amount of $2,800,000 is not reflected in the above segment information for the three months ended March 31, 2024 as that segment has been disposed of.

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

Pacific Lion failed to purchase over $1,000,000 in Series C Preferred Stock that it agreed to purchase under its Stock Purchase Agreement (the “SPA”) with HUMBL and is currently in default under the SPA. In addition, Pacific Lion converted a portion of a note issued by the Company to a third party that it purportedly purchased from the third party but had not actually paid the purchase price for. On March 13, 2024, HUMBL filed a lawsuit against Pacific Lion to enforce its rights under the SPA in the United States District Court in San Diego, California. On March 27, 2024, Pacific Lion filed a Motion to Transfer Venue requesting that the litigation be moved from San Diego to Orange County, California. On May 6, 2024, the court granted Pacific Lion’s motion and the case was transferred from US District Court in San Diego to US District Court in Orange County. We intend to vigorously pursue our rights under the SPA.

NOTE 21: COMMITMENTS

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

NOTE 22: SUBSEQUENT EVENTS

Between April 1, 2024 and May 20, 2024, the Company issued 35,000,000 shares of common stock in conversion of 3,500 Series B Preferred shares; 1,857,967,355 shares of common stock in conversion of convertible notes payable and accrued interest; 196,650,000 shares of common stock as part of a securities exchange and 40,000,000 shares of common stock for services.

On April 2, 2024, the Company issued a Promissory Note in the amount of $121,000, due April 2, 2025. A one-time interest charge of $12,100 was added to the note, and an original issue discount of $11,000 that was included in the initial principal balance. The Company received net proceeds of $110,000 in connection with the transaction. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 50,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On April 9, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $122,000, due October 9, 2025 and 30 shares of Series C Preferred Stock. An original issue discount of $11,000 on the note was included in the initial principal balance and interest accruing at the rate of 10% per annum. The Company received $111,000 in net proceeds in connection with this transaction.

On April 15, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $122,000, due October 15, 2024 and 30 shares of Series C Preferred Stock. An original issue discount of $11,000 on the note was included in the initial principal balance and interest accruing at the rate of 10% per annum. The Company received $111,000 in net proceeds in connection with this transaction.

On April 16, 2024, the Company issued a Promissory Note in the amount of $111,000, due April 16, 2025. A one-time interest charge of $11,000 was added to the note, and an original issue discount of $10,000 that was included in the initial principal balance. The Company received net proceeds of $110,000 in connection with the transaction. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 50,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On April 22, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $123,000, due October 22, 2025 and 40 shares of Series C Preferred Stock. An original issue discount of $11,000 on the note was included in the initial principal balance. The Company received $112,000 in net proceeds in connection with this transaction.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth the summary operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Revenues	$342,379	$270,685
Cost of Revenues	$292,469	$123,389
Gross Profit	$49,910	$147,296
Development Costs	$71,926	$66,845
Professional Fees	$513,630	$406,591
Stock-based compensation	$1,012,485	$2,531,519
Impairment – intangible assets including goodwill	$379,167	$-
Impairment – digital assets	$-	$1,995
General and Administrative Expenses	$638,432	$825,542
Interest Expense	$(96,829)	$(269,611)
Gain on sale of HUMBL Financial assets	$2,800,000	$-
Amortization of Debt Discounts	$(67,752)	$(12,408)
Change in fair value of derivative liabilities	$30,195	$35,253
Derivative Expense	$-	$(70,218)
Gain on Sale of Digital Assets	$-	$24
Loss on conversion of convertible notes payable	$(331,906)	$(427,740)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(232,022)	$(4,429,896)

Revenues

Revenues for the three months ended March 31, 2024 were $342,379 as compared to $270,685 for the three months ended March 31, 2023, an increase of $71,694. The increase was due in large part to the sales of merchandise from our marketplace which included items from BM Authentics and from services rendered from our Mexican subsidiary, Ixaya.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended March 31, 2024 were $292,469 as compared to $123,389 for the three months ended March 31, 2023, an increase of $169,080. The increase was primarily due to increases in our marketplace for BM Authentics and our cost of labor for Ixaya.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 were $2,615,640 as compared to $3,832,492 for the three months ended March 31, 2023, a decrease of $1,216,852. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Our non-cash charges have already declined from levels in 2023 as our stock-based compensation has decreased sharply.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the three months ended March 31, 2024 were $71,926 compared with $66,845 for the three months ended March 31, 2023. The increase of development costs related to the roll out of various projects such as the HUMBL Wallet and Social.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended March 31, 2024 were $513,630 compared to $406,591 for the three months ended March 31, 2023. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2023 versus 2024. We expect that these costs will stabilize during 2024.

Stock-Based Compensation

The Company incurred $1,012,485 in stock-based compensation expenses for the three months ended March 31, 2024 compared to $2,531,519 for the three months ended March 31, 2023 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Digital Assets

The Company incurred $0 and $1,995 in impairment of our digital assets in the three months ended March 31, 2024 and 2023. The impairment of the digital assets was based on the valuation changes in the digital assets we held. Effective June 30, 2023, we held no digital assets.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 were $638,432 compared with $825,542 for the three months ended March 31, 2023. The decrease in general and administrative expenses of $187,110 is related to the following approximate reductions in salaries and wages, advertising, business development expenses, insurance, rent, and security.

Other Income (Expense)

In the three months ended March 31, 2024 we incurred $2,333,708 in other income, compared to $744,700 in other expenses in the three months ended March 31, 2023, an increase of $3,078,408. The main contributing factors of this increase was the $2,800,000 gain on the sale of HUMBL Financial assets for the 10% ownership in Avrio and decreases in other expenses from 2023 to 2024 mostly related to interest expense, and the loss on the conversion of convertible debt. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the three months ended March 31, 2024 was ($232,022) as compared to a net loss of ($4,429,896) for the three months ended March 31, 2023. The $4,167,486 decrease in the net loss was due to the changes noted herein.

Segment Reporting

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions.

The following represents segment reporting for continuing operations only:

Three Months Ended March 31, 2023	Consumer	Commercial	Total
Segmented operating revenues	$18,224	$252,461	$270,685
Cost of revenues	25,278	98,111	123,389
Gross profit (loss)	(7,054)	154,350	147,296
Total operating expenses net of depreciation, amortization and impairment	3,014,017	777,392	3,791,409
Depreciation, amortization and impairment	7,725	33,358	41,083
Other expenses (income)	744,086	614	744,700
(Loss) from continuing operations	$(3,772,882)	$(657,014)	$(4,429,896)

Segmented assets as of March 31, 2023
Property and equipment, net	$18,543	$-	$18,543
Intangible assets	$257,130	$509,167	$766,297
Intangible assets – digital assets	$4,297	$147,823	$152,120
Capital expenditures	$-	$-	$-

Three Months Ended March 31, 2024	Consumer	Commercial	Total
Segmented operating revenues	$106,342	$236,037	$342,379
Cost of revenues	146,401	146,068	292,469
Gross profit (loss)	(40,059)	89,969	49,910
Total operating expenses net of depreciation, amortization and impairment	1,925,580	271,804	2,197,384
Depreciation, amortization and impairment	5,930	412,326	418,256
Other expenses (income)	416,506	49,786	466,292
(Loss) from continuing operations	$(2,388,075)	$(643,947)	$(3,032,022)

Segmented assets as of March 31, 2024
Property and equipment, net	$10,521	$-	$10,521
Intangible assets	$214,915	$23,880	$238,795
Capital expenditures	$-	$-	$-

The HUMBL Financial sector as well as the operations of Tickeri and Monster are reflected in discontinued operations on the consolidated statement of operations for the three months ended March 31, 2023. Additionally, the gain on the sale of the HUMBL Financial assets in the amount of $2,800,000 is not reflected in the above segment information for the three months ended March 31, 2024 as that segment has been disposed of.

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

As of March 31, 2024, we had $32,403 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $2,057,151 and $4,690,800 as of March 31, 2024 and December 31, 2023, respectively. The majority of our current liabilities is in the form of long-term debt and notes payable, and accounts payable and accrued expenses. The decrease in working capital is the direct result of reductions of notes payable, accrued interest and accrued expenses as well as the change in contingent consideration. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $270,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the three months ended March 31, 2024 received net proceeds of approximately $580,000 from various debt financings. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

Net cash used in operating activities was $807,565 and $1,157,741 for the three months ended March 31, 2024 and 2023, respectively. The $350,176 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2023 to 2024, such as the gain on the sale of HUMBL Financial assets, and decreases in our stock-based compensation. Additionally, our changes in assets and liabilities decreased by approximately $380,000.

We had no activities from investing activities in the three months ended March 31, 2024 and 2023, respectively.

Cash provided by financing activities was $471,488 and $841,841 for the three months ended March 31, 2024 and 2023, respectively. In 2024, the Company raised $580,000 from the proceeds from convertible notes as well as repayments of convertible notes payable of $108,253. In 2023, we raised $497,250 from proceeds of convertible notes payable and $251,048 from related party notes payable and $50,000 from a contribution of capital by our CEO and $50,000 from notes payable.

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

Off-Balance Sheet Arrangements

As March 31, 2024 and December 31, 2023, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pacific Lion failed to purchase over $1,000,000 in Series C Preferred Stock that it agreed to purchase under its Stock Purchase Agreement (the “SPA”) with HUMBL and is currently in default under the SPA. In addition, Pacific Lion converted a portion of a note issued by the Company to a third party that it purportedly purchased from the third party but had not actually paid the purchase price for. On March 13, 2024, HUMBL filed a lawsuit against Pacific Lion to enforce its rights under the SPA in the United States District Court in San Diego, California. On March 27, 2024, Pacific Lion filed a Motion to Transfer Venue requesting that the litigation be moved from San Diego to Orange County, California. On May 6, 2024, the court granted Pacific Lion’s motion and the case was transferred from U.S. District Court, Southern District of California to U.S. District Court, Central District of California, Southern Division. We intend to vigorously pursue our rights under the SPA.

ITEM 1A. RISK FACTORS

Not applicable as we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2024, the Company issued a Warrant to Purchase Shares of Common Stock for 100,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On February 12, 2024, the Company issued a Warrant to Purchase Shares of Common Stock for 25,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On March 13, 2024, the Company issued a Warrant to Purchase Shares of Common Stock for 50,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On March 26, 2024, the Company issued a Warrant to Purchase Shares of Common Stock for 50,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

All proceeds received in connection with the sales of the equity securities above were used for general operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish to the SEC a copy of any omitted schedule and/or exhibit upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

HUMBL, Inc.

Date: May 20, 2024	By:	/s/ BRIAN FOOTE
Brian Foote
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

