Form 10-Q
period 2024-06-30
HUMBL, INC.
filed 2024-08-19
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

There were 18,262,717,858 shares of the Registrant’s $0.00001 par value common stock outstanding as of August 19, 2024.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

HUMBL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS (IN US$)

JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	JUNE 30,	DECEMBER 31,
	2024	2023
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$12,053	$363,254
Assets related to user cryptocurrencies safeguarding obligation	12,559	34,217
Accounts receivable	-	30,000
Inventory, net	251,090	289,940
Prepaid expenses and other current assets	18,422	106,082
Investment - Avrio	2,800,000	-
Current assets of discontinued operations	-	11,274

Total Current Assets	3,094,124	834,767

Non-Current Assets:
Fixed assets, net of depreciation	8,515	12,526
Intangible assets, net of amortization	234,211	243,379
Non-current assets of discontinued operations	-	411,667

Total Non-Current Assets	242,726	667,572

TOTAL ASSETS	$3,336,850	$1,502,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,427,809	$1,300,655
User cryptocurrencies safeguarding obligation	12,559	34,217
Contingent consideration	-	565,815
Derivative liabilities	33,112	63,316
Current portion of notes payable - bank	-	-
Current portion of notes payable	34,063	-
Current portion of notes payable - related parties	343,958	200,000
Convertible notes payable - related parties, net of current portion	421,830	1,381,830
Current portion of convertible notes payable, net of discount	2,395,570	1,873,885
Current liabilities of discontinued operations	-	105,849

Total Current Liabilities	4,668,901	5,525,567

Long-Term Liabilities:
Notes payable - bank, net of current portion	-	-
Notes payable - related parties, net of current portion	-	100,000
Convertible notes payable, net of current portion, net of discount	339,406	2,511

Total Long-Term Liabilities	339,406	102,511

Total Liabilities	5,008,307	5,628,078

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized and 20,000 Series C Preferred stock authorized
Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 368,343 and 379,875 shares issued and outstanding, respectively	4	4
Series C Preferred, par value $0.00001, 12,350 and 12,280 shares issued and outstanding, respectively	-	-
Common stock, par value, $0.00001, 22,500,000,000 shares authorized, 16,241,452,474 and 11,263,429,223 issued and outstanding, respectively	162,415	112,634
Additional paid in capital	104,600,460	99,124,893
Accumulated deficit	(106,434,406)	(103,241,196)
Accumulated other comprehensive income (loss)	-	(122,144)

Total Stockholders’ Deficit	(1,671,457)	(4,125,739)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,336,850	$1,502,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUMBL, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN US$)

SIX AND THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2024	2023	2024	2023

REVENUES	$263,198	$197,653	$156,857	$118,578

COST OF REVENUES	308,565	180,546	162,165	82,386

GROSS (LOSS) PROFIT	(45,367)	17,107	(5,308)	36,192

OPERATING EXPENSES
Development costs	92,787	161,980	20,861	95,135
Professional fees	1,015,172	871,234	491,382	464,643
Settlement	-	-	-	-
Stock-based compensation	-	-	-	-
Impairment - inventory	-	-	-	-
Impairment - intangible assets including goodwill	-	-	-	-
Impairment - digital assets	-	151,409	-	149,414
General and administrative expenses	2,865,426	5,245,594	1,385,789	1,997,987

Total Operating Expenses	3,973,385	6,430,217	1,898,032	2,707,179

OPERATING LOSS	(4,018,752)	(6,413,110)	(1,903,340)	(2,670,987)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(401,212)	(513,358)	(304,514)	(243,639)
Gain on sale of HUMBL Financial assets	2,800,000	-	-	-
Amortization of debt discounts	(159,464)	(29,101)	(91,712)	(16,693)
Gain on sale of digital assets	-	24	-	-
Change in fair value of derivative liability	30,204	40,193	9	4,940
Derivative expense	-	(79,351)	-	(9,133)
Gain (loss) on conversion of convertible notes payable	(967,261)	371,833	(635,355)	799,573

Total Non-Operating Income (Expenses)	1,302,267	(209,760)	(1,031,572)	535,048

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(2,716,485)	(6,622,870)	(2,934,912)	(2,135,939)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(450,449)	(185,666)	-	1,616
(Loss) gain on disposal of discontinued operations	(26,276)	13,685,645	(26,276)	2,108,398
Total discontinued operations	(476,725)	13,499,979	(26,276)	2,110,014

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,193,210)	6,877,109	(2,961,188)	(25,925)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(3,193,210)	$6,877,109	$(2,961,188)	$(25,925)

Other comprehensive income (loss)
Foreign currency translations adjustment	-	-	-	-
Comprehensive income (loss)	$(3,193,210)	$6,877,109	$(2,961,188)	$(25,925)

Net loss per share - basic
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00

Net loss per share - basic	$(0.00)	$0.00	$(0.00)	$(0.00)

Net income (loss) per share - diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00

Net income (loss) per share - diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	13,423,263,833	3,080,423,320	14,689,876,548	3,690,554,260

Weighted average common shares outstanding - diluted	13,423,263,833	6,966,503,147	14,689,876,548	3,690,554,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUMBL, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (IN US$)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

										Accumulated
	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2023	7,000,000	$70	416,159	$4	-	$-	2,182,343,775	$21,823	$63,887,828	$19,454	$(99,218,747)	$(35,289,568)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	-	-	40,418,750	404	383,532	-	-	383,936
Acquisition - BM Authentics (to settle obligation to issue common shares)	-	-	-	-	-	-	90,000,000	900	899,100	-	-	900,000
Settlement of Tickeri sale	-	-	-	-	-	-	5,433,656	54	47,762	-	-	47,816
Conversion of convertible notes	-	-	-	-	-	-	527,274,658	5,273	4,849,868	-	-	4,855,141
Conversion of Series B Preferred to common shares	-	-	(15,984)	-	-	-	159,840,000	1,599	(1,599)	-	-	-
Shares canceled for no consideration	-	-	-	-	-	-	-	-	-	-	-	-
Contribution of capital	-	-	-	-	-	-	-	-	50,000	-	-	50,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	59,320	-	-	59,320
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	-	-	1,135,579	-	-	1,135,579
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	(54,808)	-	(54,808)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	6,903,034	6,903,034

Balance - March 31, 2023	7,000,000	$70	400,175	$4	-	$-	3,005,310,839	$30,053	$72,833,825	$(35,354)	$(92,315,713)	$(19,487,115)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	-	-	76,916,666	769	461,156	-	-	461,925
Cash	-	-	-	-	-	-	147,500,000	1,475	358,575	-	-	360,050
Vested RSUs	-	-	-	-	-	-	3,350,000	34	(34)	-	-	-
Conversion of convertible notes	-	-	-	-	-	-	776,645,700	7,766	3,211,917	-	-	3,219,683
Conversion of Series B Preferred to common shares	-	-	(9,795)	-	-	-	97,950,000	980	(980)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	958,765	-	-	958,765
Stock-based compensation - options	-	-	-	-	-	-	-	-	51,543	-	-	51,543
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	-	-	36,875	-	-	36,875
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	(17,078)	-	(17,078)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(25,925)	(25,925)

Balance - June 30, 2023	7,000,000	$70	390,380	$4	-	$-	4,107,673,205	$41,077	$78,477,457	$(52,432)	$(92,341,638)	$(13,875,462)

Balance - January 1, 2024	7,000,000	$70	379,875	$4	12,280	$-	11,263,429,223	$112,634	$99,124,893	$(122,144)	$(103,241,196)	$(4,125,739)

Stock issued for:
Services	-	-	-	-	-	-	50,000,000	500	39,500	-	-	40,000
Conversion of convertible notes	-	-	-	-	-	-	1,174,627,010	11,746	982,955	-	-	994,701
Conversion of Series B Preferred to common shares	-	-	(8,032)	-	-	-	80,320,000	803	(803)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	589,950,000	5,900	(5,900)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	15,865	-	-	15,865
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	(24,791)	-	(24,791)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(232,022)	(232,022)

Balance - March 31, 2024	7,000,000	$70	371,843	$4	12,280	$-	13,158,326,233	$131,583	$101,678,945	$(146,935)	$(103,473,218)	$(1,809,551)

Stock issued for:
Services	-	-	-	-	70	-	40,000,000	400	97,600	-	-	98,000
Conversion of convertible notes	-	-	-	-	-	-	2,658,126,241	26,582	1,504,568	-	-	1,531,150
Conversion of Series B Preferred to common shares	-	-	(3,500)	-	-	-	35,000,000	350	(350)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	350,000,000	3,500	241,500	-	-	245,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	10,577	-	-	10,577
Warrant purchases	-	-	-	-	-	-	-	-	111,000	-	-	111,000
Change in comprehensive income	-	-	-	-	-	-	-	-	-	146,935	-	146,935
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,961,188)	(2,961,188)

Balance - June 30, 2024	7,000,000	$70	368,343	$4	12,350	$-	16,241,452,474	$162,415	$104,600,460	$-	$(106,434,406)	$(1,671,457)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUMBL, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN US$)

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net (loss) income	$(3,193,210)	$6,877,109
Adjustments to reconcile net (loss) income to net cash used in operating activities	.
Depreciation	4,011	4,012
Amortization	9,168	9,168
Impairment expense - digital assets	-	151,409
(Gain) on sale of digital assets	-	(24)
Loss on conversion of convertible notes payable	967,261	(371,833)
Expenses paid for by digital assets	-	359
Fee added to convertible notes	315,466	12,757
Amortization of debt discounts	159,464	29,101
Foreign currency adjustment	-	-
Stock-based compensation	2,322,682	4,040,627
Gain on disposal of Tickeri	-	(11,577,247)
Gain on disposal of Monster	-	(2,108,398)
Derivative expense	-	79,351
Change in fair value of derivative liability	(30,204)	(40,193)
Gain on sale of HUMBL Financial assets	(2,800,000)	-
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	30,000	(30,000)
Inventory	38,850	37,023
Prepaid expenses and other assets	87,660	7,937
Accounts payable and accrued expenses	311,329	399,887
Total adjustments	1,415,687	(9,356,064)

Net cash used in operating activities of continuing operations	(1,777,523)	(2,478,955)
Net cash provided by operating activities of discontinued operations	439,236	377,534
Net cash used in operating activities	(1,338,287)	(2,101,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	42,500	700,000
Payments of notes payable - bank	-	-
Payments of notes payable	-	(477,429)
Repayment of convertible notes payable	(221,901)	-
Contribution of capital CEO	-	50,000
Proceeds from sales of warrants	111,000	-
Proceeds from notes payable	30,000	50,000
Proceeds from convertible notes payable	1,025,487	1,040,000
Proceeds from issuance of common and preferred stock for cash	-	360,050
Net cash provided by financing activities	987,086	1,722,621

NET (DECREASE) IN CASH AND RESTRICTED CASH	(351,201)	(378,800)

CASH - BEGINNING OF PERIOD	363,254	447,589

CASH - END OF PERIOD	$12,053	$68,789

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$990

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement with Tickeri in disposal	$-	$11,496,095
Settlement with Monster in disposal	$-	$1,848,459
Conversion of preferred stock into common stock	$1,153	$2,579
Conversion of obligation to issue common stock into common stock	$-	$903,936
Conversion of convertible notes payable, derivative liability and accrued interest to common stock	$1,558,590	$8,446,655
Settlement of accounts payable for digital assets	$-	$2,688
Shares issued for vested RSUs	$-	$34
Shares of common stock issued for warrant exchanges	$5,900	$-
Vesting of contingent consideration	$565,815	$1,131,630
Reclassification of convertible notes payable to derivative liability	$-	$356,177
Changes in SAB 121 recognition of assets and liabilities	$21,658	$495,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUMBL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

JUNE 30, 2024

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

In June 2024, the Company decided to terminate the Ixaya SPA effective April 1, 2024 and deconsolidate from the Company, and utilize their support staff in various projects the Company works on. There was no return of shares previously issued to the owner of Ixaya, and the Company returned the shares they owned in Ixaya, and the separation was amicable on both sides. The results of Ixaya are reflected in discontinued operations.

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

As of June 30, 2024, we had $12,053 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $1,574,777 and $4,690,800 as of June 30, 2024 and December 31, 2023, respectively. The majority of our current liabilities is in the form of long-term debt and notes payable, and accounts payable and accrued expenses. The decrease in working capital is the direct result of reductions of notes payable, accrued interest and accrued expenses as well as the change in the contingent consideration. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $225,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the six months ended June 30, 2024 received net proceeds of approximately $1,209,000 from various debt and warrant financings. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

Net cash used in operating activities was $1,338,287 and $2,101,421 for the six months ended June 30, 2024 and 2023, respectively. The $763,134 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2023 to 2024, such as the gain on the sale of HUMBL Financial assets, and decreases in our stock-based compensation. Additionally, our changes in assets and liabilities increased by approximately $54,000.

We had no activities from investing activities in the six months ended June 30, 2024 and 2023, respectively.

Cash provided by financing activities was $987,086 and $1,722,621 for the six months ended June 30, 2024 and 2023, respectively. In 2024, the Company raised $1,025,487 from the proceeds from convertible notes as well as repayments of convertible notes payable of $221,901 and raised $111,000 from the sale of warrants. In 2023, we raised $360,050 from the sale of stock, $1,040,000 from proceeds of convertible notes payable and $700,000 from related party notes payable and $50,000 from a contribution of capital by our CEO and $50,000 from notes payable. We also repaid $477,429 of notes payable.

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

Principles of Consolidation

The consolidated financial statements include the accounts of HUMBL, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. HUMBL, Inc. holds 100% BM Authentics. The Company formed additional subsidiaries that are inactive and have no activity for future use. All operations of Tickeri, Monster and Ixaya are reflected in discontinued operations as these entities were sold back to the original owners on January 31, 2023 (Tickeri) and June 30, 2023 (Monster), respectively, and the Company deconsolidated Ixaya and gave back the original owner his shares effective April 1, 2024.

The Company applies the guidance of Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Reclassification

The Company has reclassified certain amounts in the 2023 financial statements to comply with the 2024 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the six months ended June 30, 2023.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of June 30, 2024 and December 31, 2023, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

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

Accounts Receivable and Concentration of Credit Risk

An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable. As of June 30, 2024 and December 31, 2023, there was no allowance necessary.

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

Investment

The Company accounts for their investment in Avrio under the guidance of ASC 321. The Company has elected to apply the measurement alternative discussed in ASC 321-10-35-2, and as a result will measure the investment at cost and adjust to fair value if impaired or upon observable prices.

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

Commencing January 1, 2022, the Company simplified their business model to segment their business into two distinct divisions: Consumer and Commercial. The segments remained this way until April 1, 2024 when Ixaya was deconsolidated from the Company upon the agreement to terminate the Ixaya SPA. At that time all of the Company’s operations were considered to be consumer related. As we only reflect segment reporting for continuing operations, no amounts are provided for the six and three months ended June 30, 2024.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. This standard will be effective for smaller reporting companies in fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption did not have a material impact on our consolidated financial statements.

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

The Company reclassified the following operations to discontinued operations for the six months ended June 30, 2023.

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

MONSTER

Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for the six and three months ended June 30, 2023 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the six months ended June 30, 2023.

Revenue	$558,125
Operating expenses	699,601
Other non-operating expenses	7,747
Net loss from discontinued operations	$(149,223)

The Company reclassified the following operations to discontinued operations for the three months ended June 30, 2023.

Revenue	$366,806
Operating expenses	268,939
Other non-operating expenses	2,773
Net income from discontinued operations	$95,094

The Company reflected the following gain on disposal for the six and three months ended June 30, 2023 related to the sale of Monster:

Forgiveness of related party notes	$1,072,361
Forgiveness of accrued expenses	656,619
Cash	(18,541)
Accounts receivable	(414,412)
Prepaid expenses and other current assets	(40,835)
Fixed assets	(3,093)
Accounts payable and accrued expenses	541,680
Due to seller	314,619

Net gain on disposal	$2,108,398

IXAYA

Effective April 1, 2024, the Company and Ixaya agreed to terminate the Ixaya SPA and continue working together on certain projects in a contractor role. In this agreement, Ixaya will keep the shares previously issued to them when they were acquired and the Company would deconsolidate Ixaya as of April 1, 2024. The operations of Ixaya for the six and three months ended June 30, 2024 and 2023 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the six months ended June 30, 2024 (there were no operations for the three months ended June 30, 2024).

Revenue	$236,038
Operating expenses	686,356
Other non-operating expenses	131
Net loss from discontinued operations	$(450,449)

The Company reclassified the following operations to discontinued operations for the six months ended June 30, 2023.

Revenue	$291,813
Operating expenses	328,029
Other non-operating expenses	227
Net loss from discontinued operations	$(36,443)

The Company reclassified the following operations to discontinued operations for the three months ended June 30, 2023.

Revenue	$100,203
Operating expenses	157,130
Other non-operating expenses	108
Net income from discontinued operations	$(57,035)

The Company reflected the following loss on disposal for the six and three months ended June 30, 2024 related to the deconsolidation of Ixaya:

Cash	$(5,101)
Accumulated comprehensive income	(146,935)
Bank loan	6,434
Accounts payable and accrued expenses	84,801
Due to officer	34,525

Net loss on disposal	$(26,276)

NOTE 4: INVESTMENT - AVRIO

On February 23, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Avrio Worldwide, PBC (“Avrio”). Pursuant to the Purchase Agreement, the Company sold the assets associated with its HUMBL Financial product line, including all BLOCK ETXs and BLOCK Indexes (but not including any active trading algorithms or strategies) to Avrio. In exchange for selling such assets, HUMBL received: (1) 1,920,000 shares of Avrio’s Class A Common Stock that has one vote per share (representing a 10% stake in Avrio); and (2) 2.5% of the net revenues generated by Avrio from its sales of the acquired assets. The revenue share terminates upon the earlier of five years from the date of the Purchase Agreement or Avrio completing an initial public offering. The Company will also receive a seat on Avrio’s Board of Directors as part of the transaction, the initial designee being Brian Foote, CEO of the Company. The Company evaluated the consideration received from Avrio in the determination of the value of the investment. It was determined that Avrio had similar transactions where they raised capital at a $28 million valuation. The 10% equity that the Company received was thus valued at $2.8 million. The Company recorded the investment in accordance with ASC 321 at its fair value of $2.8 million as a gain on the sale of the HUMBL Financial assets which had a $0 book value as all costs related to HUMBL Financial were expensed as development costs.

NOTE 5: BUSINESS COMBINATIONS

For all acquisitions prior to January 1, 2023, refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024.

NOTE 6: REVENUE

On July 14, 2023, the Company entered into Technology Services Agreement dated July 15, 2023 (the “Agreement”) with Arena Football League Management, LLC (“AFL”). Under the terms of the Agreement, the Company will serve as, and be acknowledged in AFL’s marketing efforts as, the official technology ticketing platform for all AFL events. AFL is a professional indoor football league in the United States. The Company had agreed to allocate $10,000 per month to promote the AFL and AFL venues leading to the 2024 indoor football league season.

Under the compensation terms of the Agreement, the Company was to receive a service fee of $5.00 that will increase by $1.00 each year through 2028 (plus the credit card fee charged in connection with the transaction by the credit card company) from which it will pay AFL $1.00 on all tickets sold and processed exclusively through the HUMBL Tickets platform. The service fee received by the Company from AFL for any venues that do not accept HUMBL Tickets as the exclusive provider was to be reduced to $2.00 in 2024, $3.00 in 2025, $4.00 in 2026, $4.50 in 2027 and $5.00 in 2028.

The Company had agreed to issue shares of its common stock to AFL as follows: (a) 15,000,000 upon completion of the 2024 AFL football season; (b) 15,000,000 shares upon completion of the 2025 AFL football season; and (c) 15,000,000 shares upon completion of the 2026 AFL football season. If AFL sells more than $30,000,000 in tickets under the Agreement during the 2024 AFL football season, then the Company will issue 15,000,000 shares of its common stock to AFL. The Company also agreed to pay the following stock compensation to AFL based on the number of new customers that download the HUMBL Wallet and purchase an AFL ticket during calendar year 2024: (x) 10,000,000 shares of common stock for at least 250,000 but less than 500,000 HUMBL Wallet downloads; (y) 15,000,000 shares of common stock for at least 500,000 but less than 1,000,000 HUMBL Wallet downloads; or (z) 25,000,000 shares of common stock for 1,000,000 or more HUMBL Wallet downloads. The share numbers set forth above will automatically be adjusted in the event of a reverse split or other similar event.

The AFL season was cancelled and as a result, none of the shares had been vested and tickets sold for games not played were refunded. The Company does not expect to incur revenue from these sales in the future.

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Revenue:
Merchandise	$243,568	$171,323
Software	-	20,000
Tickets	18,924	5,965
Other	706	365
	$263,198	$197,653

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Revenue:
Merchandise	$137,618	$95,964
Software	-	20,000
Tickets	18,924	2,468
Other	315	146
	$156,857	$118,578

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

NOTE 7: INVENTORY

On November 2, 2022, in the acquisition of BM Authentics, the Company acquired $1,010,000 in inventory. Inventory consisted of sports merchandise and memorabilia ranging from autographed jerseys, bats, balls, helmets, and photos. As of June 30, 2024 and December 31, 2023, inventory is valued at $251,090 and $289,940, respectively.

NOTE 8: FIXED ASSETS

As of June 30, 2024 and December 31, 2023, the Company has the following fixed assets:

	June 30, 2024	December 31, 2023
Equipment – 5 year-life	$14,282	$14,282
Furniture and fixtures – 5 year-life	16,308	16,308
Accumulated depreciation	(22,075)	(18,064)
	$8,515	$12,526

Depreciation expense for the six months ended June 30, 2024 and 2023 was $4,011 and $4,012, respectively.

NOTE 9: INTANGIBLE ASSETS AND GOODWILL

As of June 30, 2024 and December 31, 2023, the Company has the following intangible assets:

	June 30, 2024	December 31, 2023
Intellectual property - software – 5 year-life	$2,500,000	$2,500,000
Customer relationship – 5 year-life	275,000	275,000
Domain names – 15 year-life	275,020	275,020
Accumulated amortization - software	(2,500,000)	(2,500,000)
Accumulated amortization – customer relationship	(275,000)	(275,000)
Accumulated amortization - domain names	(40,809)	(31,641)

	$234,211	$243,379

Amortization expense for the six months ended June 30, 2024 and 2023 was $9,168 and $9,168, respectively. The Company also impaired $379,167 in software costs in the six months ended June 30, 2024.

Amortization expense for the next five years and in the aggregate is as follows:

2025	$18,335
2026	18,335
2027	18,335
2028	18,335
2029	18,335
Thereafter	142,536
$234,211

NOTE 10: INTANGIBLE ASSETS – DIGITAL ASSETS

The Company had nominal amounts of digital assets in the period January 1, 2023 through June 30, 2023, and had divested themselves of all digital assets by June 30, 2023. See the Annual Report filed on Form 10-K for the year ended December 31, 2023 filed on March 28, 2024 for details of the digital assets.

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

NOTE 11: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan was due in monthly payments of $7,110 MXN (approximately $350 US$) inclusive of interest and matures in July 2025. Due to the deconsolidation upon separation effective April 1, 2024, the note is part of the liabilities from discontinued operations.

NOTE 12: NOTES PAYABLE

Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of notes that existed as of December 31, 2023 and 2022. All notes payable had either been repaid or converted prior to December 31, 2023.

The Company entered into a note payable with an individual on June 13, 2024 that matures December 13, 2024 in the amount of $37,500. There was a one-time interest charge included in the note in the amount of $3,750. There was an original interest discount of $3,750 recorded and amortization of discount for the six months ended June 30, 2024 was $313. The balance of the note payable as of June 30, 2024, net of discount is $34,063.

NOTE 13: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of June 30, 2024 and December 31, 2023. The chart below does not include notes payable that were repaid or converted during 2023, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	June 30, 2024	December 31, 2023

Note payable with a company controlled by a senior member of management dated August 1, 2023 for a period of eighteen months; $100,000 due within 45 days of the note; $200,000 due in one-year and the remaining $100,000 due at maturity. The initial payment was not made within 45 days however the company did provide the Company additional time to make the payment without being in default.	$300,000	$300,000

Note payable with a trust related to an officer and director of the Company dated May 13, 2024 for a period of one year maturing May 13, 2025 at 6% interest.	20,000	-

Note payable with a trust related to an officer and director of the Company dated June 27, 2024 for a period of one year maturing June 27, 2025 at 6% interest.	12,500	-

Note payable with an employee dated June 12, 2024 maturing September 12, 2024	12,500	-

Total	345,000	300,000
Less: Current portion	(343,958)	(200,000)
Less: Discount	(1,042)	-
Long-term debt	$-	$100,000

Maturities of notes payable – related parties as of June 30 is as follows:

2025	$343,958

$343,958

Interest expense for the six months ended June 30, 2024 and 2023 was $169 and $186,890, respectively. There is $169 of accrued interest at June 30, 2024.

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

Effective April 1, 2024, the $33,685 outstanding to the officer of Ixaya was deconsolidated and part of liabilities from discontinued operations as of December 31, 2023.

The Company received $50,000 in advances in the form of short term loans between April and June 2024 that were repaid within the same time period. In June 2024, the Company entered into a few notes payable with related parties as described above totaling $45,000.

NOTE 14: CONVERTIBLE PROMISSORY NOTES

The Company entered into notes payable – related parties as follows as of June 30, 2024 and December 31, 2023. The chart below does not include notes payable – related parties that were repaid or converted during 2023. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	June 30, 2024	December 31, 2023

Convertible note at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share.	$80,000	$80,000

Convertible notes due July 26, 2024 into common shares equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. $125,000 of these notes was converted in April 2024.	250,000	375,000

Convertible note payable entered into April 10, 2023, with a maturity date of April 10, 2024, no interest charged unless in default. Paid in full February 2024.	-	20,230

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting	585,000	585,000

Convertible note at 9% interest, maturing August 24, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement. Fully converted in February 2024.	-	60,000

Convertible note, maturing September 7, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement	55,000	55,000

Convertible note payable entered into November 6, 2023, with a maturity date of August 15, 2024, one time interest charge assessed upon issuance. Fully paid in May 2024.	-	155,870

Convertible note payable entered into November 15, 2023, with a maturity date of November 15, 2024, one time interest charge assessed upon issuance. Amount fully converted in May and June 2024.	-	205,978

Convertible note payable entered into November 20, 2023, with a maturity date of November 20, 2024, one time interest charge assessed upon issuance. Fully paid in June 2024.	-	62,150

Convertible note payable entered into December 14, 2023, with a maturity date of December 14, 2024 one time interest charge assessed upon issuance	242,000	242,000

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance	242,000	242,000

Convertible note payable at 9% interest entered into January 4, 2024, with a maturity date of October 30, 2024	55,000	-

Convertible note payable entered into February 12, 2024, with a maturity date of February 12, 2025, one time interest charge assessed upon issuance	60,500	-

Convertible note payable entered into February 14, 2024, with a maturity date of November 15, 2024, one time interest charge assessed upon issuance	75,900	-

Convertible note payable entered into February 22, 2024, with a maturity date of February 22, 2025, one time interest charge assessed upon issuance	242,000	-

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance	133,100	-

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance	133,100	-

Convertible note payable entered into April 2, 2024, with a maturity date of April 2, 2025, one time interest charge assessed upon issuance	133,100	-

Convertible note payable entered into April 17, 2024, with a maturity date of April 17, 2025, one time interest charge assessed upon issuance	121,000	-

Convertible note payable entered into April 23, 2024, with a maturity date of October 22, 2025, at 10% interest per annum	123,000	-

Convertible note payable entered into April 15, 2024, with a maturity date of October 15, 2025, at 10% interest per annum	122,000	-

Convertible note payable entered into May 22, 2024, with a maturity date of November 22, 2025, at 10% interest per annum	123,000	-

Convertible note payable entered into June 4, 2024, with a maturity date of March 15, 2025, one time interest charge assessed upon issuance	136,188

	2,911,888	2,083,228
Less: Current portion	(2,395,570)	(1,873,885)
Less: Discounts	(176,912)	(209,343)
Long-term debt	$339,406	$-

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

On February 23, 2023, the Company entered into a convertible promissory note in the amount up to $1,100,000. On February 23, 2023, the Company received the first tranche of this note in the amount of $110,000, including $10,000 in original issue discount for net proceeds of $100,000. On April 4, 2023, the Company received the second tranche of this note of $55,000, with a $5,000 original issue discount. On September 7, 2023, the Company received a third tranche of $55,000, with a $5,000 original issue discount. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days. In addition, the Company was required to reserve with the transfer agent, the amount of common shares equal to three times the number of common shares needed to convert any of the outstanding amounts received. This note was reclassified to Derivative Liabilities, see Note 16, as the conversion option qualified as a derivative instrument under ASC 815. As of June 30, 2024, two of the three notes have been fully converted with tranche three still outstanding.

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

On July 26, 2023, the Company entered into Securities Purchase Agreements with three different investors (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company issued three convertible promissory notes in the original principal amount of $125,000 and three warrants to purchase 187,500,000 shares of its common stock for a total purchase price of $375,000. The notes are due in 12 months from the issuance date, bear interest at the rate of 10% per annum and have a fixed conversion price equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. The warrants are exercisable for a period of five years, have a cashless exercise provision and an exercise price of $0.002 per share. One of the three notes was converted in May 2024.

On August 24, 2023, the Company issued a 9% convertible promissory note in the amount of $60,000, for a term of twelve months due August 24, 2024. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. This note was fully converted in February 2024.

On November 6, 2023, the Company issued a Promissory Note in the amount of $178,250, due August 15, 2024, and an original issue discount of $23,250. The Company received net proceeds of $155,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. All amounts have been fully paid as of June 30, 2024.

On November 15, 2023, the Company issued a Promissory Note in the amount of $187,253, due November 15, 2024. A one-time interest charge of $18,725 was added to the note, and an original issue discount of $17,023 was reflected that provided net proceeds of $170,230 to a vendor of the Company to pay outstanding invoices owed to them. This note has been fully converted as of June 30, 2024.

On November 20, 2023, the Company issued a Promissory Note in the amount of $62,150, due November 20, 2024, and an original issue discount of $7,150. The Company received net proceeds of $55,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. All amounts have been fully paid as of June 30, 2024.

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

On May 22, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $123,000, due November 22, 2025. An original issue discount of $10,000 on the note was included in the initial principal balance. The Company received $113,000 in net proceeds in connection with this transaction.

On June 4, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $136,188, due March 15, 2025. An original issue discount of $19,400 on the note was included in the initial principal balance. The Company received $116,788 in net proceeds in connection with this transaction.

All of the convertible promissory notes as of June 30, 2024 except $339,406, net of discounts are due in the next fiscal year, and therefore are current. The $339,406 are due in the fiscal year June 30, 2026.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the six months ended June 30, 2024 and 2023 was $48,665 and $150,061, respectively. Amortization of debt discount, and original issue discount was $158,943 and $24,805 for the six months ended June 30, 2024 and 2023, respectively. Accrued interest at June 30, 2024 was $241,807.

The Company recognized a loss (gain) on conversion of notes of $967,261 and $(371,833) for the six months ended June 30, 2024 and 2023, respectively.

NOTE 15: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of June 30, 2024 and December 31, 2023. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2023. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	June 30, 2024	December 31, 2023
Monster Creative purchase – June 30, 2021	$421,830	$1,381,830
Less: Current portion	(421,830)	(1,381,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of June 30, 2024.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. During the six months ended June 30, 2023, the Company converted $361,413 of the $975,000 note and sold the remaining $613,587 to a third party, who since converted the entire amount. Of the $5,525,000 note, the noteholder sold $2,925,000 to a third party who since converted the entire amount and converted $900,000 of this note. In the securities purchase agreement entered into effective June 30, 2023, $1,000,000 of the remaining balance of the note was cancelled, leaving a balance of $2,308,830. Of this amount $225,000 was sold to a third party and converted in August 2023, $702,000 was sold to a third party and converted in October 2023, $600,000 sold to a third party and converted in February 2024, and $360,000 was sold to a third party and converted in April 2024 leaving a balance outstanding of $421,830.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

Interest expense for the six months ended June 30, 2024 and 2023 was $19,279 and $133,376, respectively.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on June 30, 2024 and at inception:

	Six Months Ended June 30, 2024	Inception
Expected term	0.25 years	0.75 – 1.00 years
Expected volatility	145%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	4.90%	4.85%
Market price	$0.0004 – $0.001	$0.0078 - $0.013

The Company’s derivative liabilities as of June 30, 2024 and December 31, 2023 associated with the offerings are as follows.

	June 30, 2024	December 31, 2023
Fair value of conversion option on September 7, 2023 note (see Note 14)	$33,112	$63,316
	$33,112	$63,316

Activity related to the derivative liabilities for the period ended June 30, 2024 is as follows:

Beginning balance as of December 31, 2023	$63,316
Bifurcation of conversion option on convertible notes payable	-
Reclassification to equity upon conversion of convertible notes payable	-
Change in fair value of derivative liabilities	(30,204)
Ending balance as of June 30, 2024	$33,112

NOTE 17: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, and 20,000 shares of Series C Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

For the three months ended June 30, 2024, there were 3,500 shares of Series B Preferred Stock converted into 35,000,000 common shares.

For the three months ended March 31, 2023, there were 15,984 shares of Series B Preferred Stock converted into 159,840,000 common shares.

For the three months ended June 30, 2023, there were 9,795 shares of Series B Preferred Stock converted into 97,950,000 common shares.

As of June 30, 2024, the Company has 368,343 shares of Series B Preferred Stock issued and outstanding.

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

During the three months ended June 30, 2024, the Company issued 70 shares of Series C Preferred Stock for services.

As of June 30, 2024, there are 12,350 amount of shares of Series C Preferred Stock issued and outstanding..

Common Stock

The Company has 22,500,000,000 shares of common stock, par value $0.00001, authorized. The Company has 16,241,452,474 and 11,263,429,223 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000 shares.

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

In the three months ended June 30, 2024, the Company: (a) issued 40,000,000 shares for services rendered valued at $28,000; (b) 2,658,126,241 shares for conversion of notes payable and accrued interest valued at $1,531,152 that includes a loss on conversion of these shares in the amount of $931,608; (c) 350,000,000 shares of common stock in a cashless exchange of warrants; and (d) issued 35,000,000 shares of common stock in conversion of 3,500 Series B Preferred shares.

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

On April 8, 2024, the Company issued 75,000,000 warrants with a strike price of $0.0008 that expire April 8, 2027 for $111,000.

On April 16, 2024, the Company issued 50,000,000 warrants with a strike price of $0.001 that expire April 16, 2027 in the issuance of a note payable.

On May 22, 2024, the Company issued 500,000,000 warrants with a strike price of $0.0006 that expire May 22, 2029 in the issuance of a note payable.

On May 24, 2024, the Company issued 45,000,000 warrants with a strike price of $0.00075 that expire May 24, 2029 in the restructuring of a note payable.

The following represents a summary of the warrants:

	Six Months Ended June 30, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,101,509,804	$0.03257	347,234,804	$0.26265

Granted	895,000,000	0.00075	1,046,000,000	0.00745
Exercised	(-)	-	(50,000,000)	-
Forfeited/Exchanged	(263,000,000)	-	(220,000,000)	-
Expired	(-)	-	(21,725,000)	-
Ending balance	1,733,509,804	$0.0206	1,101,509,804	$0.03257
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	3.69		3.99

As of June 30, 2024, 1,921,009,804 warrants are vested.

For the six months ended June 30, 2024 and 2023, the Company incurred stock-based compensation expense of $1,913,239 and $1,913,239, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of June 30, 2024, there remains unrecognized stock-based compensation expense related to these warrants of $7,228,856 comprising of service-based grants through June 30, 2026.

Options

As of June 30, 2024, 5,000,000 of the May 26, 2022 options as well as 630,000 options issued in 2021 have been forfeited. As of June 30, 2024, 3,546,667 options are exercisable.

	Six Months Ended June 30, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,660,000	$0.0983	4,005,000	$0.1501

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(345,000)	-
Expired	-	-	-	-
Ending balance	3,660,000	$0.0983	3,660,000	$0.0983
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	7.91		8.41

For the six months ended June 30, 2024 and 2023, the Company incurred stock-based compensation expense of $26,441 and $110,863, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Six Months Ended June 30, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,350,000	$0.1689	16,750,000	$0.1689

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	(3,350,000)	-	(13,400,000)	-
Ending balance	-	$-	3,350,000	$0.1689

On December 30, 2022, the Company and BizSecure negotiated a settlement of all claims resulting from the Company’s inability to timely register the 13,200,000 shares of common stock issued February 12, 2022 and 10,050,000 RSUs that vested during 2022. As a result, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms and the Company will continue the process to get those RSUs registered for resale and re-negotiate the terms of the common shares to be issued to BizSecure. For the year ended December 31, 2023, 13,400,000 RSUs vested. In 2023 6,700,000 of these shares were issued for the vested RSUs. For the six months ended June 30, 2024 3,350,000 RSUs vested, and no shares were issued for vested RSUs.

For the six months ended June 30, 2024 and 2023, the Company amortized $565,815 and $1,131,630, of the contingent consideration to additional paid in capital, respectively for the RSUs.

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

The segments remained this way until April 1, 2024 when Ixaya was deconsolidated from the Company upon the agreement to terminate the Ixaya SPA. At that time all of the Company’s operations were considered to be consumer related. As we only reflect segment reporting for continuing operations, no amounts are provided for the six and three months ended June 30, 2024.

The following represents segment reporting for continuing operations only:

Six Months Ended June 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$177,653	$20,000	$197,653
Cost of revenues	180,546	-	180,546
Gross profit (loss)	(2,893)	20,000	17,107
Total operating expenses net of depreciation, amortization and impairment	5,450,858	814,674	6,265,532
Depreciation, amortization and impairment	148,129	16,460	164,589
Other expenses (income)	207,082	2,774	209,856
(Loss) from continuing operations	$(5,808,962)	$(813,908)	$(6,622,870)

Three Months Ended June 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$98,578	$20,000	$118,578
Cost of revenues	82,386	-	82,386
Gross profit	16,192	20,000	36,192
Total operating expenses net of depreciation, amortization and impairment	2,436,842	114,105	2,550,947
Depreciation, amortization and impairment	140,403	15,602	156,005
Other expenses (income)	(537,004)	2,183	(534,821)
(Loss) from continuing operations	$(2,024,049)	$111,890	$(2,135,939)

Segmented assets as of June 30, 2023
Property and equipment, net	$16,537	$-	$16,537
Intangible assets	$252,545	$-	$252,545
Capital expenditures	$-	$-	$-

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

Pacific Lion failed to purchase over $1,000,000 in Series C Preferred Stock that it agreed to purchase under its Stock Purchase Agreement (the “SPA”) with HUMBL and is currently in default under the SPA. In addition, Pacific Lion converted a portion of a note issued by the Company to a third party that it purportedly purchased from the third party but had not actually paid the purchase price for. On March 13, 2024, HUMBL filed a lawsuit in the U.S. District Court in San Diego, California against Pacific Lion to enforce its rights under the SPA. On March 27, 2024, Pacific Lion filed a Motion to Transfer Venue requesting that the litigation be moved from San Diego to Orange County, California. On May 6, 2024, the court granted Pacific Lion’s motion and the case was transferred from the U.S. District Court in San Diego to the U.S. District Court in Orange County.

On March 11, 2024, Pacific Lion filed a lawsuit against the Company in Pinellas County, Florida alleging breaches of the contracts entered into in connection with certain loans made by Pacific Lion to the Company and certain related claims. On March 13, 2023, Pacific Lion also filed a lawsuit against the Company in Orange County, California alleging breach of the SPA and the other contracts entered in connection with Pacific Lion’s purchase of Series C Preferred Stock from the Company and certain related claims.

On July 20, 2024, Pacific Lion entered into a settlement agreement pursuant to which the Company dismissed its lawsuit against Pacific Lion and Pacific Lion released its two lawsuits against the Company. Pursuant to the settlement agreement, Pacific Lion also agreed to purchase additional shares of Series C Preferred Stock and to make certain required payments thereunder but to date has not made any such payments.

On May 16, 2024, Robert Hymers III filed a lawsuit against the Company in Maricopa County, Arizona alleging breach of a consulting agreement. On July 2, 2024, the Company and Mr. Hymers entered into a settlement agreement pursuant to which the Company issued Mr. Hymers 700,000,000 shares for work performed under the consulting agreement and Mr. Hymers agreed to dismiss his lawsuit against the Company.

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

NOTE 22: SUBSEQUENT EVENTS

Between July 1, 2024 and August 20, 2024, the Company issued 14,150,000 shares of common stock in conversion of 1,415 Series B Preferred shares; 1,307,115,384 shares of common stock in conversion of convertible notes payable and accrued interest; and 700,000,000 shares of common stock in settlement with a consultant.

On July 16, 2024, the Company designated a new Series D Preferred Stock and authorized the issuance of up to 250,000 shares of this new series. The Series D Preferred Stock is not convertible into common stock and each share issued enables the holder to vote at a ratio of 500,000 common votes for 1 share of Series D Preferred Stock. Also on July 16, 2024, the Company issued 100,000 shares of Series D Preferred Stock to their CEO for compensation. The value of these shares is $250,000 as this value represents typical CEO compensation for a one-year period.

On August 16, 2024, the company issued a Secured Promissory Note in the original principal amount of $253,000. The note bears interest at 6% per annum, contains no original issue discount, is due six months from the issuance date, and is secured by all of Company’s intellectual property assets.

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

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table sets forth the summary operations for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Revenues	$263,198	$197,653
Cost of Revenues	$308,565	$180,546
Gross (Loss) Profit	$(45,367)	$17,107
Development Costs	$92,787	$161,980
Professional Fees	$1,015,172	$871,234
Stock-based compensation	$2,322,682	$4,040,627
Impairment – intangible assets including goodwill	$-	$-
Impairment – digital assets	$-	$151.409
General and Administrative Expenses	$542,744	$1,204,967
Interest Expense	$(401,212)	$(513,358)
Gain on sale of HUMBL Financial assets	$2,800,000	$-
Amortization of Debt Discounts	$(159,464)	$(29,101)
Change in fair value of derivative liabilities	$30,204	$40,193
Derivative Expense	$-	$(79,351)
Gain on Sale of Digital Assets	$-	$24
(Loss) gain on conversion of convertible notes payable	$(967,261)	$371,833
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(2,716,485)	$(6,622,870)

Revenues

Revenues for the six months ended June 30, 2024 were $263,198 as compared to $197,653 for the six months ended June 30, 2023, an increase of $65,545. The increase was due in large part to the sales of merchandise from our marketplace which included items from BM Authentics.

Cost of Revenues and Gross Profit

Cost of revenues for the six months ended June 30, 2024 were $308,565 as compared to $180,546 for the six months ended June 30, 2023, an increase of $128,019. The increase was primarily due to increases in our marketplace for BM Authentics.

Operating Expenses

Operating expenses for the six months ended June 30, 2024 were $3,973,385 as compared to $6,430,217 for the six months ended June 30, 2023, a decrease of $2,456,832. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Our non-cash charges have already declined from levels in 2023 as our stock-based compensation has decreased sharply.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the six months ended June 30, 2024 were $92,787 compared with $161,980 for the six months ended June 30, 2023. The decrease of development costs related to the roll out of various projects such as the HUMBL Wallet and Social in 2023 which reduced significantly in 2024.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the six months ended June 30, 2024 were $1,015,172 compared to $871,234 for the six months ended June 30, 2023. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2023 versus 2024. We expect that these costs will stabilize during 2024 and beyond.

Stock-Based Compensation

The Company incurred $2,322,682 in stock-based compensation expenses for the six months ended June 30, 2024 compared to $4,040,627 for the six months ended June 30, 2023 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Digital Assets

The Company incurred $0 and $151,409 in impairment of our digital assets in the six months ended June 30, 2024 and 2023. The impairment of the digital assets was based on the valuation changes in the digital assets we held. Effective June 30, 2023, we held no digital assets.

General and Administrative

General and administrative expenses for the six months ended June 30, 2024 were $542,744 compared with $1,204,967 for the six months ended June 30, 2023. The decrease in general and administrative expenses of $662,223 is related to the following approximate reductions in salaries and wages, advertising, business development expenses, insurance, rent, and security.

Other Income (Expense)

In the six months ended June 30, 2024 we incurred $1,302,267 in other income, compared to $209,760 in other expenses in the six months ended June 30, 2023, an increase of $1,512,027. The main contributing factors of this increase was the $2,800,000 gain on the sale of HUMBL Financial assets for the 10% ownership in Avrio and decreases in other expenses from 2023 to 2024 mostly related to interest expense, and the loss on the conversion of convertible debt. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the six months ended June 30, 2024 was ($2,716,485) as compared to a net loss of ($6,622,870) for the six months ended June 30, 2023. The $3,906,385 decrease in the net loss was due to the changes noted herein.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table sets forth the summary operations for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30, 2024	June 30, 2023

Revenues	$156,857	$118,578
Cost of Revenues	$162,165	$82,386
Gross (Loss) Profit	$(5,308)	$36,192
Development Costs	$20,861	$95,135
Professional Fees	$491,382	$464,643
Stock-based compensation	$1,310,197	$1,509,108
Impairment – digital assets	$-	$149,414
General and Administrative Expenses	$75,592	$488,879
Interest Expense	$(304,514)	$(243,639)
Amortization of Debt Discounts	$(91,712)	$(16,693)
Change in fair value of derivative liabilities	$9	$4,940
Derivative Expense	$-	$(9,133)
Gain on Sale of Digital Assets	$-	$-
(Loss) gain on conversion of convertible notes payable	$(635,355)	$799,573
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(2,934,912)	$(2,135,939)

Revenues

Revenues for the three months ended June 30, 2024 were $156,857 as compared to $118,578 for the three months ended June 30, 2023, an increase of $38,279. The increase was due in large part to the sales of merchandise from our marketplace which included items from BM Authentics.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended June 30, 2024 were $162,165 as compared to $82,386 for the three months ended June 30, 2023, an increase of $79,779. The increase was primarily due to increases in our marketplace for BM Authentics.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 were $1,898,032 as compared to $2,707,179 for the three months ended June 30, 2023, a decrease of $809,147. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Our non-cash charges have already declined from levels in 2023 as our stock-based compensation has decreased sharply.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the three months ended June 30, 2024 were $20,861 compared with $95,135 for the three months ended June 30, 2023. The decrease of development costs related to the roll out of various projects such as the HUMBL Wallet and Social.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended June 30, 2024 were $491,382 compared to $464,643 for the three months ended June 30, 2023. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2023 versus 2024. We expect that these costs will stabilize during 2024.

Stock-Based Compensation

The Company incurred $1,310,197 in stock-based compensation expenses for the three months ended June 30, 2024 compared to $1,509,108 for the three months ended June 30, 2023 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Digital Assets

The Company incurred $0 and $149,414 in impairment of our digital assets in the three months ended June 30, 2024 and 2023. The impairment of the digital assets was based on the valuation changes in the digital as81sets we held. Effective June 30, 2023, we held no digital assets.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 were $75,592 compared with $488,879 for the three months ended June 30, 2023. The decrease in general and administrative expenses of $413,287 is related to the following approximate reductions in salaries and wages, advertising, business development expenses, insurance, rent, and security.

Other Income (Expense)

In the three months ended June 30, 2024 we incurred $1,031,572 in other expenses, compared to $535,048 in other income in the three months ended June 30, 2023, a decrease of $1,566,620. The main contributing factors of this increase from 2023 to 2024 mostly related to interest expense, and the gain on the conversion of convertible debt. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the three months ended June 30, 2024 was ($2,934,912) as compared to a net loss of ($2,135,939) for the three months ended June 30, 2023. The $798,973 increase in the net loss was due to the changes noted herein.

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

As of June 30, 2024, we had $12,053 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com.

We had a working capital deficit of $1,574,777 and $4,690,800 as of June 30, 2024 and December 31, 2023, respectively. The majority of our current liabilities is in the form of long-term debt and notes payable, and accounts payable and accrued expenses. The decrease in working capital is the direct result of reductions of notes payable, accrued interest and accrued expenses as well as the change in the contingent consideration. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $225,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the six months ended June 30, 2024 received net proceeds of approximately $1,209,000 from various debt and warrant financings. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

Net cash used in operating activities was $1,338,287 and $2,101,421 for the six months ended June 30, 2024 and 2023, respectively. The $763,134 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2023 to 2024, such as the gain on the sale of HUMBL Financial assets, and decreases in our stock-based compensation. Additionally, our changes in assets and liabilities increased by approximately $54,000.

We had no activities from investing activities in the six months ended June 30, 2024 and 2023, respectively.

Cash provided by financing activities was $987,086 and $1,722,621 for the six months ended June 30, 2024 and 2023, respectively. In 2024, the Company raised $1,025,487 from the proceeds from convertible notes as well as repayments of convertible notes payable of $221,901 and raised $111,000 from the sale of warrants. In 2023, we raised $360,050 from the sale of stock, $1,040,000 from proceeds of convertible notes payable and $700,000 from related party notes payable and $50,000 from a contribution of capital by our CEO and $50,000 from notes payable. We also repaid $477,429 of notes payable.

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

Off-Balance Sheet Arrangements

As June 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pacific Lion failed to purchase over $1,000,000 in Series C Preferred Stock that it agreed to purchase under its Stock Purchase Agreement (the “SPA”) with HUMBL and is currently in default under the SPA. In addition, Pacific Lion converted a portion of a note issued by the Company to a third party that it purportedly purchased from the third party but had not actually paid the purchase price for. On March 13, 2024, HUMBL filed a lawsuit in the U.S. District Court in San Diego, California against Pacific Lion to enforce its rights under the SPA. On March 27, 2024, Pacific Lion filed a Motion to Transfer Venue requesting that the litigation be moved from San Diego to Orange County, California. On May 6, 2024, the court granted Pacific Lion’s motion and the case was transferred from U.S. District Court, Southern District of California to U.S. District Court, Central District of California, Southern Division.

On March 11, 2024, Pacific Lion filed a lawsuit against the Company in Pinellas County, Florida alleging breaches of the contracts entered into in connection with certain loans made by Pacific Lion to the Company and certain related claims. On March 13, 2023, Pacific Lion also filed a lawsuit against the Company in Orange County, California alleging breach of the SPA and the other contracts entered in connection with Pacific Lion’s purchase of Series C Preferred Stock from the Company and certain related claims.

On July 20, 2024, Pacific Lion entered into a settlement agreement pursuant to which the Company dismissed its lawsuit against Pacific Lion and Pacific Lion released its two lawsuits against the Company. Pursuant to the settlement agreement, Pacific Lion also agreed to purchase additional shares of Series C Preferred Stock and to make certain required payments thereunder but to date has not made any payments.

On May 16, 2024, Robert Hymers III filed a lawsuit against the Company in Maricopa County, Arizona alleging breach of a consulting agreement. On July 2, 2024, the Company and Mr. Hymers entered into a settlement agreement pursuant to which the Company issued Mr. Hymers 700,000,000 shares for work performed under the consulting agreement and Mr. Hymers agreed to dismiss his lawsuit against the Company.

ITEM 1A. RISK FACTORS

Not applicable as we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2024, the Company issued a Warrant to Purchase Shares of Common Stock for 500,000,000 shares. The warrant is exercisable for five years and has an exercise price of $0.0006.

On May 24, 2024, the Company issued a Warrant to Purchase Shares of Common Stock for 45,000,000 shares. The warrant is exercisable for five years and has an exercise price of $0.00075.

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

HUMBL, Inc.

Date: August 19, 2024	By:	/s/ BRIAN FOOTE
Brian Foote
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

