Form 10-Q
period 2024-09-30
HUMBL, INC.
filed 2024-11-19
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

There were 22,915,933,338 shares of the Registrant’s common stock outstanding as of November 19, 2024.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

HUMBL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS (IN US$)

SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

ASSETS
	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	(UNAUDITED)

Current Assets:
Cash	$274,173	$363,254
Assets related to user cryptocurrencies safeguarding obligation	391	34,217
Accounts receivable	-	30,000
Inventory, net	218,086	289,940
Prepaid expenses and other current assets	4,856	106,082
Investment - Avrio	2,800,000	-
Current assets of discontinued operations	-	11,274

Total Current Assets	3,297,506	834,767

Non-Current Assets:
Fixed assets, net of depreciation	6,991	12,526
Intangible assets, net of amortization	229,628	243,379
Non-current assets of discontinued operations	-	411,667

Total Non-Current Assets	236,619	667,572

TOTAL ASSETS	$3,534,125	$1,502,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,410,569	$1,300,655
User cryptocurrencies safeguarding obligation	391	34,217
Contingent consideration	-	565,815
Derivative liabilities	33,082	63,316
Current portion of notes payable	551,955	-
Current portion of notes payable - related parties	578,000	200,000
Convertible notes payable - related parties, net of current portion	421,830	1,381,830
Current portion of convertible notes payable, net of discount	2,231,149	1,873,885
Current liabilities of discontinued operations	-	105,849

Total Current Liabilities	5,226,976	5,525,567

Long-Term Liabilities:
Notes payable - related parties, net of current portion	-	100,000
Convertible notes payable, net of current portion, net of discount	344,532	2,511

Total Long-Term Liabilities	344,532	102,511

Total Liabilities	5,571,508	5,628,078

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized and 20,000 Series C Preferred stock authorized
Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 366,928 and 379,875 shares issued and outstanding, respectively	4	4
Series C Preferred, par value $0.00001, 12,350 and 12,280 shares issued and outstanding, respectively	-	-
Series D Preferred, par value $0.00001, 100,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, par value, $0.00001, 22,500,000,000 shares authorized, 18,917,717,858 and 11,263,429,223 issued and outstanding, respectively	189,177	112,634
Additional paid in capital	106,538,741	99,124,893
Accumulated deficit	(108,765,376)	(103,241,196)
Accumulated other comprehensive income (loss)	-	(122,144)

Total Stockholders’ Deficit	(2,037,383)	(4,125,739)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,534,125	$1,502,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HUMBL, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN US$)

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2024	2023	2024	2023

REVENUES	$377,305	$284,368	$114,107	$86,715

COST OF REVENUES	349,925	208,610	41,360	28,064

GROSS (LOSS) PROFIT	27,380	75,758	72,747	58,651

OPERATING EXPENSES
Development costs	103,933	161,980	11,146	-
Professional fees	1,297,174	1,611,481	282,002	740,247
Settlement	210,000	806,400	210,000	806,400
Impairment - inventory	-	797,089	-	797,089
Impairment - digital assets	-	151,409	-	-
General and administrative expenses	4,380,751	7,551,671	1,515,325	2,306,077

Total Operating Expenses	5,991,858	11,080,030	2,018,473	4,649,813

OPERATING LOSS	(5,964,478)	(11,004,272)	(1,945,726)	(4,591,162)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(438,692)	(548,257)	(37,480)	(34,899)
Gain on sale of HUMBL Financial assets	2,800,000	-	-	-
Amortization of debt discounts	(243,310)	(334,904)	(83,846)	(305,803)
Gain on sale of digital assets	-	24	-	-
Change in fair value of derivative liability	30,234	42,777	30	2,584
Derivative expense	-	(95,866)	-	(16,515)
Gain (loss) on conversion of convertible notes payable	(1,231,209)	(525,425)	(263,948)	(897,258)

Total Non-Operating Income (Expenses)	917,023	(1,461,651)	(385,244)	(1,251,891)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(5,047,455)	(12,465,923)	(2,330,970)	(5,843,053)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(450,449)	(159,119)	-	26,547
(Loss) gain on disposal of discontinued operations	(26,276)	13,685,645	-	-
Total discontinued operations	(476,725)	13,526,526	-	26,547

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(5,524,180)	1,060,603	(2,330,970)	(5,816,506)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(5,524,180)	$1,060,603	$(2,330,970)	$(5,816,506)

Other comprehensive income (loss)
Foreign currency translations adjustment	-	(151,032)	-	(79,146)
Comprehensive income (loss)	$(5,524,180)	$909,571	$(2,330,970)	$(5,895,652)

Net loss per share - basic
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$0.00	$-	$0.00

Net loss per share - basic	$(0.00)	$0.00	$(0.00)	$(0.00)

Net income (loss) per share - diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$0.00	$-	$0.00

Net income (loss) per share - diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	15,015,520,912	3,898,337,449	18,165,420,785	5,507,494,595

Weighted average common shares outstanding - diluted	15,015,520,912	8,830,732,253	18,165,420,785	5,507,494,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HUMBL, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (IN US$)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

												Accumulated
	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2023	7,000,000	$70	416,159	$4	-	$-	-	$-	2,182,343,775	$21,823	$63,887,828	$19,454	$(99,218,747)	$(35,289,568)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	-	-	-	-	40,418,750	404	383,532	-	-	383,936
Acquisition - BM Authentics (to settle obligation to issue common shares)	-	-	-	-	-	-	-	-	90,000,000	900	899,100	-	-	900,000
Settlement of Tickeri sale	-	-	-	-	-	-	-	-	5,433,656	54	47,762	-	-	47,816
Conversion of convertible notes	-	-	-	-	-	-	-	-	527,274,658	5,273	4,849,868	-	-	4,855,141
Conversion of Series B Preferred to common shares	-	-	(15,984)	-	-	-	-	-	159,840,000	1,599	(1,599)	-	-	-
Shares canceled for no consideration	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contribution of capital	-	-	-	-	-	-	-	-	-	-	50,000	-	-	50,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	59,320	-	-	59,320
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	-	-	-	-	1,135,579	-	-	1,135,579
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	(54,808)	-	(54,808)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	6,903,034	6,903,034

Balance - March 31, 2023	7,000,000	$70	400,175	$4	-	$-	-	$-	3,005,310,839	$30,053	$72,833,825	$(35,354)	$(92,315,713)	$(19,487,115)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	-	-	-	-	76,916,666	769	461,156	-	-	461,925
Cash	-	-	-	-	-	-	-	-	147,500,000	1,475	358,575	-	-	360,050
Vested RSUs	-	-	-	-	-	-	-	-	3,350,000	34	(34)	-	-	-
Conversion of convertible notes	-	-	-	-	-	-	-	-	776,645,700	7,766	3,211,917	-	-	3,219,683
Conversion of Series B Preferred to common shares	-	-	(9,795)	-	-	-	-	-	97,950,000	980	(980)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	958,765	-	-	958,765
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	51,543	-	-	51,543
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	-	-	-	-	36,875	-	-	36,875
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	(17,078)	-	(17,078)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(25,925)	(25,925)

Balance - June 30, 2023	7,000,000	$70	390,380	$4	-	$-	-	$-	4,107,673,205	$41,077	$78,477,457	$(52,432)	$(92,341,638)	$(13,875,462)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	-	-	-	-	555,631,922	5,556	1,261,944	-	-	1,267,500
Vested RSUs	-	-	-	-	-	-	-	-	3,350,000	34	(34)	-	-	-
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,460,231,239	24,602	4,431,555	-	-	4,456,157
Contribution of capital for purchase of Series C preferred when designated	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	23,641	-	-	23,641
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	-	-	-	-	12,292	-	-	12,292
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	(79,146)	-	(79,146)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(5,816,506)	(5,816,506)

Balance - September 30, 2023	7,000,000	$70	390,380	$4	-	$-	-	$-	7,126,886,366	$71,269	$85,829,290	$(131,578)	$(98,158,144)	$(12,389,089)

Balance - January 1, 2024	7,000,000	$70	379,875	$4	12,280	$-	-	$-	11,263,429,223	$112,634	$99,124,893	$(122,144)	$(103,241,196)	$(4,125,739)

Stock issued for:
Services	-	-	-	-	-	-	-	-	50,000,000	500	39,500	-	-	40,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	1,174,627,010	11,746	982,955	-	-	994,701
Conversion of Series B Preferred to common shares	-	-	(8,032)	-	-	-	-	-	80,320,000	803	(803)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	-	-	589,950,000	5,900	(5,900)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	15,865	-	-	15,865
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	(24,791)	-	(24,791)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(232,022)	(232,022)

Balance - March 31, 2024	7,000,000	$70	371,843	$4	12,280	$-	-	$-	13,158,326,233	$131,583	$101,678,945	$(146,935)	$(103,473,218)	$(1,809,551)

Stock issued for:
Services	-	-	-	-	70	-	-	-	40,000,000	400	97,600	-	-	98,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,658,126,241	26,582	1,504,568	-	-	1,531,150
Conversion of Series B Preferred to common shares	-	-	(3,500)	-	-	-	-	-	35,000,000	350	(350)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	-	-	350,000,000	3,500	241,500	-	-	245,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	10,577	-	-	10,577
Warrant purchases	-	-	-	-	-	-	-	-	-	-	111,000	-	-	111,000
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	146,935	-	146,935
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(2,961,188)	(2,961,188)

Balance - June 30, 2024	7,000,000	$70	368,343	$4	12,350	$-	-	$-	16,241,452,474	$162,415	$104,600,460	$-	$(106,434,406)	$(1,671,457)

Stock issued for:
Services	-	-	-	-	-	-	100,000	1	55,000,000	550	269,949	-	-	270,500
Settlement	-	-	-	-	-	-	-	-	700,000,000	7,000	203,000	-	-	210,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	1,907,115,384	19,071	508,853	-	-	527,924
Conversion of Series B Preferred to common shares	-	-	(1,415)	-	-	-	-	-	14,150,000	141	(141)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(2,330,970)	(2,330,970)

Balance - September 30, 2024	7,000,000	$70	366,928	$4	12,350	$-	100,000	$1	18,917,717,858	$189,177	$106,538,741	$-	$(108,765,376)	$(2,037,383)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUMBL, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN US$)

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERTING ACTIVIITES FROM CONTINUING OPERATIONS
Net (loss) income	$(5,524,180)	$1,060,603
Adjustments to reconcile net (loss) income to net cash used in operating activities	.
Depreciation	5,535	6,017
Amortization	13,751	13,751
Impairment expense - inventory	-	797,089
Impairment expense - digital assets	-	151,409
(Gain) on sale of digital assets	-	(24)
Loss on conversion of convertible notes payable	1,231,209	525,425
Expenses paid for by digital assets	-	359
Fee added to convertible notes	327,966	12,757
Amortization of debt discounts	243,310	334,904
Stock-based compensation	3,549,802	5,894,280
Gain on disposal of Tickeri	-	(11,577,247)
Gain on disposal of Monster	-	(2,108,398)
Derivative expense	-	95,866
Settlement	210,000	806,400
Change in fair value of derivative liability	(30,234)	(42,777)
Gain on sale of HUMBL Financial assets	(2,800,000)	-
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	30,000	(30,000)
Inventory	71,854	(13,603)
Prepaid expenses and other assets	101,226	2,871
Accounts payable and accrued expenses	296,564	759,639
Total adjustments	3,250,983	(4,371,282)

Net cash used in operating activities of continuing operations	(2,273,197)	(3,310,679)
Net cash provided by operating activities of discontinued operations	439,236	350,988
Net cash used in operating activities	(1,833,961)	(2,959,691)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from related party notes payable	395,500	1,050,000
Payments of related party notes payable	-	(9,861)
Payments of notes payable - bank	-	-
Payments of notes payable	-	(503,441)
Repayment of convertible notes payable	(317,108)	-
Contribution of capital CEO	-	50,000
Proceeds for Series C preferred stock when designated	-	100,000
Proceeds from sales of warrants	111,000	-
Proceeds from notes payable	530,000	50,000
Proceeds from convertible notes payable	1,025,488	1,525,000
Proceeds from issuance of common and preferred stock for cash	-	360,050
Net cash provided by financing activities	1,744,880	2,621,748

NET (DECREASE) IN CASH AND RESTRICTED CASH	(89,081)	(337,943)

CASH - BEGINNING OF PERIOD	363,254	447,589

CASH - END OF PERIOD	$274,173	$109,646

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$990

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement with Tickeri in disposal	$-	$11,496,095
Settlement with Monster in disposal	$-	$1,848,459
Conversion of preferred stock into common stock	$1,294	$2,579
Conversion of obligation to issue common stock into common stock	$-	$903,936
Conversion of convertible notes payable, derivative liability and accrued interest to common stock	$2,086,514	$12,005,554
Settlement of accounts payable for digital assets	$-	$2,688
Shares issued for vested RSUs	$-	$34
Shares of common stock issued for warrant exchanges	$5,900	$-
Vesting of contingent consideration	$565,815	$1,697,445
Reclassification of convertible notes payable to derivative liability	$-	$422,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HUMBL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

SEPTEMBER 30, 2024

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

On March 3, 2022, the Company acquired Ixaya Business SA de CV, a Mexican corporation (“Ixaya”), under a Stock Purchase Agreement (“Ixaya SPA”). The acquisition of Ixaya was for $150,000 and 8,962,036 shares of common stock (a value of $1,500,000) for a total of $1,650,000. The Company accounted for this acquisition as a business combination under ASC 805, and Ixaya was not considered a significant subsidiary under Regulation S-X Rule 1-02(w).

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

HUMBL was issued on October 15, 2024, by the United States Patent and Trademark Office (“USPTO”), a patent for System and Method for Transferring Currency Using Blockchain. As more traditional assets and currencies become tokenized on blockchain, the potential industry applications for this patent include, but are not limited to; digital wallets, digital asset exchanges, traditional stock exchanges, traditional banks, financial services and brokerages, global remittance and payment providers, transfer agents, foreign exchange, credit card services and government services.

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

As of September 30, 2024, we had $274,173 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $1,929,470 and $4,690,800 as of September 30, 2024 and December 31, 2023, respectively. The majority of our current liabilities is in the form of long-term debt and notes payable, and accounts payable and accrued expenses. The decrease in working capital is the direct result of reductions of notes payable, accrued interest and accrued expenses as well as the change in the contingent consideration. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $204,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the nine months ended September 30, 2024 received net proceeds of approximately $1,745,000 from various debt and warrant financings. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

Net cash used in operating activities was $1,833,961 and $2,959,691 for the nine months ended September 30, 2024 and 2023, respectively. The $1,164,322 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2023 to 2024, such as the gain on the sale of HUMBL Financial assets, and decreases in our stock-based compensation. Additionally, our changes in assets and liabilities increased by approximately $54,000.

We had no activities from investing activities in the nine months ended September 30, 2024 and 2023, respectively.

Cash provided by financing activities was $1,744,880 and $2,621,748 for the nine months ended September 30, 2024 and 2023, respectively. In 2024, the Company raised $1,025,488 from the proceeds from convertible notes, $395,500 from related party notes payable and $530,000 from notes payable as well as repayments of convertible notes payable of $317,108 and raised $111,000 from the sale of warrants. In 2023, we raised $360,050 from the sale of stock, $1,525,000 from proceeds of convertible notes payable and $1,050,000 from related party notes payable, $100,000 from the sale of Series C Preferred Stock and $50,000 from a contribution of capital by our CEO and $50,000 from notes payable. We also repaid $503,441 of notes payable.

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

Impact of Cryptocurrency Bankruptcies

In November 2022, both FTX Trading and BlockFi filed for bankruptcy protection under Chapter 11. These bankruptcies have impacted several companies either directly or indirectly. Customers of the HUMBL Wallet use our platform to hold their cryptocurrency. Assets related to user cryptocurrencies safeguarding obligation and the user cryptocurrencies safeguarding obligation represent the Company’s obligation to safeguard customers’ crypto assets in digital wallets on the Company’s platform. The Company safeguards these assets for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes the users cryptocurrencies liabilities and corresponding assets related to the users cryptocurrencies, on initial recognition and at each reporting date, at fair value of the crypto assets. Any loss, theft, or misuse would impact the measurement of users crypto assets. We removed the HUMBL Pay app from the Apple App Store and Google Play store on January 31, 2023 and have migrated all customers from HUMBL Pay to the HUMBL Wallet. HUMBL Wallet users maintain their own private digital wallets where the cryptocurrency is held and HUMBL has no access to those wallets. In addition, Wyre informed us they will no longer accept any cryptocurrency in our platform effective July 31, 2023. Any funds that remain as of that date will be considered unclaimed funds, and we expect nominal SAB 121 amounts to be reflected in the future.

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

Reclassification

The Company has reclassified certain amounts in the 2023 financial statements to comply with the 2024 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the nine months ended September 30, 2023.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of September 30, 2024 and December 31, 2023, respectively. The Company has at times maintained cash balances in excess of the FDIC insured limit at a single bank.

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

Wyre informed us they will no longer custody any cryptocurrency for our customers on their platform effective July 31, 2023. Any funds that remain as of that date will be considered unclaimed funds, and we expect nominal SAB 121 amounts to be reflected in the future upon BLOCKS being removed from the HUMBL platform, which is not accepted in Wyre.

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

Accounts Receivable and Concentration of Credit Risk

An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable. As of September 30, 2024 and December 31, 2023, there was no allowance necessary.

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

Commencing January 1, 2022, the Company simplified their business model to segment their business into two distinct divisions: Consumer and Commercial. The segments remained this way until April 1, 2024 when Ixaya was deconsolidated from the Company upon the agreement to terminate the Ixaya SPA. At that time all of the Company’s operations were considered to be consumer related. As we only reflect segment reporting for continuing operations, no amounts are provided for the nine and three months ended September 30, 2024.

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

The Company reclassified the following operations to discontinued operations for the nine months ended September 30, 2023.

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

MONSTER

Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for the nine months ended September 30, 2023 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the nine months ended September 30, 2023.

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

IXAYA

Effective April 1, 2024, the Company and Ixaya agreed to terminate the Ixaya SPA and continue working together on certain projects in a contractor role. In this agreement, Ixaya will keep the shares previously issued to them when they were acquired and the Company would deconsolidate Ixaya as of April 1, 2024. The operations of Ixaya for the nine months ended September 30, 2024 and 2023 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the nine months ended September 30, 2024 (there were no operations for the three months ended September 30, 2024).

Revenue	$236,038
Operating expenses	686,356
Other non-operating expenses	131
Net loss from discontinued operations	$(450,449)

The Company reclassified the following operations to discontinued operations for the nine months ended September 30, 2023.

Revenue	$391,877
Operating expenses	401,437
Other non-operating expenses	337
Net loss from discontinued operations	$(9,897)

The Company reclassified the following operations to discontinued operations for the three months ended September 30, 2023.

Revenue	$100,064
Operating expenses	73,408
Other non-operating expenses	110
Net income from discontinued operations	$26,546

The Company reflected the following loss on disposal for the nine months ended September 30, 2024 related to the deconsolidation of Ixaya:

Cash	$(5,101)
Accumulated comprehensive income	(146,935)
Bank loan	6,434
Accounts payable and accrued expenses	84,801
Due to officer	34,525

Net loss on disposal	$(26,276)

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

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Revenue:
Merchandise	$352,822	$234,537
Software	-	35,000
Tickets	18,924	7,879
Other	5,559	6,952
	$377,305	$284,368

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Revenue:
Merchandise	$109,254	$63,214
Software	-	15,000
Tickets	-	1,914
Other	4,853	6,587
	$114,107	$86,715

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

NOTE 7: INVENTORY

On November 2, 2022, in the acquisition of BM Authentics, the Company acquired $1,010,000 in inventory. Inventory consisted of sports merchandise and memorabilia ranging from autographed jerseys, bats, balls, helmets, and photos. As of September 30, 2024 and December 31, 2023, inventory is valued at $218,086 and $289,940, respectively.

NOTE 8: FIXED ASSETS

As of September 30, 2024 and December 31, 2023, the Company has the following fixed assets:

	September 30, 2024	December 31, 2023
Equipment – 5 year-life	$14,282	$14,282
Furniture and fixtures – 5 year-life	16,308	16,308
Accumulated depreciation	(23,599)	(18,064)
	$6,991	$12,526

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $5,535 and $6,017, respectively.

NOTE 9: INTANGIBLE ASSETS AND GOODWILL

As of September 30, 2024 and December 31, 2023, the Company has the following intangible assets:

	September 30, 2024	December 31, 2023
Intellectual property - software – 5 year-life	$2,500,000	$2,500,000
Customer relationship – 5 year-life	275,000	275,000
Domain names – 15 year-life	275,020	275,020
Accumulated amortization - software	(2,500,000)	(2,500,000)
Accumulated amortization – customer relationship	(275,000)	(275,000)
Accumulated amortization - domain names	(45,392)	(31,641)

	$229,628	$243,379

Amortization expense for the nine months ended September 30, 2024 and 2023 was $13,751 and $13,751, respectively. The Company also impaired $379,167 in software costs in the nine months ended September 30, 2024.

Amortization expense for the next five years and in the aggregate is as follows:

2025	$18,335
2026	18,335
2027	18,335
2028	18,335
2029	18,335
Thereafter	137,953
$229,628

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

The Company entered into a note payable with an individual on June 13, 2024 that matures December 13, 2024 in the amount of $37,500. There was a one-time interest charge included in the note in the amount of $3,750. There was an original interest discount of $3,750 recorded and amortization of discount for the nine months ended September 30, 2024 was $2,188. The balance of the note payable as of September 30, 2024, net of discount is $35,937.

The Company entered into a note payable with an individual on September 4, 2024 that matures March 4, 2025 in the amount of $287,500. There was a one-time interest charge included in the note in the amount of $12,500. There was an original interest discount of $25,000 recorded and amortization of discount for the nine months ended September 30, 2024 was $3,518. The balance of the note payable as of September 30, 2024, net of discount is $266,018.

The Company entered into a note payable with an individual on September 30, 2024 that matures September 30, 2025 in the amount of $250,000. The balance of the note payable as of September 30, 2024, net of discount is $250,000.

The Company entered into a note payable with an individual on October 16, 2024 that matures October 16, 2025 in the amount of $250,000. The balance of the note payable as of October 16, 2024, net of discount is $250,000.

The total notes payable as of September 30, 2024, net of discount is $551,955, which is all due within one-year and reflected as a current liability.

NOTE 13: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of September 30, 2024 and December 31, 2023. The chart below does not include notes payable that were repaid or converted during 2023, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	September 30, 2024	December 31, 2023

Note payable with a company controlled by a senior member of management dated August 1, 2023 for a period of eighteen months; $100,000 due within 45 days of the note; $200,000 due in one-year and the remaining $100,000 due at maturity. The initial payment was not made within 45 days however the company did provide the Company additional time to make the payment without being in default.	$180,000	$300,000

Note payable with a trust related to an officer and director of the Company dated May 13, 2024 for a period of one year maturing May 13, 2025 at 6% interest.	20,000	-

Note payable with a trust related to an officer and director of the Company dated June 27, 2024 for a period of one year maturing June 27, 2025 at 6% interest.	12,500	-

Note payable with an employee dated June 12, 2024 maturing September 12, 2024, this is in default.	12,500	-

Note payable with a partnership controlled by the family of one of the Company’s directors at 6% interest maturing February 7, 2025	353,000	-

Total	578,000	300,000
Less: Current portion	(578,000)	(200,000)
Less: Discount	(-)	-
Long-term debt	$-	$100,000

Maturities of notes payable – related parties as of September 30 is as follows:

2025	$578,000

$578,000

Interest expense for the nine months ended September 30, 2024 and 2023 was $842 and $317,540, respectively. There is $842 of accrued interest at September 30, 2024.

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

The Company received $50,000 in advances in the form of short-term loans between April and June 2024 that were repaid within the same time period. In June 2024, the Company entered into a few notes payable with related parties as described above totaling $45,000.

On August 16, 2024, the Company issued a Secured Promissory Note in the original principal amount of $253,000, which new tranches bringing the total to $353,000 were made through September 30, 2024. The note bears interest at 6% per annum, contains no original issue discount, is due six months from the issuance date, and is secured by all of Company’s intellectual property assets.

NOTE 14: CONVERTIBLE PROMISSORY NOTES

The Company entered into notes payable – related parties as follows as of September 30, 2024 and December 31, 2023. The chart below does not include notes payable – related parties that were repaid or converted during 2023. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	September 30, 2024	December 31, 2023

Convertible note at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share.	$80,000	$80,000

Convertible notes due July 26, 2024 into common shares equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. $125,000 of these notes was converted in April 2024.	250,000	375,000

Convertible note payable entered into April 10, 2023, with a maturity date of April 10, 2024, no interest charged unless in default. Paid in full February 2024.	-	20,230

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting. $60,000 was converted during the three months ended September 30, 2024	498,500	585,000

Convertible note at 9% interest, maturing August 24, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement. Fully converted in February 2024.	-	60,000

Convertible note, maturing September 7, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement	55,000	55,000

Convertible note payable entered into November 6, 2023, with a maturity date of August 15, 2024, one time interest charge assessed upon issuance. Fully paid in May 2024.	-	155,870

Convertible note payable entered into November 15, 2023, with a maturity date of November 15, 2024, one time interest charge assessed upon issuance. Amount fully converted in May and June 2024.	-	205,978

Convertible note payable entered into November 20, 2023, with a maturity date of November 20, 2024, one time interest charge assessed upon issuance. Fully paid in June 2024.	-	62,150

Convertible note payable entered into December 14, 2023, with a maturity date of December 14, 2024 one time interest charge assessed upon issuance	242,000	242,000

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance	242,000	242,000

Convertible note payable at 9% interest entered into January 4, 2024, with a maturity date of October 30, 2024; this note was converted in the three months ended September 30, 2024	-	-

Convertible note payable entered into February 12, 2024, with a maturity date of February 12, 2025, one time interest charge assessed upon issuance	60,500	-

Convertible note payable entered into February 14, 2024, with a maturity date of November 15, 2024, one time interest charge assessed upon issuance; $50,600 was paid during the three months ended September 30, 2024	25,300	-

Convertible note payable entered into February 22, 2024, with a maturity date of February 22, 2025, one time interest charge assessed upon issuance	242,000	-

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance	133,100	-

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance	133,100	-

Convertible note payable entered into April 2, 2024, with a maturity date of April 2, 2025, one time interest charge assessed upon issuance	133,100	-

Convertible note payable entered into April 17, 2024, with a maturity date of April 17, 2025, one time interest charge assessed upon issuance	121,000	-

Convertible note payable entered into April 23, 2024, with a maturity date of October 22, 2025, at 10% interest per annum	123,000	-

Convertible note payable entered into April 15, 2024, with a maturity date of October 15, 2025, at 10% interest per annum	122,000	-

Convertible note payable entered into May 22, 2024, with a maturity date of November 22, 2025, at 10% interest per annum	123,000	-

Convertible note payable entered into June 4, 2024, with a maturity date of March 15, 2025, one time interest charge assessed upon issuance; $44,608 was paid during the three months ended September 30, 2024	91,580	-

	2,675,180	2,083,228
Less: Current portion	(2,231,149)	(1,873,885)
Less: Discounts	(99,499)	(209,343)
Long-term debt	$344,532	$-

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

On February 23, 2023, the Company entered into a convertible promissory note in the amount up to $1,100,000. On February 23, 2023, the Company received the first tranche of this note in the amount of $110,000, including $10,000 in original issue discount for net proceeds of $100,000. On April 4, 2023, the Company received the second tranche of this note of $55,000, with a $5,000 original issue discount. On September 7, 2023, the Company received a third tranche of $55,000, with a $5,000 original issue discount. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days. In addition, the Company was required to reserve with the transfer agent, the number of common shares equal to three times the number of common shares needed to convert any of the outstanding amounts received. This note was reclassified to Derivative Liabilities, see Note 16, as the conversion option qualified as a derivative instrument under ASC 815. As of September 30, 2024, two of the three notes have been fully converted with tranche three still outstanding.

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

On November 6, 2023, the Company issued a Promissory Note in the amount of $178,250, due August 15, 2024, and an original issue discount of $23,250. The Company received net proceeds of $155,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. All amounts have been fully paid as of September 30, 2024.

On November 15, 2023, the Company issued a Promissory Note in the amount of $187,253, due November 15, 2024. A one-time interest charge of $18,725 was added to the note, and an original issue discount of $17,023 was reflected that provided net proceeds of $170,230 to a vendor of the Company to pay outstanding invoices owed to them. This note has been fully converted as of September 30, 2024.

On November 20, 2023, the Company issued a Promissory Note in the amount of $62,150, due November 20, 2024, and an original issue discount of $7,150. The Company received net proceeds of $55,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. All amounts have been fully paid as of September 30, 2024.

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

All of the convertible promissory notes as of September 30, 2024 except $344,532, net of discounts, are due in the next fiscal year, and therefore are current. The $344,532 are due in the fiscal year September 30, 2026.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the nine months ended September 30, 2024 and 2023 was $71,071 and $187,247, respectively. Amortization of debt discount, and original issue discount was $218,259 and $334,904 for the nine months ended September 30, 2024 and 2023, respectively. Accrued interest at September 30, 2024 was $261,738.

The Company recognized a loss on conversion of notes of $1,231,209 and $525,425 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 15: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of September 30, 2024 and December 31, 2023. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2023. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	September 30, 2024	December 31, 2023
Monster Creative purchase – June 30, 2021	$421,830	$1,381,830
Less: Current portion	(421,830)	(1,381,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of September 30, 2024.

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

Interest expense for the nine months ended September 30, 2024 and 2023 was $24,595 and $138,594, respectively.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on September 30, 2024 and at inception:

	Nine Months Ended September 30, 2024	Inception
Expected term	0.25 years	0.75 – 1.00 years
Expected volatility	145%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	4.50%	4.85%
Market price	$0.0002 – $0.001	$0.0078 - $0.013

The Company’s derivative liabilities as of September 30, 2024 and December 31, 2023 associated with the offerings are as follows.

	September 30, 2024	December 31, 2023
Fair value of conversion option on September 7, 2023 note (see Note 14)	$33,082	$63,316
	$33,082	$63,316

Activity related to the derivative liabilities for the period ended September 30, 2024 is as follows:

Beginning balance as of December 31, 2023	$63,316
Bifurcation of conversion option on convertible notes payable	-
Reclassification to equity upon conversion of convertible notes payable	-
Change in fair value of derivative liabilities	(30,234)
Ending balance as of September 30, 2024	$33,082

NOTE 17: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, and 20,000 shares of Series C Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

For the three months ended September 30, 2024, there were 1,415 shares of Series B Preferred Stock converted into 14,150,000 common shares.

For the three months ended March 31, 2023, there were 15,984 shares of Series B Preferred Stock converted into 159,840,000 common shares.

For the three months ended June 30, 2023, there were 9,795 shares of Series B Preferred Stock converted into 97,950,000 common shares.

There was no activity in the three months ended September 30, 2023.

As of September 30, 2024, the Company has 366,928 shares of Series B Preferred Stock issued and outstanding.

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

During the three months ended June 30, 2024, the Company issued 60 shares of Series C Preferred Stock in connection with financing activities.

As of September 30, 2024, there are 12,350 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

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

Common Stock

The Company has 22,500,000,000 shares of common stock, par value $0.00001, authorized. The Company has 18,917,717,858 and 11,263,429,223 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000 shares.

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

In the three months ended September 30, 2024, the Company: (a) issued 55,000,000 shares for services rendered valued at $20,500; (b) 1,907,115,384 shares for conversion of notes payable and accrued interest valued at $527,924 that includes a loss on conversion of these shares in the amount of $263,948; (c) issued 14,150,000 shares of common stock in conversion of 1,415 Series B Preferred shares; and (d) 700,000,000 shares in a settlement with a former consultant valued at $210,000.

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

On June 30, 2023, the Company issued 115,000,000 warrants with the former partners of Monster to settle all claims upon the sale of Monster back to the original owners. These warrants have a five-year term and an exercise price of $0.05 per share.

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

The following represents a summary of the warrants:

	Nine Months Ended September 30, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,101,509,804	$0.03257	347,234,804	$0.26265

Granted	895,000,000	0.00075	1,046,000,000	0.00745
Exercised	(-)	-	(50,000,000)	-
Forfeited/Exchanged	(263,000,000)	-	(220,000,000)	-
Expired	(-)	-	(21,725,000)	-
Ending balance	1,733,509,804	$0.0206	1,101,509,804	$0.03257
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	3.44		3.99

As of September 30, 2024, 1,733,509,804 warrants are vested.

For the nine months ended September 30, 2024 and 2023, the Company incurred stock-based compensation expense of $2,869,859 and $2,872,004, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of September 30, 2024, there remains unrecognized stock-based compensation expense related to these warrants of $6,272,236 comprising of service-based grants through June 30, 2026.

Options

As of September 30, 2024, 5,000,000 of the May 26, 2022 options as well as 630,000 options issued in 2021 have been forfeited. As of September 30, 2024, 3,660,000 options are exercisable.

	Nine Months Ended September 30, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,660,000	$0.0983	4,005,000	$0.1501

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(345,000)	-
Expired	-	-	-	-
Ending balance	3,660,000	$0.0983	3,660,000	$0.0983
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	7.66		8.41

For the nine months ended September 30, 2024 and 2023, the Company incurred stock-based compensation expense of $26,441 and $134,503, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Nine Months Ended September 30, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,350,000	$0.1689	16,750,000	$0.1689

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	(3,350,000)	-	(13,400,000)	-
Ending balance	-	$-	3,350,000	$0.1689

On December 30, 2022, the Company and BizSecure negotiated a settlement of all claims resulting from the Company’s inability to timely register the 13,200,000 shares of common stock issued February 12, 2022 and 10,050,000 RSUs that vested during 2022. As a result, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms and the Company will continue the process to get those RSUs registered for resale and re-negotiate the terms of the common shares to be issued to BizSecure. For the year ended December 31, 2023, 13,400,000 RSUs vested. In 2023 6,700,000 of these shares were issued for the vested RSUs. For the nine months ended September 30, 2024 3,350,000 RSUs vested, and no shares were issued for vested RSUs.

For the nine months ended September 30, 2024 and 2023, the Company amortized $565,815 and $1,697,445, of the contingent consideration to additional paid in capital, respectively for the RSUs.

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

The segments remained this way until April 1, 2024 when Ixaya was deconsolidated from the Company upon the agreement to terminate the Ixaya SPA. At that time all of the Company’s operations were considered to be consumer related. As we only reflect segment reporting for continuing operations, no amounts are provided for the nine and three months ended September 30, 2024.

The following represents segment reporting for continuing operations only:

Nine Months Ended September 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$249,368	$35,000	$284,368
Cost of revenues	208,610	-	208,610
Gross profit	40,758	35,000	75,758
Total operating expenses net of depreciation, amortization and impairment	8,500,814	1,610,950	10,111,764
Depreciation, amortization and impairment	951,148	17,118	968,266
Other expenses (income)	599,292	862,359	1,461,651
(Loss) from continuing operations	$(10,010,496)	$(2,455,427)	$(12,465,923)

Segmented assets as of September 30, 2023
Property and equipment, net	$14,532	$-	$14,532
Intangible assets	$247,962	$-	$247,962
Capital expenditures	$-	$-	$-

Three Months Ended September 30, 2023	Consumer	Commercial	Total
Segmented operating revenues	$71,715	$15,000	$86,715
Cost of revenues	28,064	-	28,064
Gross profit	43,651	15,000	58,651
Total operating expenses net of depreciation, amortization and impairment	3,049,956	796,180	3,846,136
Depreciation, amortization and impairment	803,019	658	803,677
Other expenses	392,210	859,681	1,251,891
(Loss) from continuing operations	$(4,201,534)	$(1,641,519)	$(5,843,053)

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

NOTE 22: SUBSEQUENT EVENTS

Between October 1, 2024 and November 19, 2024, the Company issued 3,871,314,285 shares of common stock in conversion of convertible notes payable and accrued interest; and 1,976,901,195 shares of common stock for services.

On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024.

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

HUMBL was issued on October 15, 2024, by the United States Patent and Trademark Office (“USPTO”), a patent for System and Method for Transferring Currency Using Blockchain. As more traditional assets and currencies become tokenized on blockchain, the potential industry applications for this patent include, but are not limited to; digital wallets, digital asset exchanges, traditional stock exchanges, traditional banks, financial services and brokerages, global remittance and payment providers, transfer agents, foreign exchange, credit card services and government services.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table sets forth the summary operations for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

Revenues	$377,305	$284,368
Cost of Revenues	$349,925	$208,610
Gross Profit	$27,380	$75,758
Development Costs	$103,933	$161,980
Professional Fees	$1,297,174	$1,611,481
Settlement	$210,000	$806,400
Stock-based compensation	$3,549,802	$5,894,280
Impairment – inventory	$-	$797,089
Impairment – digital assets	$-	$151,409
General and Administrative Expenses	$830,949	$1,657,391
Interest Expense	$(438,692)	$(548,257)
Gain on sale of HUMBL Financial assets	$2,800,000	$-
Amortization of Debt Discounts	$(243,310)	$(334,904)
Change in fair value of derivative liabilities	$30,234	$42,777
Derivative Expense	$-	$(95,866)
Gain on Sale of Digital Assets	$-	$24
(Loss) on conversion of convertible notes payable	$(1,231,209)	$(525,425)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(5,047,455)	$(12,465,923)

Revenues

Revenues for the nine months ended September 30, 2024 were $377,305 as compared to $284,368 for the nine months ended September 30, 2023, an increase of $92,937. The increase was due in large part to the sales of merchandise from our marketplace which included items from BM Authentics.

Cost of Revenues and Gross Profit

Cost of revenues for the nine months ended September 30, 2024 were $349,925 as compared to $208,610 for the nine months ended September 30, 2023, an increase of $141,315. The increase was primarily due to increases in our marketplace for BM Authentics.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 were $5,991,858 as compared to $11,080,030 for the nine months ended September 30, 2023, a decrease of $5,088,172. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Our non-cash charges have already declined from levels in 2023 as our stock-based compensation has decreased sharply.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the nine months ended September 30, 2024 were $103,933 compared with $161,980 for the nine months ended September 30, 2023. The decrease of development costs related to the roll out of various projects such as the HUMBL Wallet and Social in 2023 which reduced significantly in 2024.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the nine months ended September 30, 2024 were $1,297,174 compared to $1,611,481 for the nine months ended September 30, 2023. The decrease in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2023 versus 2024. We expect that these costs will stabilize during 2024 and beyond.

Settlement

The Company incurred $210,000 in settlement expenses for the nine months ended September 30, 2024 compared to $806,400 for the nine months ended September 30, 2023 related to agreements with consultants, advisors, and directors for services rendered. We expect to settle additional amounts through the end of our fiscal year end.

Stock-Based Compensation

The Company incurred $3,549,802 in stock-based compensation expenses for the nine months ended September 30, 2024 compared to $5,894,280 for the nine months ended September 30, 2023 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

Impairment of Inventory

The Company incurred $0 and $797,089 in impairment of our inventory in the nine months ended September 30, 2024 and 2023. The impairment of inventory was based on the estimate of goods that were considered to have no market value.

Impairment of Digital Assets

The Company incurred $0 and $151,409 in impairment of our digital assets in the nine months ended September 30, 2024 and 2023. The impairment of the digital assets was based on the valuation changes in the digital assets we held. Effective June 30, 2023, we held no digital assets.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2024 were $830,949 compared with $1,657,391 for the nine months ended September 30, 2023. The decrease in general and administrative expenses of $826,442 is related to the following approximate reductions in salaries and wages, advertising, business development expenses, insurance, rent, and security.

Other Income (Expense)

In the nine months ended September 30, 2024 we incurred $917,023 in other income, compared to $1,461,651 in other expenses in the nine months ended September 30, 2023, an increase of $2,378,674. The main contributing factors of this increase was the $2,800,000 gain on the sale of HUMBL Financial assets for the 10% ownership in Avrio and decreases in other expenses from 2023 to 2024 mostly related to interest expense, and the loss on the conversion of convertible debt. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the nine months ended September 30, 2024 was ($5,047,455) as compared to a net loss of ($12,465,923) for the nine months ended September 30, 2023. The $7,418,468 decrease in the net loss was due to the changes noted herein.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table sets forth the summary operations for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30, 2024	September 30, 2023

Revenues	$114,107	$86,715
Cost of Revenues	$41,360	$28,064
Gross Profit	$72,747	$58,651
Development Costs	$11,146	$-
Professional Fees	$282,002	$740,247
Settlement	$210,000	$806,400
Stock-based compensation	$1,227,120	$1,853,653
Impairment – inventory	$-	$797,089
General and Administrative Expenses	$288,205	$452,424
Interest Expense	$(37,480)	$(34,899)
Amortization of Debt Discounts	$(83,846)	$(305,803)
Change in fair value of derivative liabilities	$30	$2,584
Derivative Expense	$-	$(16,515)
(Loss) on conversion of convertible notes payable	$(263,948)	$(897,258)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(2,330,970)	$(5,843,053)

Revenues

Revenues for the three months ended September 30, 2024 were $114,107 as compared to $86,715 for the three months ended September 30, 2023, an increase of $27,392. The increase was due in large part to the sales of merchandise from our marketplace which included items from BM Authentics.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended September 30, 2024 were $41,360 as compared to $28,064 for the three months ended September 30, 2023, an increase of $13,296. The increase was primarily due to increases in our marketplace for BM Authentics.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $2,018,473 as compared to $4,649,813 for the three months ended September 30, 2023, a decrease of $2,631,340. Operating expenses consists of development costs, professional fees and general and administrative expenses and non-cash charges for impairment expenses and stock-based compensation as fully described below. We expect our development costs and professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor. Our non-cash charges have already declined from levels in 2023 as our stock-based compensation has decreased sharply.

Development Costs

Development costs which consist of salaried and outsourced technical consultants for the three months ended September 30, 2024 were $11,146 compared with $0 for the three months ended September 30, 2023. The increase of development costs related to the increase of a service provider for the recent patent received.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended September 30, 2024 were $282,002 compared to $740,247 for the three months ended September 30, 2023. The decrease in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2023 versus 2024. We expect that these costs will stabilize during 2024.

Settlement

The Company incurred $210,000 in settlement expenses for the three months ended September 30, 2024 compared to $806,400 for the three months ended September 30, 2023 related to agreements with consultants, advisors, and directors for services rendered. We expect to settle additional amounts through the end of our fiscal year end.

Stock-Based Compensation

The Company incurred $1,227,120 in stock-based compensation expenses for the three months ended September 30, 2024 compared to $1,853,653 for the three months ended September 30, 2023 related to agreements with consultants, advisors, and directors for services rendered. We expect our stock-based compensation expenses to decline in the next 12 months due to the vesting terms of such grants. The awards provided were valued in accordance with ASC 718 at fair value.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 were $288,205 compared with $452,424 for the three months ended September 30, 2023. The decrease in general and administrative expenses of $164,219 is related to the following approximate reductions in salaries and wages, advertising, business development expenses, insurance, rent, and security.

Other Income (Expense)

In the three months ended September 30, 2024 we incurred $385,244 in other expenses, compared to $1,251,891 in other expenses in the three months ended September 30, 2023, a decrease of $866,647 in other expenses. The main contributing factors of this increase from 2023 to 2024 mostly related to interest expense, and the loss on the conversion of convertible debt. We expect to incur additional other income (expense) in the next 12 months related to our debt.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the three months ended September 30, 2024 was ($2,330,970) as compared to a net loss of ($5,843,053) for the three months ended September 30, 2023. The $3,512,083 decrease in the net loss was due to the changes noted herein.

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

As of September 30, 2024, we had $274,173 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $1,929,470 and $4,690,800 as of September 30, 2024 and December 31, 2023, respectively. The majority of our current liabilities is in the form of long-term debt and notes payable, and accounts payable and accrued expenses. The decrease in working capital is the direct result of reductions of notes payable, accrued interest and accrued expenses as well as the change in the contingent consideration. A majority of the Company’s operating expenses in the past two years was the result of non-cash charges such as impairment of intangible assets including goodwill, settlement and stock-based compensation. The actual monthly cash burn of the Company is approximately $204,000 per month at this time and as our core products come online, this is likely to decrease upon our technology being completed. The Company in the nine months ended September 30, 2024 received net proceeds of approximately $1,745,000 from various debt and warrant financings. However, as a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

Net cash used in operating activities was $1,833,961 and $2,959,691 for the nine months ended September 30, 2024 and 2023, respectively. The $1,164,322 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2023 to 2024, such as the gain on the sale of HUMBL Financial assets, and decreases in our stock-based compensation. Additionally, our changes in assets and liabilities increased by approximately $54,000.

We had no activities from investing activities in the nine months ended September 30, 2024 and 2023, respectively.

Cash provided by financing activities was $1,744,880 and $2,621,748 for the nine months ended September 30, 2024 and 2023, respectively. In 2024, the Company raised $1,025,488 from the proceeds from convertible notes, $395,500 from related party notes payable and $530,000 from notes payable as well as repayments of convertible notes payable of $317,108 and raised $111,000 from the sale of warrants. In 2023, we raised $360,050 from the sale of stock, $1,525,000 from proceeds of convertible notes payable and $1,050,000 from related party notes payable, $100,000 from the sale of Series C Preferred Stock and $50,000 from a contribution of capital by our CEO and $50,000 from notes payable. We also repaid $503,441 of notes payable.

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

Off-Balance Sheet Arrangements

As September 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pacific Lion failed to purchase over $1,000,000 in Series C Preferred Stock that it agreed to purchase under its Stock Purchase Agreement (the “SPA”) with HUMBL and is currently in default under the SPA.. On March 13, 2024, HUMBL filed a lawsuit in the U.S. District Court in San Diego, California against Pacific Lion to enforce its rights under the SPA. On March 27, 2024, Pacific Lion filed a Motion to Transfer Venue requesting that the litigation be moved from San Diego to Orange County, California. On May 6, 2024, the court granted Pacific Lion’s motion and the case was transferred from U.S. District Court, Southern District of California to U.S. District Court, Central District of California, Southern Division.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

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

HUMBL, Inc.

Date: November 19, 2024	By:	/s/ BRIAN FOOTE
Brian Foote
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

