Form 10-K
period 2024-12-31
HUMBL, INC.
filed 2025-05-09
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001	HMBL	OTC Pink

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates was $4,838,763 at the close of business on June 30, 2024 (the last business day of the registrant’s fiscal 2024 second fiscal quarter) based on the closing price of the common stock as reported on the June 30, 2024. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of May 9, 2025, there were 39,791,299,186 shares of the registrant’s Common Stock outstanding.

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

1

PART I

ITEM 1. BUSINESS

OVERVIEW

Recent Disposition of Material Assets

On December 2, 2024, HUMBL, Inc. (the “Company” or “HUMBL”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with WSCG, Inc. (“WSCG”), and WSCG Humbl SPV, a series of SPV Management, LLC (“HoldCo”). Pursuant to Asset Purchase Agreement, the Company sold all of its assets to WSCG. In consideration for the purchase of the Company’s assets, WSCG agreed to: (a) pay the Company $3,025,000; (b) issue 2,455,556 shares of WSCG Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was paid in cash by WSCG to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of WSCG was cancelled. The remaining $2,000,000 of the cash purchase price was paid by WSCG on April 1, 2025.

The HoldCo Units represent approximately 27.5% of the outstanding equity in WSCG. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. The Company intends to keep a portion of the HoldCo Units to maintain exposure to WSCG’s performance and the Company assets purchased by WSCG. The Company will also offer to exchange some of the HoldCo Units to its debtholders and holders of Series C Preferred Stock as a way to eliminate debt and reduce potential future dilution to common stockholders. The transfer of the Company’s assets to WSCG took place on February 27, 2025.

Recent Material Acquisition

On December 2, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ybyrá Capital S.A. (“Ybyrá”) and Brian Foote, the Company’s former CEO and current director. Pursuant to the Stock Purchase Agreement: (a) HUMBL purchased 99% of the outstanding equity interests of FinCapital Credito Pagamentos e Servicos LTDA, a Brazilian company (“FinCapital”), from Ybyrá; and (b) Brian Foote sold his 7,000,000 shares of Series A Preferred Stock and 100,000 shares of Series D Preferred Stock of the Company (the “Control Shares”) to Ybyrá. With the purchase of the Control Shares, Ybyrá is now the controlling stockholder of the Company. FinCapital a previously dormant entity and had at the time of the purchase one asset which consisted of 41,500 tons of magnesium silicate with a book value of $20,000,000. Magnesium silicate is a raw material used in industrial sectors such as fertilizer, construction, ceramics, and fireproofing

FinCapital is now a 99% owned subsidiary of the Company. The Company agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. HUMBL will pay $4,000,000 of the purchase price through the issuance of 10,000,000,000 common share to Ybyrá ($0.0004 per share). The remaining $16,000,000 in common shares will be issued following a recapitalization event that provides sufficient authorized shares to make the issuance.

As a result of the WSCG purchase of the Company assets, the previous operations of the Company will be reflected as discontinued operations, and the assets that were sold are all reflected as assets under discontinued operations.

Former HUMBL Operations for the Years Ended December 31, 2024 and 2023

HUMBL was a Web 3, digital commerce platform built to connect consumers, businesses and governments in the digital economy. HUMBL provided simple tools and packaging for complex new technologies such as blockchain, in the same way that previous cycles of e-commerce and the cloud were more simply packaged by companies such as Facebook, Apple, Amazon and Netflix over the past several decades. The Company through their prior product offerings was looking to simplify and package the digital economy for consumers, corporations and government.

The goal of HUMBL was to provide ready built tools, and platforms for consumers and merchants to seamlessly participate in the digital economy. HUMBL is built on a patent-pending, decentralized technology stack that utilizes both core and partner technologies, to provide faster connections to the digital economy and each other.

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

We previously offered an NFT marketplace but, in an effort, to ensure compliance with applicable regulations, we have terminated its use. HUMBL customers can no longer buy or sell NFTs on our platform.

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

Corporate Strategy

Following the purchase of FinCapital and the change of control associated with such acquisition, the Company’s business model has changed. For the 2025 fiscal year, HUMBL will no longer be pursuing Web 3 and related technologies. Instead, the Company will adopt a holding a company model. HUMBL will be the parent holding company and will own and operate various subsidiaries, with a particular focus in Brazil and Latin America. FinCapital will be first business operated by HUMBL under the new holding company structure.

FinCapital owns 41,500 tons of magnesium silicate. Magnesium silicate is a raw material that can be used in fertilizer and other industrial applications. FinCapital is currently looking to sell the magnesium silicate and acquire other raw materials or other mining interests.

On April 3, 2025, HUMBL entered into a Joint Venture Agreement with Multicortex, LLC. Multicortex is a company focusing on artificial intelligence and high-performance computing. Pursuant to the agreement, HUMBL acquired a 51% interest in Multicortex. In exchange, HUMBL will contribute 15% of any funds it raises in any Regulation A+ offering (up to $3,000,000) to fund development of Multicortex’s suite of products.

HUMBL’s controlling shareholder, Ybyrá, is a Brazilian holding company with interests in mining, real estate, oil and gas, and related fields. Our CEO, Thiago Moura, is an experienced entrepreneur with deep connections in Brazil and throughout Latin America. Our plan is to find and acquire undervalued assets and business in North and South America, with a particular emphasis in Brazil, and then operate those businesses as subsidiaries under our corporate umbrella.

Significant Vendor Relationships

We have established contractual relationships with the following companies that we consider to be material to providing our core products:

We currently have no significant vendor relationships we are reliant on.

Competition

Each of our principal verticals is highly competitive. Throughout the globe, we currently face substantial competition from other companies offering artificial intelligence products or sell magnesium silicate. We compete primarily on the basis of availability of services and products, unique product offerings and price.

Employees and Human Capital

As of December 31, 2024, we had 1 full time employee. None of our employees or personnel is represented by a labor union, and we consider our employee/personnel relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.

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

Risks Related to the Ownership of Magnesium Silicate Deposits

Uncertainty in Title and Property Rights

We may not hold clear, marketable, or uncontested title to all of our magnesium silicate deposits. Title to mineral properties can be subject to numerous uncertainties, including unrecorded agreements, competing claims, survey discrepancies, indigenous land rights, and regulatory conditions. Any defects or challenges to our title could result in loss of ownership rights, delays in development, or increased legal and administrative costs.

Exposure to Asset Impairment

Our magnesium silicate deposits are carried as long-term assets on our balance sheet. These assets are subject to periodic review for impairment, particularly if adverse changes occur in market conditions, geological assessments, or project economics. A determination that one or more of our mineral properties is not economically viable could result in a significant write-down or impairment charge.

Market Demand and Commercial Viability

The value of our magnesium silicate holdings depends on market demand in industrial sectors such as fertilizer, construction, ceramics, and fireproofing. Changes in customer preferences, availability of alternative materials, technological shifts, or reductions in end-use demand could adversely affect the commercial viability of our deposits and reduce the fair value of these assets.

Speculative Nature of Mineral Resource Ownership

Ownership of magnesium silicate properties, without current production or defined development plans, is inherently speculative. There is no guarantee that these properties will be commercially developed or that they will generate any future revenues. We may continue to incur costs related to holding, maintaining, or evaluating these properties without realizing any economic return.

Risk of Expropriation or Regulatory Reclassification

Our rights to own and control magnesium silicate resources are subject to legal and regulatory frameworks that may change over time. Government actions, such as land use reclassification, revocation of mineral rights, or expropriation, could limit or eliminate our ownership interest in these deposits. We may also be affected by legal interpretations relating to public land, environmental protections, or indigenous sovereignty claims.

Environmental and Reputational Exposure from Passive Ownership

Even in the absence of active mining or development operations, ownership of mineral properties may expose us to potential environmental liabilities, particularly where prior exploration or historical activity has occurred. Additionally, reputational risks may arise from public perception or stakeholder concern over the environmental impact of mineral resource ownership, even without operational activity on the site.

Risks Related to Our Structure as a Holding Company

We May Not Successfully Execute Our Strategy to Operate as a Holding Company

We are in the process of establishing ourselves as a holding company, and currently operate through only two subsidiaries. Our success depends in part on the performance of these subsidiaries, which may not achieve their operational, financial, or strategic goals. In addition, our ability to grow and diversify our holdings will depend on our capacity to identify, evaluate, and acquire additional businesses or assets. We may face challenges in sourcing attractive investment opportunities, conducting effective due diligence, or successfully integrating new subsidiaries into our organizational structure. Failure to execute this strategy could limit our growth potential and negatively affect our financial condition and long-term business prospects.

We Are Dependent on the Operations and Performance of Our Subsidiaries

As a holding company, we have no significant operations of our own and are dependent upon dividends, distributions, and other payments from our subsidiaries to fund our obligations, including operating expenses and any returns of capital to our stockholders. If our subsidiaries are unable to generate sufficient cash flow or are restricted from paying dividends or making distributions under applicable law or contractual agreements, our ability to meet our financial obligations and return value to shareholders may be adversely affected.

We May Have Limited Control Over Certain Subsidiaries or Minority Interests

To the extent we do not own 100% of the equity interests in certain subsidiaries or investments, our ability to control decision-making at those entities may be limited. This may restrict our ability to direct strategy, allocate capital, or respond quickly to changing market conditions within those businesses, which could affect consolidated financial results.

Structural Subordination of Our Debt and Equity Holders

As a holding company, our debt and equity holders are structurally subordinated to all existing and future liabilities and obligations of our subsidiaries. In the event of a liquidation or insolvency of any subsidiary, the assets of that subsidiary will be used to satisfy its liabilities before any distributions are made to us or our creditors or stockholders.

Complex Organizational Structure May Limit Transparency and Increase Costs

Our multi-entity structure may limit visibility into the day-to-day operations of our subsidiaries and complicate financial reporting, tax compliance, and regulatory oversight. This complexity may increase administrative costs, create inefficiencies, or heighten the risk of internal control deficiencies.

Risks Associated with Consolidated Financial Reporting

Because we consolidate the financial results of our subsidiaries, adverse developments at the subsidiary level—including impairments, legal liabilities, or operational disruptions—could have a direct and material impact on our consolidated financial statements, even if our holding company operations remain unaffected.

Potential Conflicts of Interest Between the Holding Company and Subsidiaries

Decisions that benefit the holding company may not always align with the best interests of an individual subsidiary, and vice versa. In cases where our subsidiaries have independent governance, third-party investors, or minority shareholders, such conflicts could arise and may lead to disputes, reputational harm, or limitations on our ability to act unilaterally.

Limitations on Upstreaming Cash from Regulated or Foreign Subsidiaries

Certain of our subsidiaries may be subject to regulatory capital requirements, debt covenants, or foreign exchange controls that restrict their ability to transfer cash or assets to the holding company. These restrictions may limit our financial flexibility and ability to deploy capital effectively across the enterprise.

Risks Related to Our Company and Our Business

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment. In addition, we identified an error in our previously reported 2023 figures that resulted in a restatement of our net loss in the year ended December 31, 2023

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit of $(117,976,134) as of December 31, 2024 as well as a net loss of $14,446,392 and $4,310,995 for the years ended December 31, 2024 and 2023 (restated), respectively. In the course of preparing our consolidated financial statements for the year ended December 31, 2024, we identified an error in the year ended December 31, 2023, related to the exchange of warrants for shares of our common stock. As a result of this error, we had an increase in our net loss of $288,546 and an increase in our additional paid in capital. There was no effect on net equity or cash flows resulting from this restatement. We may never achieve profitability. If we do not generate sufficient revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

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

As of the date of this annual report, we have one full-time employee. As our growth plans proceed and development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, sales, marketing, financial, accounting, legal, and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our Company.

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

We depend substantially on the continued services, specialized knowledge and performance of our senior management, particularly Thiago Moura, our President and CEO, and Jeffrey Hinshaw, our COO and CFO. We do not have anything preventing them from terminating their employment with us at any time. As a result, these executives may elect to pursue other opportunities at any time. If one or more of these individuals choose to leave our company, we may lose a significant number of supplier relationships and operating expertise which they have developed over many years and which would be difficult to replace. The loss of the services of any executive officer or other key employee could hurt our business.

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

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

● permit our Board of Directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate, of which we have designated: 7,000,000 shares of Series A preferred stock with 1,000 votes per share 7,000,000 of which are outstanding as of December 31, 2024; issue 570,000 Series B preferred stock with 10,000 votes per share 349,091 of which are issued and outstanding as of December 31, 2024; issue 20,000 Series C preferred stock 12,350 of which are issued and outstanding as of December 31, 2024; issue 250,000 shares of Series D preferred stock with 500,000 votes per shares 100,000 of which are issued and outstanding as of December 31, 2024;

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

ITEM 1C. CYBERSECURITY

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

ITEM 2. PROPERTIES

We currently rent an office in San Diego, California at a monthly cost of $500 (“Company Headquarters”). The lease for our Company Headquarters has a month-to-month term. We believe that the Company Headquarters are currently adequate for the purposes of our operations. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware. On October 30, 2023, we filed a Motion to Dismiss the lawsuit with the District Court of Delaware which the parties have fully briefed. On March 27, 2025, the court granted our motion and dismissed the case without prejudice. On April 10, 2025, the plaintiffs filed an amended complaint. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

On July 14, 2022, we were named as a defendant in a shareholder derivative class action lawsuit filed in the Delaware Chancery Court styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620). This case alleges the same claims as the Pasquinelli litigation described above and also seeks unspecified monetary damages. There are no other updates to this case.

Pacific Lion failed to purchase over $1,000,000 in Series C Preferred Stock that it agreed to purchase under its Stock Purchase Agreement (the “SPA”) with HUMBL and defaulted under the SPA. On March 13, 2024, HUMBL filed a lawsuit in the U.S. District Court in San Diego, California against Pacific Lion to enforce its rights under the SPA. On March 27, 2024, Pacific Lion filed a Motion to Transfer Venue requesting that the litigation be moved from San Diego to Orange County, California. On May 6, 2024, the court granted Pacific Lion’s motion and the case was transferred from the U.S. District Court in San Diego to the U.S. District Court in Orange County.

On March 11, 2024, Pacific Lion filed a lawsuit against the Company in Pinellas County, Florida alleging breaches of the contracts entered into in connection with certain loans made by Pacific Lion to the Company and certain related claims. On March 13, 2024, Pacific Lion also filed a lawsuit against the Company in Orange County, California alleging breach of the SPA and the other contracts entered in connection with Pacific Lion’s purchase of Series C Preferred Stock from the Company and certain related claims. On July 20, 2024, Pacific Lion entered into a settlement agreement pursuant to which the Company dismissed its lawsuit against Pacific Lion and Pacific Lion released its two lawsuits against the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock, par value $0.00001 per share, is quoted on OTC Pink under the symbol “HMBL”.

Holders of Record

As of May 9, 2025, there were 395 active stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

Overview

On December 2, 2024, HUMBL, Inc. (the “Company” or “HUMBL”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with WSCG, Inc. (“WSCG”), and WSCG Humbl SPV, a series of SPV Management, LLC (“HoldCo”). Pursuant to Asset Purchase Agreement, the Company sold all of its assets to WSCG. In consideration for the purchase of the Company’s assets, WSCG agreed to: (a) pay the Company $3,025,000; (b) issue 2,455,556 shares of WSCG Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was paid in cash by WSCG to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of WSCG was cancelled. The remaining $2,000,000 of the cash purchase price was paid by WSCG on April 1, 2025.

The HoldCo Units represent approximately 27.5% of the outstanding equity in WSCG. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. The Company intends to keep a portion of the HoldCo Units to maintain exposure to WSCG’s performance and the Company assets purchased by WSCG. The Company will also offer to exchange some of the HoldCo Units to its debtholders and holders of Series C Preferred Stock as a way to eliminate debt and reduce potential future dilution to common stockholders. The transfer of the Company’s assets to WSCG took place on February 27, 2025.

On December 2, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ybyrá Capital S.A. (“Ybyrá”) and Brian Foote, the Company’s former CEO and current director. Pursuant to the Stock Purchase Agreement: (a) HUMBL purchased 99% of the outstanding equity interests of FinCapital Credito Pagamentos e Servicos LTDA, a Brazilian company (“FinCapital”), from Ybyrá; and (b) Brian Foote sold his 7,000,000 shares of Series A Preferred Stock and 100,000 shares of Series D Preferred Stock of the Company (the “Control Shares”) to Ybyrá. With the purchase of the Control Shares, Ybyrá is now the controlling stockholder of the Company. FinCapital a previously dormant entity and had at the time of the purchase one asset which consisted of 41,500 tons of magnesium silicate with a book value of $20,000,000. Magnesium silicate is a raw material used in industrial sectors such as fertilizer, construction, ceramics, and fireproofing

FinCapital is now a 99% owned subsidiary of the Company. The Company agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. HUMBL will pay $4,000,000 of the purchase price through the issuance of 10,000,000,000 common share to Ybyrá ($0.0004 per share). The remaining $16,000,000 in common shares will be issued following a recapitalization event that provides sufficient authorized shares to make the issuance.

As a result of the WSCG purchase of the Company assets, the previous operations of the Company will be reflected as discontinued operations, and the assets that were sold are all reflected as assets under discontinued operations.

Following the purchase of FinCapital and the change of control associated with such acquisition, the Company’s business model has changed. For the 2025 fiscal year, HUMBL will no longer be pursuing Web 3 and related technologies. Instead, the Company will adopt a holding a company model. HUMBL will be the parent holding company and will own and operate various subsidiaries, with a particular focus in Brazil and Latin America. FinCapital will be first business operated by HUMBL under the new holding company structure.

FinCapital owns 41,500 tons of magnesium silicate. Magnesium silicate is a raw material that can be used in fertilizer and other industrial applications. FinCapital is currently looking to sell the magnesium silicate and acquire other raw materials or other mining interests.

On April 3, 2025, HUMBL entered into a Joint Venture Agreement with Multicortex, LLC. Multicortex is a company focusing on artificial intelligence and high-performance computing. Pursuant to the agreement, HUMBL acquired a 51% interest in Multicortex. In exchange, HUMBL will contribute 15% of any funds it raises in any Regulation A+ offering (up to $3,000,000) to fund development of Multicortex’s suite of products.

HUMBL’s controlling shareholder, Ybyrá, is a Brazilian holding company with interests in mining, real estate, oil and gas, and related fields. Our CEO, Thiago Moura, is an experienced entrepreneur with deep connections in Brazil and throughout Latin America. Our plan is to find and acquire undervalued assets and business in North and South America, with a particular focus in Brazil, and then operate those businesses as subsidiaries under our corporate umbrella.

Results of Continuing Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth the summary operations for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31, 2024	December 31, 2023 (Restated)

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Professional Fees	$1,051,539	$2,770,689
Settlement	$2,976,380	$806,400
General and Administrative Expenses	$4,274,422	$6,483,924
Interest Expense	$(529,100)	$(850,140)
Gain on sale of HUMBL financial assets	$2,800,000	$-
Amortization of Debt Discounts	$(340,971)	$(375,371)
Change in fair value of derivative liabilities	$15,273	$43,951
Derivative expense	$(79,025)	$(95,866)
Loss on conversion of convertible notes payable and exchange of warrants (restated for 2023)	$(4,988,245)	$(3,184,614)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(11,424,409)	$(14,523,053)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the years ended December 31, 2024 and 2023 are related to our operations that are reflected in discontinued operations. The Company has recently acquired FinCapital which consisted of one singular asset which were minerals located in Brazil. The minerals are magnesium silicate.

Operating Expenses

Operating expenses for the year ended December 31, 2023 were $10,061,013 as compared to $8,302,341 for the year ended December 31, 2024, a decrease of $1,758,672. Operating expenses consists of professional fees and general and administrative expenses as fully described below. We expect our professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor due to the change in our business operations. Our non-cash charges have already declined over the past year as our stock-based compensation is reduced.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the year ended December 31, 2023 were $2,770,689 compared to $1,051,539 for the year ended December 31, 2024. The decrease in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2023 versus 2024. We expect that these costs will continue decreasing during 2025.

Settlement

The Company incurred $806,400 in settlement expenses for the year ended December 31, 2023 and $2,976,380 in settlement expenses for the year ended December 31, 2024 related to agreements with individuals for liabilities incurred.

General and Administrative

General and administrative expenses for the year ended December 31, 2023 were $6,483,924 compared with $4,274,422 for the year ended December 31, 2024. The decrease in general and administrative expenses of $2,209,502. Much of the decrease in general and administrative expenses relates to decreases in stock-based compensation as well as payroll and payroll-related expenses due to less personnel employed.

Other Income (Expense)

In the year ended December 31, 2023 we incurred $4,462,040 in other expenses, compared to $3,122,068 in other expenses in the year ended December 31, 2024, a decrease of $1,339,972 in other expenses. The other expenses relate to amortization of discounts, interest expense and losses on the conversion of convertible notes and exchanges of warrants. We incurred other income from changes in our derivative liability as well as in 2024, a gain on the sale of HUMBL financial assets in the amount of $2,800,000.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the year ended December 31, 2023 was ($14,523,053) as compared to a net loss of ($11,424,409) for the year ended December 31, 2024. The $3,098,644 decrease in the net loss was due to the changes noted herein.

In the course of preparing our consolidated financial statements for the year ended December 31, 2024, we identified an error in the year ended December 31, 2023, related to the exchange of warrants for shares of our common stock. As a result of this error, we had an increase in our net loss of $288,546 and an increase in our additional paid in capital. There was no effect on net equity or cash flows resulting from this restatement.

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

As of December 31, 2024, we had $20,487 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $23,693,753 and $4,690,800 as of December 31, 2024 and 2023, respectively. The majority of our current liabilities are in the form of long-term debt and notes payable, and accounts payable and accrued expenses. The decrease in working capital is the direct result of reductions of notes payable, accrued interest and accrued expenses as well as the change in the contingent consideration. The Company’s assets as of December 2, 2024 were sold and the Company commenced a new business with the purchase of the magnesium silicate. The Company anticipates entering into profitable businesses upon the sale of the magnesium silicate. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

Net cash used in operating activities was $3,183,582 and $4,118,487 for the years ended December 31, 2024 and 2023, respectively. The $934,905 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2023 to 2024, such as the gain on the sale of HUMBL Financial assets, losses on the conversion of convertible notes and decreases in our stock-based compensation.

We had no activities from investing activities in the years ended December 31, 2023. In 2024, we received $500,000 in cash for the acquisition of the HUMBL operations to WSCG.

Cash provided by financing activities was $2,109,705 and $4,003,716 for the years ended December 31, 2024 and 2023, respectively. In 2024, the Company raised $1,354,000 from the proceeds from convertible notes, $395,500 from related party notes payable and $530,000 from notes payable as well as repayments of convertible notes payable of $345,795, $180,000 in related party notes payable and raised $356,000 from the sale of warrants. In 2023, we raised $1,365,050 from the sale of stock, $1,925,000 from proceeds of convertible notes payable and $1,075,365 from related party notes payable, and $50,000 from a contribution of capital by our CEO and $260,000 from notes payable. We also repaid $568,283 of notes payable.

In the course of preparing our consolidated financial statements for the year ended December 31, 2024, we identified an error in the year ended December 31, 2023, related to the exchange of warrants for shares of our common stock. As a result of this error, we had an increase in our net loss of $288,546 and an increase in our additional paid in capital. There was no effect on net equity or cash flows resulting from this restatement.

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

Off-Balance Sheet Arrangements

As December 31, 2024 and 2023, we had no off-balance sheet arrangements.

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

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”). ASU 2023-07 improves segment reporting disclosures for public companies. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. ASU 2023-07 was effective for public companies in fiscal years beginning after December 15, 2023. The Company has effective December 2, 2024, entered into an agreement to sell their operating business to WSCG, and as a result has reflected those operating revenues and expenses within discontinued operations for the years ended December 31, 2024 and 2023, and has not yet begun generating revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief financial officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in Brazil. The Company analyzed ASU 2023-07 and determined that the required information is presented within the consolidated financial statements and footnote disclosures herein. The Company does not believe that ASU 2023-07 will have a material impact on the consolidated financial statements.

Restatement of Previously Issued Financial Statements for the Year Ended December 31, 2023

In the course of preparing our consolidated financial statements for the year ended December 31, 2024, we identified an error in the year ended December 31, 2023, related to the exchange of warrants for shares of our common stock. As a result of this error, we had an increase in our net loss of $288,546 and an increase in our additional paid in capital. There was no effect on net equity or cash flows resulting from this restatement.

On December 8, 2023 we entered into an exchange transaction with two investors who were issued warrants with common stock on May 15, 2023. Two of these investors exchanged their warrants (50,000,000 in total) and received 342,000,000 shares of common stock. The loss on this exchange of $288,546 was not recorded in the previously filed consolidated financial statements for the year ended December 31, 2023. As noted above, the error that resulted increased our net loss by $208,366 and had no impact on our net equity or our net cash flows. The error increased our accumulated deficit and additional paid in capital by the $288,546. There were no other amounts restated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HUMBL Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HUMBL Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and history of operating losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Emphasis of a Matter – Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the financial statements, the Company has restated its previously issued financial statements for the year ended December 31, 2023, to make a correction as it pertains to recorded of an exchange of warrants for stock. Our opinion on the financial statements as of December 31, 2023 is not modified with respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Purchase and Sale Transactions

Description of the Critical Audit Matter

As discussed in Note 4, near year end the Company entered into two significant transactions: (1) share exchange agreement in which the acquired entity had a single asset, and which was deemed to be an asset acquisition (“Fincapital Transaction”), and (2) sale of operating assets in exchange for cash and equity considerations (“WSCG Transaction”). Given the timing and nature of these transactions, their impact on the presentation of the financial statements, and the potentially subjective nature of valuation of items included in these transactions, significant auditor judgment and effort was required to test these transactions.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures to evaluate these transactions consisted of the following, among others:

1.	Evaluated the business purpose of the transactions, including reviewing for any related party relationships.

2.	Evaluated analysis provided by the Company and compared to the underlying executed agreements.

3.	Evaluated management’s analysis regarding ASC 805 and conclusion that the transaction was an asset purchase (Fincapital Transaction)

4.	Evaluated specialist’s valuation report related to the existence and valuation of mineral inventory, recalculated the value allocable to the Company in the asset purchase (Fincapital Transaction).

5.	Evaluated management’s identification and presentation of identified assets, liabilities, and results of operations presented as discontinued operations in the financial statements (WSCG Transaction).

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

May 9, 2025

HUMBL, INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

DECEMBER 31, 2024 AND 2023 (RESTATED)

	DECEMBER 31,	DECEMBER 31,
	2024	2023
		(RESTATED)
ASSETS

Current Assets:
Cash	$20,487	$363,254
Current assets of discontinued operations	2,971,906	471,513

Total Current Assets	2,992,393	834,767

Non-Current Assets:
Minerals	20,000,000	-
Non-current assets of discontinued operations	230,510	667,572

Total Non-Current Assets	20,230,510	667,572

TOTAL ASSETS	$23,222,903	$1,502,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,671,043	$1,300,655
Contingent consideration	-	565,815
Derivative liabilities	338,986	63,316
Liability for stock to be issued - acquisition of FinCapital	20,000,000	-
Advances on purchase of assets by WSCG	1,037,500	-
Current portion of notes payable	750,000	-
Current portion of notes payable - related parties	385,500	200,000
Convertible notes payable - related parties, net of discount	421,830	1,381,830
Current portion of convertible notes payable, net of discount	1,080,673	1,873,885
Current liabilities of discontinued operations	614	140,066

Total Current Liabilities	26,686,146	5,525,567

Long-Term Liabilities:
Notes payable - related parties, net of current portion	-	100,000
Non-current liabilities of discontinued operations	-	2,511

Total Long-Term Liabilities	-	102,511

Total Liabilities	26,686,146	5,628,078

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized, 20,000 Series C Preferred stock authorized and 250,000 Series D Preferred stock authorized

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 349,091 and 379,875 shares issued and outstanding, respectively	3	4
Series C Preferred, par value $0.00001, 12,350 and 12,280 shares issued and outstanding, respectively	-	-
Series D Preferred, par value $0.00001, 100,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, par value, $0.00001, 50,000,000,000 shares authorized, 32,748,842,520 and 11,263,429,223 issued and outstanding, respectively	327,488	112,634
Additional paid in capital	114,185,329	99,413,439
Accumulated deficit	(117,976,134)	(103,529,742)
Accumulated other comprehensive income (loss)	-	(122,144)

Total Stockholders’ Deficit	(3,463,243)	(4,125,739)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,222,903	$1,502,339

HUMBL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023 (RESTATED)

	DECEMBER 31,	DECEMBER 31,
	2024	2023
		(RESTATED)
CONTINUING OPERATIONS:

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS (LOSS) PROFIT	-	-

OPERATING EXPENSES
Professional fees	1,051,539	2,770,689
Settlements of payables	2,976,380	806,400
General and administrative expenses	4,274,422	6,483,924

Total Operating Expenses	8,302,341	10,061,013

OPERATING LOSS	(8,302,341)	(10,061,013)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(529,100)	(850,140)
Gain on sale of HUMBL Financial assets	2,800,000	-
Amortization of debt discounts	(340,971)	(375,371)
Change in fair value of derivative liability	15,273	43,951
Derivative expense	(79,025)	(95,866)
Gain (loss) on conversion of convertible notes payable and exchange of warrants	(4,988,245)	(3,184,614)

Total Non-Operating Income (Expenses)	(3,122,068)	(4,462,040)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(11,424,409)	(14,523,053)

DISCONTINUED OPERATIONS:

Loss from discontinued operations	(2,995,707)	(3,473,587)
(Loss) gain on disposal of discontinued operations	(26,276)	13,685,645
Total discontinued operations	(3,021,983)	10,212,058

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(14,446,392)	(4,310,995)

Provision for income taxes	-	-

NET LOSS	$(14,446,392)	$(4,310,995)

Other comprehensive income (loss)
Foreign currency translations adjustment	-	(79,146)
Comprehensive income (loss)	$(14,446,392)	$(4,390,141)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$0.00

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	17,630,554,862	5,372,286,668

HUMBL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (IN US$)

YEARS ENDED DECEMBER 31, 2024 AND 2023 (RESTATED)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2023	7,000,000	$70	416,159	$4	-	$-	-	$-	2,182,343,775	$21,823	$63,887,828	$19,454	$(99,218,747)	$(35,289,568)

Stock issued for:
Cash	-	-	-	-	1,005	-	-	-	147,500,000	1,475	1,363,575	-	-	1,365,050
Services (including settlement of obligation to issue common shares)	-	-	-	-	-	-	-	-	751,317,338	7,514	2,281,203	-	-	2,288,717
Acquisition - BM Authentics (to settle obligation to issue common shares)	-	-	-	-	-	-	-	-	90,000,000	900	899,100	-	-	900,000
Settlement of Tickeri sale	-	-	-	-	-	-	-	-	5,433,656	54	47,762	-	-	47,816
Conversion of convertible notes	-	-	-	-	-	-	-	-	7,375,294,454	73,753	16,227,499	-	-	16,301,252
Conversion of Series B Preferred to common shares	-	-	(36,284)	-	-	-	-	-	362,840,000	3,628	(3,628)	-	-	-
Shares issued in warrant and debt exchange (restated)	-	-	-	-	11,275	-	-	-	342,000,000	3,420	6,824,013	-	-	6,827,433
Vested RSUs	-	-	-	-	-	-	-	-	6,700,000	67	(67)	-	-	-
Contribution of capital	-	-	-	-	-	-	-	-	-	-	50,000	-	-	50,000
Derivative liability converted to common stock	-	-	-	-	-	-	-	-	-	-	315,425	-	-	315,425
Discount recorded on convertible notes	-	-	-	-	-	-	-	-	-	-	101,506	-	-	101,506
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	3,828,624	-	-	3,828,624
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	142,593	-	-	142,593
Stock-based compensation - restricted stock grants	-	-	-	-	-	-	-	-	-	-	1,184,746	-	-	1,184,746
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	-	-	2,263,260	-	-	2,263,260
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	(141,598)	-	(141,598)
Net loss for the year (restated)	-	-	-	-	-	-	-	-	-	-	-	-	(4,310,995)	(4,310,995)

Balance - December 31, 2023	7,000,000	$70	379,875	$4	12,280	$-	-	$-	11,263,429,223	$112,634	$99,413,439	$(122,144)	$(103,529,742)	$(4,125,739)

Stock issued for:
Services (including settlement of obligation to issue common shares)	-	-	-	-	70	-	100,000	1	215,000,000	2,150	420,349	-	-	422,500
Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of convertible notes	-	-	-	-	-	-	-	-	16,565,722,102	165,657	8,346,311	-	-	8,511,968
Settlements	-	-	-	-	-	-	-	-	3,456,901,195	34,569	811,811	-	-	846,380
Conversion of Series B Preferred to common shares	-	-	(30,784)	(1)	-	-	-	-	307,840,000	3,078	(3,077)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	-	-	939,950,000	9,400	627,260	-	-	636,660
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	3,853,479	-	-	3,853,479
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	26,442	-	-	26,442
Related party forgiveness of debt	-	-	-	-	-	-	-	-	-	-	12,500	-	-	12,500
Warrant purchases	-	-	-	-	-	-	-	-	-	-	111,000	-	-	111,000
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	122,144	-	122,144
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(14,446,392)	(14,446,392)

Balance - December 31, 2024	7,000,000	$70	349,091	$3	12,350	$-	100,000	$1	32,748,842,520	$327,488	$114,185,329	$-	$(117,976,134)	$(3,463,243)

The accompanying notes are an integral part of these consolidated financial statements.

HUMBL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$)

YEARS ENDED DECEMBER 31, 2024 AND 2023 (RESTATED)

	2024	2023
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(14,446,392)	$(4,310,995)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on conversion of convertible notes payable	4,988,245	3,184,614
Fee added to convertible notes	624,954	58,850
Amortization of debt discounts	340,971	375,371
Stock-based compensation	4,302,421	7,067,833
Gain on disposal of Tickeri	-	(11,577,247)
Gain on disposal of Monster	-	(2,108,398)
Derivative expense	79,025	95,866
Settlements of payables	2,976,380	806,400
Change in fair value of derivative liability	(15,273)	(43,951)
Gain on sale of HUMBL Financial assets	(2,800,000)	-
Changes in assets and liabilities, net of acquired amounts
Accounts payable and accrued expenses	277,836	1,122,137
Total adjustments	10,774,559	(1,018,525)

Net cash used in operating activities of continuing operations	(3,671,833)	(5,329,520)
Net cash provided by operating activities of discontinued operations	488,251	1,211,033
Net cash used in operating activities	(3,183,582)	(4,118,487)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition by WSCG	500,000	-

Net cash provided by investing activities of continuing operations	500,000	-
Net cash provided by investing activities of discontinued operations	231,110	-
Net cash provided by investing activities	731,110	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	395,500	1,075,365
Payments of related party notes payable	(180,000)	(100,000)
Payments of notes payable - bank	-	(3,416)
Payments of notes payable	-	(568,283)
Repayment of convertible notes payable	(345,795)	-
Contribution of capital CEO	-	50,000
Proceeds from sales of warrants	356,000	-
Proceeds from notes payable	530,000	260,000
Proceeds from convertible notes payable	1,354,000	1,925,000
Proceeds from issuance of common and preferred stock for cash	-	1,365,050
Net cash provided by financing activities	2,109,705	4,003,716

NET (DECREASE) IN CASH AND RESTRICTED CASH	(342,767)	(114,771)

CASH - BEGINNING OF PERIOD	363,254	478,025

CASH - END OF PERIOD	$20,487	$363,254

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement with Tickeri in disposal	$-	$11,496,095
Settlement with Monster in disposal	$-	$1,848,459
Conversion of preferred stock into common stock	$3,078	$3,628
Conversion of obligation to issue common stock into common stock	$-	$903,936
Conversion of convertible notes payable, derivative liability and accrued interest to common stock	$3,915,383	$13,355,178
Related party note forgiven	$12,500	$-
Obligation to issue common shares for purchase of FinCapital	$20,000,000	$-
Reclassification of convertible notes payable to derivative liabilities	$245,000	$422,692
Settlement of notes payable for purchase of HUMBL assets to WSCG	$537,500	$-
Settlement of accounts payable for digital assets	$-	$2,688
Shares issued for vested RSUs	$-	$67
Shares of common stock issued for warrant exchanges	$5,900	$-
Vesting of contingent consideration	$565,815	$2,263,260
Series C Preferred Stock issued for debt and warrant exchanges	$-	$6,505,402
Conversion of derivative liability for common stock	$-	$315,425
Discount recorded on convertible debt	$-	$101,506
Changes in SAS 121 recognition of assets and liabilities	$-	$631,521

HUMBL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

DECEMBER 31, 2024 AND 2023

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

On February 23, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Avrio Worldwide, PBC (“Avrio”). Pursuant to the Purchase Agreement, the Company sold the assets associated with its HUMBL Financial product line, including all BLOCK ETXs and BLOCK Indexes (but not including any active trading algorithms or strategies) to Avrio. In exchange for selling such assets, HUMBL received: (1) 1,920,000 shares of Avrio’s Class A Common Stock that has one vote per share (representing a 10% stake in Avrio); and (2) 2.5% of the net revenues generated by Avrio from its sales of the acquired assets. The revenue share terminates upon the earlier of five years from the date of the Purchase Agreement or Avrio completing an initial public offering. The Company will also receive a seat on Avrio’s Board of Directors as part of the transaction, the initial designee being Brian Foote, the former CEO of the Company.

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

On December 2, 2024, following execution of the Stock Purchase Agreement, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with WSCG, Inc. (“WSCG”), and WSCG Humbl SPV, a series of SPV Management, LLC (“HoldCo”). Pursuant to Asset Purchase Agreement, the Company sold all of its assets to WSCG. In consideration for the purchase of the Company’s assets, WSCG agreed to: (a) pay the Company $3,025,000; (b) issue 2,455,556 shares of WSCG Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was previously paid in cash by WSCG to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of WSCG was cancelled. The remaining $2,000,000 of the cash purchase price was paid by WSCG on April 1, 2025.

The HoldCo Units represent approximately 27.5% of the outstanding equity in WSCG. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. The Company intends to keep a portion of the HoldCo Units to maintain exposure to WSCG’s performance and the Company assets purchased by WSCG. The Company will also offer to exchange some of the HoldCo Units to its debtholders and holders of Series C Preferred Stock as a way to eliminate debt and reduce potential future dilution to common stockholders. The transfer of the Company assets to WSCG took place on February 27, 2025.

On December 2, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ybyrá Capital S.A. (“Ybyrá”) and Brian Foote, the former CEO and current director. Pursuant to the Stock Purchase Agreement: (a) HUMBL purchased 99% of the outstanding equity interests of FinCapital Credito Pagamentos e Servicos LTDA, a Brazilian company (“FinCapital”), from Ybyrá; and (b) Brian Foote sold his 7,000,000 shares of Series A Preferred Stock and 100,000 shares of Series D Preferred Stock of the Company (the “Control Shares”) to Ybyrá. With the purchase of the Control Shares, Ybyrá is now the controlling stockholder of the Company. FinCapital a previously dormant entity and had at the time of the purchase one asset which consisted of 41,500 tons of magnesium silicate with a book value of $20,000,000. Magnesium silicate is a raw material used in industrial sectors such as fertilizer, construction, ceramics, and fireproofing.

FinCapital is now a 99% owned subsidiary of the Company. The Company agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. HUMBL will pay $4,000,000 of the purchase price through the issuance of 10,000,000,000 common share to Ybyrá ($0.0004 per share). The remaining $16,000,000 in common shares will be issued following a recapitalization event that provides sufficient authorized shares to make the issuance.

As a result of the WSCG purchase of the Company assets, the previous operations of the Company will be reflected as discontinued operations, and the assets that were sold are all reflected as assets under discontinued operations.

Former HUMBL Operations for the Years Ended December 31, 2024 and 2023

HUMBL was a Web 3, digital commerce platform built to connect consumers, businesses and governments in the digital economy. HUMBL provides simple tools and packaging for complex new technologies such as blockchain, in the same way that previous cycles of e-commerce and the cloud were more simply packaged by companies such as Facebook, Apple, Amazon and Netflix over the past several decades. The Company through their product offerings are looking to simplify and package the digital economy for consumers, corporations and government.

The goal of HUMBL was to provide ready built tools, and platforms for consumers and merchants to seamlessly participate in the digital economy. HUMBL is built on a patent-pending, decentralized technology stack that utilizes both core and partner technologies, to provide faster connections to the digital economy and each other.

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

As of December 31, 2024, we had $20,487 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we have just recently consolidated into HUMBL.com. The acquisitions increased our debt and our common shares issued as we spent very little cash in these acquisitions. The impact of COVID-19, supply chain issues, challenges in the cryptocurrency market and recent bank failures have had a minimal impact on the Company’s operations.

We had a working capital deficit of $23,693,753 and $4,690,800 as of December 31, 2024 and 2023, respectively. The majority of our current liabilities are in the form of long-term debt and notes payable, and accounts payable and accrued expenses. The decrease in working capital is the direct result of reductions of notes payable, accrued interest and accrued expenses as well as the change in the contingent consideration. The Company’s assets as of December 2, 2024 were sold and the Company commenced a new business with the purchase of the magnesium silicate. The Company anticipates entering into profitable businesses upon the sale of the magnesium silicate. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2023 and June 2023, we recognized a gain on disposal of $13,685,645 when we settled all claims with the former owners of Tickeri and Monster and sold them back their companies.

Net cash used in operating activities was $3,183,582 and $4,118,487 for the years ended December 31, 2024 and 2023, respectively. The $934,905 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2023 to 2024, such as the gain on the sale of HUMBL Financial assets, losses on the conversion of convertible notes and decreases in our stock-based compensation.

We had no activities from investing activities in the years ended December 31, 2023. In 2024, we received $500,000 in cash for the acquisition of the HUMBL operations to WSCG.

Cash provided by financing activities was $2,109,705 and $4,003,716 for the years ended December 31, 2024 and 2023, respectively. In 2024, the Company raised $1,354,000 from the proceeds from convertible notes, $395,500 from related party notes payable and $530,000 from notes payable as well as repayments of convertible notes payable of $345,795, $180,000 in related party notes payable and raised $356,000 from the sale of warrants. In 2023, we raised $1,365,050 from the sale of stock, $1,925,000 from proceeds of convertible notes payable and $1,075,365 from related party notes payable, and $50,000 from a contribution of capital by our CEO and $260,000 from notes payable. We also repaid $568,283 of notes payable.

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

Restatement of Previously Issued Financial Statements for the Year Ended December 31, 2023

In the course of preparing our consolidated financial statements for the year ended December 31, 2024, we identified an error in the year ended December 31, 2023, related to the exchange of warrants for shares of our common stock. As a result of this error, we had an increase in our net loss of $288,546 and an increase in our additional paid in capital. There was no effect on net equity or cash flows resulting from this restatement.

On December 8, 2023 we entered into an exchange transaction with two investors who were issued warrants with common stock on May 15, 2023. Two of these investors exchanged their warrants (50,000,000 in total) and received 342,000,000 shares of common stock. The loss on this exchange of $288,546 was not recorded in the previously filed consolidated financial statements for the year ended December 31, 2023. As noted above, the error that resulted increased our net loss by $288,546 and had no impact on our net equity or our net cash flows. The error increased our accumulated deficit from $103,241,196 to $103,529,742, and additional paid in capital from $99,124,893 to $99,413,439. There were no other amounts restated.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies only relate to the Company’s operations post-December 2, 2024 transactions as noted above in Note 1. For a summary of the prior policies, see the Form 10-K for the year ended December 31, 2023 filed March 28, 2024.

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

Reclassification

The Company has reclassified certain amounts in the 2023 financial statements to comply with the 2024 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the year ended December 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for permanent and temporary differences related to income taxes, liabilities to accrue, estimates of the fair value of investments and determination of the fair value of stock awards. Actual results could differ from those estimates.

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of December 31, 2024 and 2023, respectively. The Company has at times maintained cash balances in excess of the FDIC insured limit at a single bank.

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

The Company’s minerals are considered long-lived assets and accounted for under these standards.

Revenue Recognition

Prior to December 2, 2024, the Company accounted for revenues based on the verticals in which they were earned: HUMBL Mobile Wallet, HUMBL Marketplace, HUMBL Blockchain Services, HUMBL Search Engine, HUMBL Tickets, as well as all merchandise sales and service revenues. As a result of the sale of the HUMBL assets, all revenues were reclassified to discontinued operations. For a summary of the prior revenue recognition policy, see the Form 10-K for the year ended December 31, 2023 filed March 28, 2024.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. As of December 31, 2024, the Company has approximately 12.5 billion shares of common stock equivalents.

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

The Company accounts for their derivative liabilities under Level 3.

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

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”). ASU 2023-07 improves segment reporting disclosures for public companies. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. ASU 2023-07 was effective for public companies in fiscal years beginning after December 15, 2023. The Company has effective December 2, 2024, entered into an agreement to sell their operating business to WSCG, and as a result has reflected those operating revenues and expenses within discontinued operations for the years ended December 31, 2024 and 2023, and has not yet begun generating revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief financial officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in Brazil. The Company analyzed ASU 2023-07 and determined that the required information is presented within the consolidated financial statements and footnote disclosures herein. The Company does not believe that ASU 2023-07 will have a material impact on the consolidated financial statements.

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

The Company reclassified the following operations to discontinued operations for the year ended December 31, 2023.

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

MONSTER

Effective June 30, 2023, the Company and Phantom Power, LLC (the entity that sold Monster to the Company two years earlier) entered into a Securities Purchase Agreement whereby the Company sold back the membership interest they held along with 115,000,000 five-year warrants priced at $0.05 in exchange for the cancellation of the remaining portion of the original $975,000 non-convertible note of which $300,000 remained outstanding, and the cancellation of $1,000,000 of the remaining $3,308,830 in convertible notes that remained outstanding. As part of the sale of the membership interest, Monster took back all assets and liabilities with respect to their company, and the intercompany advances between the Company and Monster were forgiven. The operations of Monster for the year ended December 31, 2023 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the year ended December 31, 2023.

Revenue	$498,945
Operating expenses	561,668
Other non-operating expenses	5,349
Net loss from discontinued operations	$(68,072)

The Company reflected the following gain on disposal for the year ended December 31, 2023 related to the sale of Monster:

Forgiveness of related party notes	$1,072,361
Forgiveness of accrued expenses	656,619
Cash	(18,541)
Accounts receivable	(414,412)
Prepaid expenses and other current assets	(40,835)
Fixed assets	(3,093)
Accounts payable and accrued expenses	541,680
Due to seller	314,619

Net gain on disposal	$2,108,398

IXAYA

Effective April 1, 2024, the Company and Ixaya agreed to terminate the Ixaya SPA and continue working together on certain projects in a contractor role. In this agreement, Ixaya will keep the shares previously issued to them when they were acquired and the Company would deconsolidate Ixaya as of April 1, 2024. The operations of Ixaya for the years ended December 31, 2024 and 2023 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the year ended December 31, 2024.

Revenue	$236,038
Operating expenses	686,356
Other non-operating expenses	131
Net loss from discontinued operations	$(450,449)

The Company reclassified the following operations to discontinued operations for the year ended December 31, 2023.

Revenue	$582,351
Operating expenses	832,402
Other non-operating expenses	451
Net loss from discontinued operations	$(250,502)

The Company reflected the following loss on disposal for the year ended December 31, 2024 related to the deconsolidation of Ixaya:

Cash	$(5,101)
Accumulated comprehensive income	(146,935)
Bank loan	6,434
Accounts payable and accrued expenses	84,801
Due to officer	34,525

Net loss on disposal	$(26,276)

HUMBL.com

Effective December 2, 2024, the Company entered into an Asset Purchase Agreement with WSCG to sell their assets to WSCG as discussed in Note 1. The operations of HUMBL.com, which includes the operations of the HUMBL Chile division for the years ended December 31, 2024 and 2023 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the year ended December 31, 2024.

Revenue	$467,438
Operating expenses	3,012,696

Net loss from discontinued operations	$(2,545,258)

The Company reclassified the following operations to discontinued operations for the year ended December 31, 2023.

Revenue	$423,505
Operating expenses	3,497,390
Other non-operating income	(24)
Net loss from discontinued operations	$(3,073,861)

The following represents the assets and liabilities of discontinued operations as of December 31, 2024 and 2023, respectively:

Current assets as of December 31, 2024 and 2023 – Discontinued Operations:

	December 31, 2024	December 31, 2023
Safeguarding of digital assets	$614	$34,217
Cash	-	5,226
Accounts receivable	-	36,048
Inventory	171,049	289,940
Prepaid expenses	243	106,082
Investment - Avrio	2,800,000	-
	$2,971,906	$471,513

Non-current assets as of December 31, 2024 and 2023 – Discontinued Operations:

	December 31, 2024	December 31, 2023
Fixed assets, net	$5,466	$12,526
Intangible assets, net	225,044	655,046
	$230,510	$667,572

Current liabilities as of December 31, 2024 and 2023 – Discontinued Operations:

	December 31, 2024	December 31, 2023
Safeguarding of digital assets	$614	$34,217
Accounts payable and accrued expenses	-	67,142
Current portion – note payable - bank	-	5,022
Current portion – notes payable – related parties	-	33,685
	$614	$140,066

Non-current liabilities as of December 31, 2024 and 2023 – Discontinued Operations:

	December 31, 2024	December 31, 2023

Note payable – bank, net of current portion	$-	$2,511
	$-	$2,511

NOTE 4: INVESTMENTS

FINCAPITAL

On December 2, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ybyrá Capital S.A. (“Ybyrá”) and Brian Foote, the former CEO and current director. Pursuant to the Stock Purchase Agreement: (a) HUMBL purchased 99% of the outstanding equity interests of FinCapital Credito Pagamentos e Servicos LTDA, a Brazilian company (“FinCapital”), from Ybyrá; and (b) Brian Foote sold his 7,000,000 shares of Series A Preferred Stock and 100,000 shares of Series D Preferred Stock of the Company (the “Control Shares”) to Ybyrá. With the purchase of the Control Shares, Ybyrá is now the controlling stockholder of the Company. FinCapital a previously dormant entity and had at the time of the purchase one asset which consisted of 41,500 tons of magnesium silicate valued at $20,000,000.

The Company’s magnesium silicate is a raw material used in the creation of fertilizer. The Company agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. HUMBL will pay $4,000,000 of the purchase price through the issuance of 10,000,000,000 common share to Ybyrá ($0.0004 per share). The remaining $16,000,000 in common shares will be issued following a recapitalization event that provides sufficient authorized shares to make the issuance. None of these have been paid as of December 31, 2024 or May 9, 2025.

AVRIO

The Company on February 23, 2024 entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Avrio Worldwide, PBC (“Avrio”). Pursuant to the Purchase Agreement, the Company sold the assets associated with its HUMBL Financial product line, including all BLOCK ETXs and BLOCK Indexes (but not including any active trading algorithms or strategies) to Avrio. In exchange for selling such assets, HUMBL received: (1) 1,920,000 shares of Avrio’s Class A Common Stock that has one vote per share (representing a 10% stake in Avrio); and (2) 2.5% of the net revenues generated by Avrio from its sales of the acquired assets. The revenue share terminates upon the earlier of five years from the date of the Purchase Agreement or Avrio completing an initial public offering. The Company will also receive a seat on Avrio’s Board of Directors as part of the transaction, the initial designee being Brian Foote, the former CEO of the Company. The Company evaluated the consideration received from Avrio in the determination of the value of the investment. It was determined that Avrio had similar transactions where they raised capital at a $28 million valuation. The 10% equity that the Company received was thus valued at $2.8 million. The Company recorded the investment in accordance with ASC 321 at its fair value of $2.8 million as a gain on the sale of the HUMBL Financial assets which had a $0 book value as all costs related to HUMBL Financial were expensed as development costs. This investment is included in the assets from discontinued operations as of December 31, 2024.

NOTE 5: BUSINESS COMBINATIONS

For all acquisitions prior to January 1, 2023, refer to Note 3 above.

NOTE 6: REVENUE

For all revenue prior to December 2, 2024, refer to Note 3 above. All revenue is included in our discontinued operations as a result of the Asset Purchase Agreement with WSCG.

NOTE 7: INVENTORY

For all inventory prior to December 2, 2024, refer to Note 3 above. All inventory is included in our assets from discontinued operations as a result of the Asset Purchase Agreement with WSCG.

NOTE 8: FIXED ASSETS

For all fixed assets prior to December 2, 2024, refer to Note 3 above. All inventory is included in our assets from discontinued operations as a result of the Asset Purchase Agreement with WSCG.

NOTE 9: INTANGIBLE ASSETS

For all intangible assets prior to December 2, 2024, refer to Note 3 above. All inventory is included in our assets from discontinued operations as a result of the Asset Purchase Agreement with WSCG.

NOTE 10: MINERALS

FinCapital owns 41,500 tons of magnesium silicate, is a raw material used in the creation of fertilizer.

The Company’s minerals which are located in Minas Gerais in Brazil is magnesium silicate which is a residue with a variable amount of silicon, formed from the melting of metals and is called slag in the steel industry. Several research studies have shown that the addition of this element in the form of fertilizer has shown considerable increases in productivity in various crops.

The Company received a valuation report which reflected market information that was analyzed along with the collection of macroeconomic, market and financial data, which were all used to determine the unit value. The model used in the valuation of Magnesium Silicate Stock was calculated using the comparative market method. This methodology defines the value by comparing it with similar market data in terms of the intrinsic characteristics of the assets. In this evaluation, similar assets were obtained from suppliers in order to detect the unit value per ton responsible for forming the fair market value of the asset.

The Company’s plan is to market this asset to entities for use in the agriculture market and potentially sell the magnesium silicate in tis current form. If unable to negotiate an adequate transaction, the Company will look to alternative ways to monetize the asset.

NOTE 11: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan was due in monthly payments of $7,110 MXN (approximately $350 US$) inclusive of interest and matures in July 2025. Due to the deconsolidation upon separation effective April 1, 2024, the note is part of the liabilities from discontinued operations as of December 31, 2023 as discussed in Note 3 above.

NOTE 12: NOTES PAYABLE

Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of notes that existed as of December 31, 2023 and 2022. All notes payable had either been repaid or converted prior to December 31, 2023.

The Company entered into a note payable with an individual on June 13, 2024 that matured December 13, 2024 in the amount of $37,500. There was a one-time interest charge included in the note in the amount of $3,750. There was an original interest discount of $3,750 recorded and amortization of discount for the year ended December 31, 2024 was $3,750. The note was converted as of December 31, 2024.

The Company entered into a note payable with an individual on September 4, 2024 that matures March 4, 2025 in the amount of $287,500. There was a one-time interest charge included in the note in the amount of $12,500. There was an original interest discount of $25,000 recorded. This note was reclassified to advances on purchase of assets by WSCG as of December 2, 2024.

The Company entered into a note payable with an individual on October 16, 2024 that matures October 16, 2025 in the amount of $250,000. This note was reclassified to advances on purchase of assets by WSCG as of December 2, 2024.

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

The Company amended this agreement on December 17, 2024, and adjusted the schedule of payments due to BRU. In accordance with the revised payment schedule, the Company paid BRU:

(a)	$750,000 on April 1, 2025;
(b)	First share tranche 850 million shares December 17, 2024; and
(c)	Second tranche of 1.15 billion shares January 8, 2025.

As of December 31, 2024, the Company has $750,000 outstanding, and this amount was paid on April 1, 2025.

NOTE 13: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of December 31, 2024 and December 31, 2023. The chart below does not include notes payable that were repaid or converted during 2023, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	December 31, 2024	December 31, 2023

Note payable, non-interest bearing, with a company controlled by a senior member of management dated August 1, 2023 for a period of eighteen months; $100,000 due within 45 days of the note; $200,000 due in one-year and the remaining $100,000 due at maturity. The initial payment was not made within 45 days however the company did provide the Company additional time to make the payment without being in default. The balance of the note was paid and converted in 2024.	$-	$300,000

Note payable with a trust related to an officer and director of the Company dated May 13, 2024 for a period of one year maturing May 13, 2025 at 6% interest.	20,000	-

Note payable with a trust related to an officer and director of the Company dated June 27, 2024 for a period of one year maturing June 27, 2025 at 6% interest.	12,500	-

Note payable, non-interest bearing, with an employee dated June 12, 2024 maturing September 12, 2024, this was paid in December 2024 by a third party and forgiven by that company upon repayment of the note.	-	-

Note payable with a partnership controlled by the family of one of the Company’s directors dated August 7, 2024 at 6% interest maturing February 7, 2025	353,000	-

Total	385,500	300,000
Less: Current portion	(385,500)	(200,000)
Less: Discount	-	-
Long-term debt	$-	$100,000

Maturities of notes payable – related parties as of December 31 is as follows:

2025	$385,500

$385,500

Interest expense for the years ended December 31, 2024 and 2023 was $1,636 and $326,068, respectively. There is $1,636 of accrued interest at December 31, 2024.

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

The Company received $50,000 in advances in the form of short-term loans during April 2024 that were repaid within the same time period. During May and June 2024, the Company entered into a few notes payable with related parties as described above totaling $45,000.

On August 7, 2024, the Company issued a Secured Promissory Note in the original principal amount of $253,000, which new tranches bringing the total to $353,000 were made through September 30, 2024. The note bears interest at 6% per annum, contains no original issue discount, is due six months from the issuance date, and is secured by all of Company’s intellectual property assets.

A third party repaid a note in the amount of $12,500 and forgave the note.

NOTE 14: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible notes payable as follows as of December 31, 2024 and December 31, 2023. The chart below does not include convertible notes payable that were repaid or converted during 2023. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	December 31, 2024	December 31, 2023

Convertible note entered into May 17, 2021 at 8% interest, maturing March 17, 2023 convertible into common shares at $1.00 per share. The note was fully converted in 2024	$-	$80,000

Convertible notes entered into July 26, 2023 due July 26, 2024 into common shares equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. $340,000 of these notes were converted in 2024.	35,000	375,000

Convertible note payable entered into April 10, 2023, with a maturity date of April 10, 2024, no interest charged unless in default. Paid in full February 2024.	-	20,230

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting. $359,743 was converted during 2024.	225,257	585,000

Convertible note entered into August 24, 2023 at 9% interest, maturing August 24, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement. Fully converted in February 2024.	-	60,000

Convertible note entered into September 7, 2023, maturing September 7, 2024 convertible into common shares at 70% of the Market Price as defined in the convertible note agreement. Fully converted in 2024.	-	55,000

Convertible note payable entered into November 6, 2023, with a maturity date of August 15, 2024, one time interest charge assessed upon issuance. Fully paid in May 2024.	-	155,870

Convertible note payable entered into November 15, 2023, with a maturity date of November 15, 2024, one time interest charge assessed upon issuance. Amount fully converted in May and June 2024.	-	205,978

Convertible note payable entered into November 20, 2023, with a maturity date of November 20, 2024, one time interest charge assessed upon issuance. Fully paid in June 2024.	-	62,150

Convertible note payable entered into December 14, 2023, with a maturity date of December 14, 2024 one time interest charge assessed upon issuance. Fully converted in 2024.	-	242,000

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance.	242,000	242,000

Convertible note payable at 9% interest entered into January 4, 2024, with a maturity date of October 30, 2024; this note was converted in the three months ended September 30, 2024	-	-

Convertible note payable entered into February 12, 2024, with a maturity date of February 12, 2025, one time interest charge assessed upon issuance. Fully converted in 2024.	-	-

Convertible note payable entered into February 14, 2024, with a maturity date of November 15, 2024, one time interest charge assessed upon issuance; $50,600 was paid during the three months ended September 30, 2024, and balance fully converted in December 2024.	-	-

Convertible note payable entered into February 22, 2024, with a maturity date of February 22, 2025, one time interest charge assessed upon issuance. Fully converted in 2024.	-	-

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance	133,100	-

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance	133,100	-

Convertible note payable entered into April 2, 2024, with a maturity date of April 2, 2025, one time interest charge assessed upon issuance	133,100	-

Convertible note payable entered into April 17, 2024, with a maturity date of April 17, 2025, one time interest charge assessed upon issuance. Fully converted in 2024.	-	-

Convertible note payable entered into April 23, 2024, with a maturity date of October 22, 2025, at 10% interest per annum (amount has been reclassified to derivative liabilities)	-	-

Convertible note payable entered into April 15, 2024, with a maturity date of October 15, 2025, at 10% interest per annum (amount has been reclassified to derivative liabilities)	-	-

Convertible note payable entered into May 22, 2024, with a maturity date of November 22, 2025, at 10% interest per annum	123,000	-

Convertible note payable entered into December 5, 2024, with a maturity date of September 15, 2025, at 12% interest per annum	93,150	-

Convertible note payable entered into June 4, 2024, with a maturity date of March 15, 2025, one time interest charge assessed upon issuance; $44,608 was paid during the three months ended September 30, 2024 and the balance was converted in December 2024	-	-

	1,117,707	2,083,228
Less: Current portion	(1,080,673)	(1,873,885)
Less: Discounts	(37,034)	(209,343)
Long-term debt	$-	$-

On May 17, 2021, the Company issued a convertible promissory note to an investor for $1,020,000 with an original issue discount of $20,000, for a term of twenty-two months maturing March 17, 2023. The Company recognized a $20,000 original issue discount at inception of this convertible note. This note was purchased by third parties who in turn converted the entire note, with the last portion of the note converted in November 2024.

On February 23, 2023, the Company entered into a convertible promissory note in the amount up to $1,100,000. On February 23, 2023, the Company received the first tranche of this note in the amount of $110,000, including $10,000 in original issue discount for net proceeds of $100,000. On April 4, 2023, the Company received the second tranche of this note of $55,000, with a $5,000 original issue discount. On September 7, 2023, the Company received a third tranche of $55,000, with a $5,000 original issue discount. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days. In addition, the Company was required to reserve with the transfer agent, the number of common shares equal to three times the number of common shares needed to convert any of the outstanding amounts received. This note was reclassified to Derivative Liabilities, see Note 16, as the conversion option qualified as a derivative instrument under ASC 815. As of December 31, 2024, all three notes have been fully converted and $90,000 was converted in the third note in October 2024.

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

On July 26, 2023, the Company entered into Securities Purchase Agreements with three different investors (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company issued three convertible promissory notes in the original principal amount of $125,000 and three warrants to purchase 187,500,000 shares of its common stock for a total purchase price of $375,000. The notes are due in 12 months from the issuance date, bear interest at the rate of 10% per annum and have a fixed conversion price equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. The warrants are exercisable for a period of five years, have a cashless exercise provision and an exercise price of $0.002 per share. Two of the three notes were fully converted in May and December 2024, and $90,000 of the third note was converted in 2024.

On August 24, 2023, the Company issued a 9% convertible promissory note in the amount of $60,000, for a term of twelve months due August 24, 2024. The note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. This note was fully converted in February 2024.

On November 6, 2023, the Company issued a Promissory Note in the amount of $178,250, due August 15, 2024, and an original issue discount of $23,250. The Company received net proceeds of $155,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. All amounts have been fully paid as of December 31, 2024.

On November 15, 2023, the Company issued a Promissory Note in the amount of $187,253, due November 15, 2024. A one-time interest charge of $18,725 was added to the note, and an original issue discount of $17,023 was reflected that provided net proceeds of $170,230 to a vendor of the Company to pay outstanding invoices owed to them. This note has been fully converted as of December 31, 2024.

On November 20, 2023, the Company issued a Promissory Note in the amount of $62,150, due November 20, 2024, and an original issue discount of $7,150. The Company received net proceeds of $55,000. Following an event of default, the note is convertible into shares of common stock at 70% of the lowest trading price for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date. All amounts have been fully paid as of December 31, 2024.

On December 14, 2023, the Company issued a Promissory Note in the amount of $220,000, due December 14, 2024. A one-time interest charge of $22,000 was added to the note, and an original issue discount of $20,000 was reflected that provided net proceeds of $200,000 to the Company. This note was converted in October and December 2024.

On December 19, 2023, the Company issued a Promissory Note in the amount of $220,000, due December 19, 2024. A one-time interest charge of $22,000 was added to the note, and an original issue discount of $20,000 was reflected that provided net proceeds of $200,000 to the Company.

On January 4, 2024, the Company issued a Convertible Promissory Note in the amount of $55,000, due October 30, 2024. The note accrues interest at 9%. The note is convertible at a 35% discount to the lowest trade price of the common stock in the previous 10 trading days. This note was converted in October 2024.

On February 12, 2024, the Company issued a Promissory Note in the amount of $55,000, due February 12, 2025. A one-time interest charge of $5,500 was added to the note, and an original issue discount of $5,000 was reflected that provided net proceeds of $50,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 25,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001. The note was converted in October 2024.

On February 14, 2024, the Company issued a Promissory Note in the amount of $66,000, due November 15, 2024. A one-time interest charge of $9,900 was added to the note, and an original issue discount of $11,000 was reflected that provided net proceeds of $55,000 to the Company. The note was converted in December 2024.

On February 22, 2024, the Company issued a Promissory Note in the amount of $220,000, due February 22, 2025. A one-time interest charge of $22,000 was added to the note, and an original issue discount of $20,000 was reflected that provided net proceeds of $200,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 100,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001. Since the note was in default, a $242,000 fee was added to the principal amount. This note was fully converted in 2024.

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

On April 15, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $122,000, due October 15, 2024 and 30 shares of Series C Preferred Stock. An original issue discount of $11,000 on the note was included in the initial principal balance and interest accruing at the rate of 10% per annum. The Company received $111,000 in net proceeds in connection with this transaction. This convertible note was reclassified to derivative liabilities in October 2024).

On April 16, 2024, the Company issued a Promissory Note in the amount of $110,000, due April 16, 2025. A one-time interest charge of $11,000 was added to the note, and an original issue discount of $10,000 that was included in the initial principal balance. The Company received net proceeds of $100,000 in connection with the transaction. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 50,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001.

On April 22, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $123,000, due October 22, 2025 and 40 shares of Series C Preferred Stock. An original issue discount of $11,000 on the note was included in the initial principal balance. The Company received $112,000 in net proceeds in connection with this transaction. This convertible note was reclassified to derivative liabilities in October 2024).

On May 22, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $123,000, due November 22, 2025. An original issue discount of $10,000 on the note was included in the initial principal balance. The Company received $113,000 in net proceeds in connection with this transaction.

On June 4, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $136,188, due March 15, 2025. An original issue discount of $19,400 on the note was included in the initial principal balance. The Company received $116,788 in net proceeds in connection with this transaction. This note was fully paid and converted in 2024.

On December 5, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $93,150, due September 15, 2025. An original issue discount of $12,150 on the note was included in the initial principal balance. The Company received $81,000 in net proceeds in connection with this transaction.

All of the convertible promissory notes as of December 31, 2024 are due in the next fiscal year, and therefore are current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the years ended December 31, 2024 and 2023 was $98,761 and $223,678, respectively. Amortization of debt discount, and original issue discount was $292,874 and $375,371 for the years ended December 31, 2024 and 2023, respectively. Accrued interest at December 31, 2024 and 2023 was $188,629 and $377,316, respectively.

The Company recognized a loss on conversion of notes of $4,596,585 and $2,896,068 for the years ended December 31, 2024 and 2023, respectively.

NOTE 15: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of December 31, 2024 and December 31, 2023. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2023. Refer to the Form 10-K for the year ended December 31, 2023 filed March 28, 2024 for a full description of those notes:

	December 31, 2024	December 31, 2023
Monster Creative purchase – June 30, 2021	$421,830	$1,381,830
Less: Current portion	(421,830)	(1,381,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of December 31, 2024 and 2023.

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

Interest expense for the years ended December 31, 2024 and 2023 was $29,911 and $162,085, respectively.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on December 31, 2024 and at inception:

	Year Ended December 31, 2024	Inception
Expected term	0.25 - 1.00 years	0.75 – 1.00 years
Expected volatility	145% - 404%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	3.98 - 4.16%	4.85%
Market price	$0.0002 – $0.001	$0.0078 - $0.013

The Company’s derivative liabilities as of December 31, 2024 and December 31, 2023 associated with the offerings are as follows.

	December 31, 2024	December 31, 2023
Fair value of conversion option on September 7, 2023 note (see Note 14)	$-	$63,316
Fair value of conversion option on April 15, 2024 note (see Note 14)	170,185	-
Fair value of conversion option on April 22, 2024 note (see Note 14)	168,801	-
	$338,986	$63,316

Activity related to the derivative liabilities for the period ended December 31, 2024 is as follows:

Beginning balance as of December 31, 2023	$63,316
Bifurcation of conversion option on convertible notes payable	245,000
Derivative expense	79,025
Reduction of loss on conversion of note payable due to final conversion of that note	(33,082)
Change in fair value of derivative liabilities	(15,273)
Ending balance as of December 31, 2024	$338,986

NOTE 17: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2024 and 2023, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, 20,000 shares of Series C Preferred Stock, and 250,000 shares of Series D Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

During the years ended December 31, 2024 and 2023, there were 30,784 and 36,284 shares of Series B Preferred Stock converted into 307,840,000 and 362,840,000 shares of common stock, respectively.

As of December 31, 2024, the Company has 349,091 shares of Series B Preferred Stock issued and outstanding.

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

During the three months ended June 30, 2024, the Company issued 70 shares of Series C Preferred Stock in connection with financing activities.

As of December 31, 2024, there are 12,350 shares of Series C Preferred Stock issued and outstanding.

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

Common Stock

The Company has 50,000,000,000 shares of common stock, par value $0.00001, authorized. The Company has 32,748,842,520 and 11,263,429,223 shares issued and outstanding as of December 31, 2024 and 2023, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000 shares. On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024.

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

In the three months ended December 31, 2024, the Company: (a) issued 70,000,000 shares for services rendered valued at $14,000; (b) 10,825,853,467 shares for conversion of notes payable and accrued interest valued at $5,458,193 that includes a loss on conversion of these shares in the amount of $3,398,459; (c) issued 178,370,000 shares of common stock in conversion of 17,837 Series B Preferred shares; and (d) 2,756,901,195 shares in a settlement with a former consultant valued at $636,380.

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

The following represents a summary of the warrants:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,101,509,804	$0.03257	347,234,804	$0.26265
Granted	895,000,000	0.00075	1,046,000,000	0.00745
Exercised	(-)	-	(50,000,000)	-
Forfeited/Exchanged	(263,000,000)	-	(220,000,000)	-
Expired	(-)	-	(21,725,000)	-
Ending balance	1,733,509,804	$0.0206	1,101,509,804	$0.03257
Intrinsic value of warrants	$102,250		$-
Weighted Average Remaining Contractual Life (Years)	3.19		3.99

As of December 31, 2024 and 2023, 1,733,509,804 and 1,101,509,804 warrants are vested.

For the years ended December 31, 2024 and 2023, the Company incurred stock-based compensation expense of $3,826,479 and $3,828,624, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of December 31, 2024, there remains unrecognized stock-based compensation expense related to these warrants of $5,315,617 comprising of service-based grants through June 30, 2026.

Options

As of December 31, 2024, 5,000,000 of the May 26, 2022 options as well as 630,000 options issued in 2021 have been forfeited. As of December 31, 2024, 3,660,000 options are exercisable.

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,660,000	$0.0983	4,005,000	$0.1501
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(345,000)	-
Expired	-	-	-	-
Ending balance	3,660,000	$0.0983	3,660,000	$0.0983
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	7.41		8.41

For the years ended December 31, 2024 and 2023, the Company incurred stock-based compensation expense of $26,442 and $142,593, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the Black-Scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,350,000	$0.1689	16,750,000	$0.1689
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	(3,350,000)	-	(13,400,000)	-
Ending balance	-	$-	3,350,000	$0.1689

On December 30, 2022, the Company and BizSecure negotiated a settlement of all claims resulting from the Company’s inability to timely register the 13,200,000 shares of common stock issued February 12, 2022 and 10,050,000 RSUs that vested during 2022. As a result, the 13,200,000 shares of common stock and the 10,050,000 RSUs were rescinded effective December 30, 2022. The remaining 16,750,000 RSUs will continue to vest in accordance with the original terms and the Company will continue the process to get those RSUs registered for resale and re-negotiate the terms of the common shares to be issued to BizSecure. For the year ended December 31, 2023, 13,400,000 RSUs vested. In 2023 6,700,000 of these shares were issued for the vested RSUs. For the year ended December 31, 2024 3,350,000 RSUs vested, and no shares were issued for vested RSUs.

For the year ended December 31, 2024 and 2023, the Company amortized $565,815 and $2,263,260, of the contingent consideration to additional paid in capital, respectively for the RSUs.

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

In 2023 we issued 182,827,324 shares to a related party in conversions of notes. During the year ended December 31, 2024 we issued shares to a Trust of our former CEO in conversion of their Series B preferred shares.

NOTE 19: LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware. On October 30, 2023, we filed a Motion to Dismiss the lawsuit with the District Court of Delaware which the parties have fully briefed. On March 27, 2025, the court granted our motion and dismissed the case without prejudice. On April 10, 2025, the plaintiffs filed an amended complaint. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

On July 14, 2022, we were named as a defendant in a shareholder derivative class action lawsuit filed in the Delaware Chancery Court styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620). This case alleges the same claims as the Pasquinelli litigation described above and also seeks unspecified monetary damages. There are no other updates to this case.

Pacific Lion failed to purchase over $1,000,000 in Series C Preferred Stock that it agreed to purchase under its Stock Purchase Agreement (the “SPA”) with HUMBL and defaulted under the SPA. On March 13, 2024, HUMBL filed a lawsuit in the U.S. District Court in San Diego, California against Pacific Lion to enforce its rights under the SPA. On March 27, 2024, Pacific Lion filed a Motion to Transfer Venue requesting that the litigation be moved from San Diego to Orange County, California. On May 6, 2024, the court granted Pacific Lion’s motion and the case was transferred from the U.S. District Court in San Diego to the U.S. District Court in Orange County.

On March 11, 2024, Pacific Lion filed a lawsuit against the Company in Pinellas County, Florida alleging breaches of the contracts entered into in connection with certain loans made by Pacific Lion to the Company and certain related claims. On March 13, 2024, Pacific Lion also filed a lawsuit against the Company in Orange County, California alleging breach of the SPA and the other contracts entered in connection with Pacific Lion’s purchase of Series C Preferred Stock from the Company and certain related claims. On July 20, 2024, Pacific Lion entered into a settlement agreement pursuant to which the Company dismissed its lawsuit against Pacific Lion and Pacific Lion released its two lawsuits against the Company.

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

NOTE 20: COMMITMENTS

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

The Company amended this agreement on December 17, 2024, and adjusted the schedule of payments due to BRU. In accordance with the revised payment schedule, the Company paid BRU:

(a)	$750,000 on April 1, 2025;
(b)	First share tranche 850 million shares December 17, 2024; and
(c)	Second tranche of 1.15 billion shares January 8, 2025.

NOTE 21: INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2024 and 2023:

	2024	2023
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	9.00%	9.00%
Permanent differences	0.00%	0.00%
Stock compensation	26.85%	82.60%
Debt discounts	2.30%	8.56%
Change in valuation allowance	(59.15)%	(121.16)%
Totals	0.00%	0.00%

The following is a summary of the net deferred tax asset as of December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Deferred tax assets (liabilities):
Net operating losses	$8,955,320	$6,786,867
Stock compensation	7,943,348	6,779,371
Debt discounts	338,042	235,750
Other expense	-	-
Total deferred tax assets	17,236,710	13,801,988
Less: Valuation allowance	(17,236,710)	(13,801,988)
Net deferred tax assets (liabilities)	$-	$-

Section 382 of the Internal Revenue Code provides an annual limitation on the amount of federal NOLs and tax credits that may be used in the event of an ownership change. The Company had a net operating loss carryforward totaling approximately $46,168,964 at December 31, 2024. All NOLs are subject to the Section 382 limitation due to the change in control of the Company.

The Company classifies accrued interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. The Company did not accrue any penalties or interest as of December 31, 2024 and 2023.

The provision (benefit) for income taxes for continuing operations for the year ended December 31, 2024 and 2023 is as follows and represents minimum state taxes:

Current	$-	$-
Deferred	-	-
Total	$-	$-

NOTE 22: SUBSEQUENT EVENTS

The Company issued 2,892,456,666 in conversion of convertible notes payable and accrued interest of $540,505. 1,150,000,000 shares of common stock in a settlement with BRU valued at $1,035,000, and 3,000,000,000 shares of common stock in conversion of Series C preferred stock for the period January 1, 2025 through May 9, 2025.

On February 28, 2025, the Company entered into a share exchange agreement (“Equity Swap Agreement”) and strategic partnership with Nuburu, Inc. (“Nuburu”). Under the terms of the Equity Swap Agreement, the Company will issue $2 million in Series C Preferred Stock to Nuburu and Nuburu will issue an equal amount of common stock to the Company.

The companies have also entered into a Master Distribution Agreement, appointing the Company as the exclusive distributor in Brazil for both Nuburu’s existing business and its recently announced defense and security portfolio companies. On April 7, 2025, the parties mutually agreed to terminate all obligations under the Equity Swap Agreement and the Master Distribution Agreement.

On March 14, 2025, the Company issued a $550,000 Convertible Promissory Note (the “Note”) to Quail Hollow Capital, LLC. The purchase price for the Note was $500,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at the lower of: (a) $0.0006; and (b) 70% of the lowest closing trade price of the Common Stock in the ten (10) trading days immediately preceding the applicable conversion date.

On April 3, 2025, HUMBL entered into a Joint Venture Agreement with Multicortex, LLC. Multicortex is a company focusing on artificial intelligence and high-performance computing. Pursuant to the agreement, HUMBL acquired a 51% interest in Multicortex. In exchange, HUMBL will contribute 15% of any funds it raises in any Regulation A+ offering (up to $3,000,000) to fund development of Multicortex’s suite of products.

On April 1, 2025, the $750,000 outstanding to BRU was paid.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors as of December 31, 2024.

Name	Age	Position
Brian Foote	46	Director
Jeffrey Hinshaw	38	Chief Operating Officer; Chief Financial Officer; Director
Thiago Moura	46	Chief Executive Officer; President; Chairman

Brian Foote has served on our Board of Directors since November 24, 2020. Immediately prior to co-founding our predecessor entity HUMBL LLC in May 2019 (“HUMBL LLC”), Mr. Foote worked as a Strategic Consultant across a variety of projects at Epson from January 2011 to May 2019 including omnichannel marketing, sales and product launch strategies. From March 2005 to February 2011, Mr. Foote worked as a Senior VP of Sales and Marketing at The Wilkinson Group, a consulting group specializing in events and sponsorships. We believe that the broad business experience of Mr. Foote, including his experience with the daily operations of companies as well as with the challenges of growing companies, makes him qualified to be a member of our Board of Directors.

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

Thiago Moura has served as the Chairman of Board of Directors since December 19, 2024 and our President and Chief Executive Officer since December 24, 2024. Mr. Moura currently serves as the Controller, CEO, and Chairman of the Board of Directors at Ybyrá Capital S.A (“Ybyrá”), a position that he has held since April 2021. Ybyrá is a Brazilian publicly traded investment holding company with more than 26 years of experience and over $1 billion dollars in assets under management that operates in the following sectors: commodities trading, energy, agricultural market, mining, offshore logistics, port terminal, real estate, financial industry and RD&I. From June 2010 to January 2020, Mr. Moura was CEO at HugPay, a company that he founded and that was a pioneering fintech company focused on payment solutions, demonstrating his ability to innovate in the rapidly evolving financial technology sector. From January 2007 to January 2010, Mr. Moura assumed the role of CEO at TMS Serviços Empresas (“TMS”), where he specialized in mergers and acquisitions and was able to meet the challenge of navigating São Paulo’s large and fragmented condominium management market for the clients of TMS. Mr. Moura holds a degree in Business Administration from the University of São Paulo. We believe that Mr. Moura’s public company and entrepreneurial experience makes him qualified to be a member of our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of December 31, 2024 and 2023. Our three “named executive officers” for 2024 were Brian Foote, Jeff Hinshaw and Thiago Moura. The compensation of our other current executive officers is based on individual terms approved by our board of directors.

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

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2024, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the Web 3 industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

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

Summary Compensation Table

Our summary compensation to our named executives for the years ended December 31, 2024 and 2023 are as follows.

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Brian Foote,	2024	$1	-	-	-	-	-	-		$1
Former Chairman, President and Chief Executive Officer	2023	$1	-	-	-	-	-	-		$1

Jeffrey Hinshaw	2024	$120,000	-	-	-	-	-	-		$120,000
Chief Operating Officer, Chief Financial Officer	2023	$120,000	-	-	-	-	-			$120,000

Peter Schulte, Director(1)	2024	-							$
	2023	-							$
			-	-	-	-	-
Thiago Moura	2024	$-							$
Chief Executive Officer, President and Chairman

(1)	Peter Schulte resigned from the Board on December 13, 2024.

Employment and Advisory Agreements

On July 13, 2021, we entered into a new employment agreement with Brian Foote, our former Chairman, President and Chief Executive Officer; and Jeffrey Hinshaw, our Chief Operating Officer, and Corporate Secretary. The employment agreements are all in the same form and provide that Mr. Foote will receive a salary of $1 and Mr. Hinshaw will receive a salary of $120,000 a year. Mr. Foote’s employment agreement terminated when he resigned as President and Chief Executive Officer. We do not have an employment agreement Thiago Moura, our current President and Chief Executive Officer.

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

Grants of Plan-Based Awards in 2024

There were no grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2024.

Outstanding Equity Awards at December 31, 2024

There were no outstanding equity awards held by our named executive officers as of December 31, 2024.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Defined Contribution Plan

We do not currently have a defined contribution plan.

2024 Director Compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2024, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 32,748,842,520 shares of common stock outstanding as of December 31, 2024. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2024, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Class of Securities	# of Shares	% of Class		% of Voting Shares(2)

Brian Foote(1)	Common	11,894,304	*		*
	Series B Preferred	190,459	54.56%		1.9%

Jeffrey Hinshaw(1)	Common	100,060,000	*		*
	Series B Preferred	30,263	8.66%		*

Thiago Moura(1)	Common

Peter Schulte(1)(3)	Common	287,422	*		*

Ybyrá Capital S.A.	Series A Preferred Series D Preferred	7,000,000 100,000	100 100	% %	7.5 53.62	% %
All Officers and Directors as a Group (4 persons)
Common		112,241,726	*	%	*	%
Series A Preferred		7,000,000	100%		7.5%
Series B Preferred		220,722	63.23%		6.7%
Series D Preferred		100,000	100%		53.62%

(1)	Officer and/or director of our Company.

(2)	Voting control is based on a total of 93,239,752,250 voting rights attributable to shares of our commons stock with one vote per share, shares of our Series A Preferred stock with 1,000 votes per share and shares of our Series B Preferred stock with 10,000 votes per share, shares of our Series C Preferred stock have no voting rights, shares of our Series D Preferred Stock vote with 500,000 votes per shares.

(3)	Peter Schulte resigned from the Board of Directors on December 13, 2024.

*	less than 1% of the issued and outstanding shares of common stock

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

Since February 2, 2022, we have entered into five loan transactions with Sartorii, LLC, an entity owned by our former CEO Brian Foote’s parents. All of these previous outstanding loans from Sartorii, LLC were subsequently exchanged for 8,775 shares of Series C Preferred Stock of the Company. All transactions were made at arm’s length and approved by the disinterested directors. We have a new loan with Sartorii, LLC in the amount of $353,000 that is still outstanding as of December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors has approved Fruci & Associates II, PLLC (“Fruci”) to continue as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2024.

During the Company’s most recent fiscal years, neither we nor anyone acting on our behalf consulted with Fruci regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that Fruci concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2024 and 2023 were $131,250, and $189,500, respectively. The 2024 audit fees were paid to Fruci, and the 2023 audit fees were paid to Fruci and BF Borgers CPA PC. Fruci fees for the audit of 2024 and re-audit of 2023 were paid in 2025.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2024 and 2023 in the amounts of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2024 and 2023 were $20,000 and $25,000, respectively.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2024 and 2024 in the amounts of $11,250 and $22,000 respectively.

Auditor Independence

In our fiscal year ended December 31, 2024, there were no professional services provided, other than those listed above, that would require our Board of Directors to consider their compatibility with maintaining the independence of Fruci.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

(a)	Financial Statements filed as part of this Form 10-K:

HUMBL, Inc. December 31, 2024 and 2023 (Restated) Consolidated Financial Statements

(b)	Exhibits.

See the Exhibit Index immediately following the signature page to this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on May 9, 2025.

HUMBL, INC.

By:	/s/ Thiago Moura
Name:	Thiago Moura
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thiago Moura as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for them and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to sign any registration statement for the same offering covered by this registration statement that is to be effective on filing pursuant to Rule 462(b) under the Securities Act of 1933, as amended, and all post-effective amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thiago Moura	President, CEO (principal executive officer) and Director	May 9, 2025
Thiago Moura

/s/ Jeffrey Hinshaw	COO, CFO (principal financial officer)	May 9, 2025
Jeffrey Hinshaw	and Director

/s/ Brian Foote	Director	May 9, 2025
Brian Foote

*/s/ Thiago Moura	As Attorney-In-Fact*	May 9, 2025
Thiago Moura

EXHIBIT INDEX

Exhibit	Description

2.1+	Plan of Merger and Securities Exchange Agreement dated as of December 2, 2020 by and between Tesoro Enterprises, Inc. and HUMBL LLC.

2.2+	Certificate of Merger of Tesoro Enterprises, Inc. and HUMBL LLC dated December 3, 2020.

3.1+	Certificate of Incorporation.

3.2+	Amendment to Certificate of Incorporation.

3.3+	Amendment to Certificate of Incorporation.

3.4+	Certificate of Withdrawal – Series C.

3.5+	Bylaws.

3.6	Asset Purchase Agreement dated November 2, 2022 among the registrant, Brian Meltzer and Robin Burns, filed as Exhibit 10.1 to registrant’s Form 8-K filed on November 8, 2022, is incorporated by reference herein.

3.7	Form of Securities Purchase Agreement and Common Stock Purchase Warrant used by registrant in a financing with various investors from November 7, 2022 to November 13, 2022, filed as Exhibit 10.1 to registrant’s Form 8-K on November 14, 2022, is incorporated by reference herein.

3.8	Line of Credit Agreement dated November 15, 2022 between Sartorii, LLC and registrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on November 18, 2022, is incorporated by reference herein.

3.9	Settlement Agreement and Mutual Release of Claims dated November 15, 2022 between Forwardly, Inc. and registrant, filed as Exhibit 10.2 to registrant’s Form 8-K filed on November 18, 2022, is incorporated by reference herein.

3.10	Equity Financing Agreement dated December 12, 2022 between GHS Investments, LLC and registrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on December 14, 2022, is incorporated by reference herein.

3.11	Registration Rights Agreement dated December 12, 2022 between GHS Investments, LLC and registrant, filed as Exhibit 10.2 to registrant’s Form 8-K filed on December 14, 2022, is incorporated by reference herein.

3.12	8% Convertible Redeemable Note Due September 8, 2023 issued by registrant in favor of GS Capital Partners, LLC on December 8, 2023, filed as Exhibit 10.3 to registrant’s Form 8-K filed on December 14, 2022.

3.13	Settlement Agreement dated January 31, 2023 among Javier Gonzalez, Juan Luis Gonzalez and registrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on February 3, 2023, is incorporated by reference herein.

3.14	Convertible Promissory Note dated May 10, 2023 issued to Pacific Lion, LLC, filed as Exhibit 10.1 to registrant’s Form 10-Q on May 15, 2023.

3.15	Warrant to Purchase Shares of Common Stock dated May 10, 2023 issued to Pacific Lion LLC, filed as Exhibit 10.2 to registrant’s Form 10-Q on May 15, 2023.

3.16	Equity Financing Agreement dated May 10, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.3 to registrant’s Form 10-Q on May 15, 2023.

3.17	Registration Rights Agreement dated May 10, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.4 to registrant’s Form 10-Q dated May 15, 2023.

3.18	Form of Securities Purchase Agreement and Warrant filed as Exhibit 10.1 to registrant’s Form 8-K filed on May 22, 2023.

3.19	Securities Purchase Agreement dated June 30, 2023 between registrant and Phantom Power, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K filed on July 10, 2023.

3.20	Warrant to Purchase Shares of Common Stock dated June 30, 2023 issued by registrant in favor of Phantom Power, LLC, filed as Exhibit 10.2 to registrant’s Form 8-K on July 10, 2023.

3.21	Settlement Agreement and Mutual Release dated July 14, 2023 among registrant, BizSecure, Inc, Alfonso Arana, Alfonso Rodriguez-Arana and Clement Danish, filed as Exhibit 10.1 to registrant’s Form 8-K on July 20, 2023.

3.22	Technology Services Agreement dated July 15, 2023 between registrant and Arena Football League Management, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K on July 20, 2023.

3.23	Form of Securities Purchase Agreement and Warrant, filed as Exhibit 10.1 to registrant’s Form 8-K filed on August 2, 2023.

3.24	Master Consulting Agreement dated August 1, 2023 between registrant and BRU, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K filed on August 4, 2023.

3.25	Global Amendment dated July 18, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K filed on August 31, 2023.

3.26	Securities Purchase Agreement dated October 3, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K on October 13, 2023.

3.27	Investor Rights Agreement dated October 11, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.2 to registrant’s Form 8-K on October 13, 2023.

3.28	Certificate of Designation of Series C Preferred Stock, filed as Exhibit 10.3 to registrant’s Form 8-K on October 13, 2023.

3.29	Letter Agreement dated October 9, 2023 between registrant and Pacific Lion, LLC, filed as Exhibit 10.4 to registrant’s Form 8-K on October 13, 2023.

3.30	Exchange Agreement dated October 23, 2023 between registrant and Sartorii, LLC, filed as Exhibit 10.1 to registrant’s Form 8-K on October 25, 2023.

3.31	Asset Purchase Agreement dated February 23, 2024 between registrant and Avrio Worldwide, PBC, filed as Exhibit 10.1 to registrant’s Form 8-K on February 29, 2024.

3.32	Stock Purchase Agreement dated December 2, 2024 among HUMBL, Inc., Ybyrá Capital S.A., and Brian Foote filed as Exhibit 10.1 to registrant’s Form 8-K on December 3, 2024.

3.34	Asset Purchase Agreement dated December 2, 2024 among HUMBL, Inc., WSCG, Inc., and WSCG Humbl SPV, a series of SPV Management, LLC filed as Exhibit 10.2 to registrant’s Form 8-K on December 3, 2024.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 22, 2022

