Form 10-Q
period 2025-03-31
HUMBL, INC.
filed 2025-06-05
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

There were 41,442,965,852 shares of the Registrant’s common stock outstanding as of June 5, 2025.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2025

HUMBL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (IN US$)

MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	MARCH 31,	DECEMBER 31,
	2025	2024
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$2,099,252	$20,487
Investment - WSCG HoldCo	16,931,835	-
Current assets of discontinued operations	-	2,971,906

Total Current Assets	19,031,087	2,992,393

Non-Current Assets:
Minerals	20,000,000	20,000,000
Non-current assets of discontinued operations	-	230,510

Total Non-Current Assets	20,000,000	20,230,510

TOTAL ASSETS	$39,031,087	$23,222,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,382,179	$2,671,043
Accounts payable - related party	25,702	-
Derivative liabilities	1,168,347	338,986
Liability for stock to be issued - acquisition of FinCapital	20,000,000	20,000,000
Advances on purchase of assets by WSCG	-	1,037,500
Current portion of notes payable	750,000	750,000
Current portion of notes payable - related parties	397,500	385,500
Convertible notes payable - related parties, net of discount	421,830	421,830
Current portion of convertible notes payable, net of discount	1,477,690	1,080,673
Current liabilities of discontinued operations	-	614

Total Current Liabilities	25,623,248	26,686,146

Total Liabilities	25,623,248	26,686,146

Commitments and contingency	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized, 20,000 Series C Preferred stock authorized and 250,000 Series D Preferred stock authorized

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 349,091 and 349,091 shares issued and outstanding, respectively	3	3
Series C Preferred, par value $0.00001, 11,622 and 12,350 shares issued and outstanding, respectively	-	-
Series D Preferred, par value $0.00001, 100,000 and 100,000 shares issued and outstanding, respectively	1	1
Common stock, par value, $0.00001, 85,000,000,000 shares authorized, 39,791,299,186 and 32,748,842,520 issued and outstanding, respectively	397,913	327,488
Additional paid in capital	118,816,822	114,185,329
Accumulated deficit	(105,806,970)	(117,976,134)
Accumulated other comprehensive income (loss)	-	-

Total Stockholders’ Equity (Deficit)	13,407,839	(3,463,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$39,031,087	$23,222,903

HUMBL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN US$)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	MARCH 31,	MARCH 31,
	2025	2024
CONTINUING OPERATIONS:

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS (LOSS) PROFIT	-	-

OPERATING EXPENSES
Professional fees	391,861	319,188
Settlement of payables	-	-
General and administrative expenses	988,632	1,213,748

Total Operating Expenses	1,380,493	1,532,936

OPERATING LOSS	(1,380,493)	(1,532,936)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(1,267,822)	(96,830)
Gain on sale of HUMBL Financial assets	-	2,800,000
Amortization of debt discounts	(117,474)	(67,752)
Loss on investee	(68,165)	-
Change in fair value of derivative liability	11,573	30,195
Derivative expense	(585,608)	-
Loss on exchange of warrants to common stock	(109,329)	-
Loss on exchange of Series C Preferred Stock to common stock	(562,000)	-
Loss on conversion of convertible notes payable	(577,315)	(331,905)

Total Non-Operating Income (Expenses)	(3,276,140)	2,333,708

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(4,656,633)	800,772

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(10,132)	(1,032,794)
Gain on disposal of discontinued operations	16,835,929	-
Total discontinued operations	16,825,797	(1,032,794)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	12,169,164	(232,022)

Provision for income taxes	-	-

NET INCOME (LOSS)	$12,169,164	$(232,022)

Other comprehensive income (loss)
Foreign currency translations adjustment	-	(24,791)
Comprehensive income (loss)	$12,169,164	$(256,813)

Net income (loss) per share - basic and diluted
Continuing operations	$(0.00)	$0.00
Discontinued operations	$0.00	$(0.00)

Net income (loss) per share - basic	$0.00	$(0.00)

Net income (loss) per share - diluted
Continuing operations	$(0.00)	$0.00
Discontinued operations	$0.00	$(0.00)

Net income (loss) per share - diluted	$0.00	$(0.00)

Weighted average common shares outstanding - basic	35,579,946,424	12,156,651,119

Weighted average common shares outstanding - diluted	45,579,946,424	12,156,651,119

HUMBL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (IN US$)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

												Accumulated
	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2024	7,000,000	$70	379,875	$4	12,280	$-	-	$-	11,263,429,223	$112,634	$99,413,439	$(122,144)	$(103,529,742)	$(4,125,739)

Stock issued for:
Services	-	-	-	-	-	-	-	-	50,000,000	500	39,500	-	-	40,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	1,174,627,010	11,746	982,955	-	-	994,701
Conversion of Series B Preferred to common shares	-	-	(8,032)	-	-	-	-	-	80,320,000	803	(803)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	-	-	589,950,000	5,900	(5,900)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	15,865	-	-	15,865
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	(24,791)	-	(24,791)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(232,022)	(232,022)

Balance - March 31, 2024	7,000,000	$70	371,843	$4	12,280	$-	-	$-	13,158,326,233	$131,583	$101,967,491	$(146,935)	$(103,761,764)	$(1,809,551)

Balance - January 1, 2025	7,000,000	$70	349,091	$3	12,350	$-	100,000	$1	32,748,842,520	$327,488	$114,185,329	$-	$(117,976,134)	$(3,463,243)

Stock issued for:
Accrued expenses	-	-	-	-	-	-	-	-	1,150,000,000	11,500	1,368,500	-	- #	1,380,000
Exchange of warrants	-	-	-	-	30	-	-	-	634,431,833	6,345	102,984	-	-	109,329
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,258,024,833	22,580	1,131,572	-	-	1,154,152
Conversion of Series C Preferred to common shares	-	-	-	-	(758)	-	-	-	3,000,000,000	30,000	532,000	-	-	562,000
Debt discount on convertible notes	-	-	-	-	-	-	-	-	-	-	539,817	-	-	539,817
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	12,169,164	12,169,164

Balance - March 31, 2025	7,000,000	$70	349,091	$3	11,622	$-	100,000	$1	39,791,299,186	$397,913	$118,816,822	$-	$(105,806,970)	$13,407,839

HUMBL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN US$)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	MARCH 31,	MARCH 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$12,169,164	$(232,022)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Loss on conversion of convertible notes payable	577,315	331,905
Loss on exchange of warrants for common stock	109,329	-
Loss on exchange of Series C Preferred Stock to common stock	562,000	-
Fee added to convertible notes	719,801	61,600
Interest expense recorded for discounts	539,817	-
Amortization of debt discounts	117,474	67,752
Loss on investee	68,165	-
Stock-based compensation	956,620	1,012,485
Gain on disposal of HUMBL.com	(16,835,929)	-
Derivative expense	585,608	-
Change in fair value of derivative liability	(11,573)	(30,195)
Gain on sale of HUMBL Financial assets	-	(2,800,000)
Changes in assets and liabilities, net of acquired amounts
Accounts payable - related party	25,702	-
Accounts payable and accrued expenses	118,041	315,380
Total adjustments	(12,467,630)	(1,041,073)

Net cash used in operating activities of continuing operations	(298,466)	(1,273,095)
Net cash provided by operating activities of discontinued operations	231	465,396
Net cash used in operating activities	(298,235)	(807,699)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition by WSCG	2,000,000	-

Net cash provided by investing activities	2,000,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	12,000	-
Repayment of convertible notes payable	-	(108,253)
Proceeds from convertible notes payable	365,000	580,000
Net cash provided by financing activities	377,000	471,747

NET (DECREASE) IN CASH AND RESTRICTED CASH	2,078,765	(335,952)

CASH - BEGINNING OF PERIOD	20,487	363,254

CASH - END OF PERIOD	$2,099,252	$27,302

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$30,000	$803
Common shares issued in settlement with BRU for accrued expenses	$1,380,000	$-
Shares of common stock issued for warrant exchanges	$-	$5,900
Conversion of convertible notes payable, derivative liability and accrued interest for common stock	$-	$660,000
Changes in SAS 121 recognition of assets and liabilities	$-	$15,183
Vesting of contingent consideration	$-	$565,815

HUMBL, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

MARCH 31, 2025

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

On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024. On May 21, 2024, the Company increased its authorized common shares to 85,000,000,000 shares pursuant to the Definitive 14C filed in April 2025.

Due to the sale of the HUMBL.com assets to WSCG, Inc. as disclosed below, which was finalized February 27, 2025, all former operations of HUMBL.com were sold. As a result, all corporate events and operation summaries prior to the sale of HUMBL.com and purchase of minerals that occurred on December 2, 2024 have been removed. Refer to the Form 10-K filed on May 9, 2025 for the details of those events and summaries.

On December 2, 2024, following execution of the Stock Purchase Agreement, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with WSCG, Inc. (“WSCG”), and WSCG Humbl SPV, a series of SPV Management, LLC (“HoldCo”). Pursuant to Asset Purchase Agreement, the Company sold all of its assets to WSCG. In consideration for the purchase of the Company’s assets, WSCG agreed to: (a) pay the Company $3,037,500; (b) issue 2,455,556 shares of WSCG Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was previously paid in cash by WSCG to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of WSCG was cancelled. The remaining $2,000,000 of the cash purchase price was paid by WSCG on April 1, 2025. The value of the HoldCo Units held by the Company at the time of the acquisition by WSCG is $17,000,000 based on the percentage that HoldCo owns in WSCG based on the last valuation of WSCG. The Company agreed that WSCG would not contribute any real estate assets and WSCG would be solely a technology company in exchange for a larger percentage of WSCG owned by the Company through HoldCo.

The HoldCo Units represent approximately 48.6% of the outstanding equity in WSCG. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. The Company intends to keep a portion of the HoldCo Units to maintain exposure to WSCG’s performance and the Company assets purchased by WSCG. The Company will also offer to exchange some of the HoldCo Units to holders of Series C Preferred Stock as a way to reduce potential future dilution to common stockholders. The transfer of the Company assets to WSCG took place on February 27, 2025.

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

As of March 31, 2025, we had $2,099,252 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to WSCG. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $6,592,161 and $23,693,753 as of March 31, 2025 and December 31, 2024, respectively. The majority of our current liabilities are in the form of our liability to issue common shares in the acquisition of FinCapital, long-term debt and notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital is the direct result of our investment in WSCG Holdco as well as reductions of notes payable, accrued interest and accrued expenses as well as the receipt of the remaining balance owed by WSCG received in the three months ended March 31, 2025. A significant portion of the investment in WSCG Holdco was exchanged for Series C Preferred shares in May 2025. The Company’s assets as of December 2, 2024 were sold and the Company commenced a new business with the purchase of the magnesium silicate. The Company anticipates entering into profitable businesses upon the sale of the magnesium silicate. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $298,235 and $807,699 for the three months ended March 31, 2025 and 2024, respectively. The $509,464 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2024 to 2025, such as the gain on sale of HUMBL Financial assets, losses on the conversion of convertible notes and decreases in our stock-based compensation.

We had no activities from investing activities in the three months ended March 31, 2025 and 2024 other than the balance of the proceeds received from WSCG for the sale of HUMBL.com in the amount of $2,000,000.

Cash provided by financing activities was $377,000 and $471,747 for the three months ended March 31, 2025 and 2024, respectively. In 2024, the Company raised $580,000 from the proceeds from convertible notes, as well as repayments of convertible notes payable of $108,253. In 2025, we raised $365,000 from proceeds of convertible notes payable and $12,000 from related party notes payable.

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

Reclassification

The Company has reclassified certain amounts in the 2024 financial statements to comply with the 2025 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the three months ended March 31, 2025.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of March 31, 2025 and December 31, 2024, respectively. The Company has at times maintained cash balances in excess of the FDIC insured limit at a single bank.

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

The Company has no revenue from continuing operations for the three months ended March 31, 2025 and 2024, respectively.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. As of March 31, 2025, the Company has approximately 10 billion shares of common stock equivalents.

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

In 2024, the Company adopted ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplified the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available.

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

Equity Method Investments

The Company accounts for investments in entities over which it has significant influence, but not control or joint control, using the equity method of accounting under ASC 323. Significant influence is generally presumed to exist when the Company holds 20% or more of the voting power of the investee, unless it can be clearly demonstrated that such influence does not exist.

Under the equity method, the investment is initially recognized at cost, and the carrying amount is subsequently adjusted to recognize the Company’s share of the investee’s net income or loss, which is recognized in the consolidated statement of operations. The carrying amount of the investment is also adjusted for the Company’s share of other comprehensive income or loss of the investee and is reduced by any dividends received from the investee.

If the Company’s share of losses in the equity method investee exceeds the interest in the investee, the carrying amount of the investment is reduced to zero, and recognition of further losses is discontinued unless the Company has incurred obligations or made payments on behalf of the investee.

The Company assesses its equity method investments for indicators of impairment at each reporting period. If impairment indicators exist and the fair value of the investment has declined below its carrying value and is deemed to be other than temporary, an impairment loss is recognized in the consolidated statements of operations.

The Company eliminates unrealized gains and losses on transactions with equity method investees to the extent of the interest in the investee.

Segment Reporting

In 2024, the Company adopted Accounting Standards Update 2023-07 (“ASU 2023-07”). ASU 2023-07 improves segment reporting disclosures for public companies. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has effective December 2, 2024, entered into an agreement to sell their operating business to WSCG, and as a result has reflected those operating revenues and expenses within discontinued operations, and has not yet begun generating revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief financial officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in Brazil. The Company analyzed ASU 2023-07 and determined that the required information is presented within the consolidated financial statements and footnote disclosures herein.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3: DISCONTINUED OPERATIONS

IXAYA

Effective April 1, 2024, the Company and Ixaya agreed to terminate the Ixaya SPA and continue working together on certain projects in a contractor role. In this agreement, Ixaya will keep the shares previously issued to them when they were acquired and the Company would deconsolidate Ixaya as of April 1, 2024. The operations of Ixaya for the three months ended March 31, 2024 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the three months ended March 31, 2024.

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

HUMBL.com

Effective December 2, 2024, the Company entered into an Asset Purchase Agreement with WSCG to sell their assets to WSCG as discussed in Note 1. The Company received $3,037,500 in cash and debt cancellation and an investment in HoldCo in the amount of $17,000,000 for a total purchase price of $20,000,000. The operations of HUMBL.com, which includes the operations of the HUMBL Chile division for the three months ended March 31, 2025 and 2024 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the three months ended March 31, 2025.

Revenue	$-
Operating expenses	10,132

Net loss from discontinued operations	$(10,132)

The Company reclassified the following operations to discontinued operations for the three months ended March 31, 2024.

Revenue	$106,342
Operating expenses	688,687

Net loss from discontinued operations	$(582,345)

The Company reflected the following gain on disposal for the three months ended March 31, 2025 related to the sale of HUMBL.com, which includes the ownership of HoldCo:

Cash	$(3,628)
Prepaid expenses and other current assets	(219)
Inventory	(171,049)
Investment - Avrio	(2,800,000)
Safeguarding of digital assets (asset)	(614)
Fixed assets	(4,686)
Intangible assets	(221,989)
Investment in HoldCo	17,000,000
Exchange deposit	3,037,500
Safeguarding of digital assets (liability)	614

Net gain on disposal	$16,835,929

The following represents the assets and liabilities of discontinued operations as of December 31, 2024:

Current assets as of December 31, 2024 – Discontinued Operations:

December 31, 2024
Safeguarding of digital assets	$614
Inventory	171,049
Prepaid expenses	243
Investment - Avrio	2,800,000
$2,971,906

Non-current assets as of December 31, 2024 – Discontinued Operations:

December 31, 2024
Fixed assets, net	$5,466
Intangible assets, net	225,044
$230,510

Current liabilities as of December 31, 2024 – Discontinued Operations:

December 31, 2024
Safeguarding of digital assets	$614

$614

NOTE 4: INVESTMENTS

FINCAPITAL

On December 2, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ybyrá Capital S.A. (“Ybyrá”) and Brian Foote, the former CEO and current director. Pursuant to the Stock Purchase Agreement: (a) HUMBL purchased 99% of the outstanding equity interests of FinCapital Credito Pagamentos e Servicos LTDA, a Brazilian company (“FinCapital”), from Ybyrá; and (b) Brian Foote sold his 7,000,000 shares of Series A Preferred Stock and 100,000 shares of Series D Preferred Stock of the Company (the “Control Shares”) to Ybyrá. With the purchase of the Control Shares, Ybyrá is now the controlling stockholder of the Company. FinCapital had at the time of the purchase one asset which consisted of 41,500 tons of magnesium silicate valued at $20,000,000.

The Company’s magnesium silicate is a raw material used in the creation of fertilizer and other industrial applications. The Company agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. HUMBL will pay $4,000,000 of the purchase price through the issuance of 10,000,000,000 common share to Ybyrá ($0.0004 per share). The remaining $16,000,000 in common shares will be issued following a recapitalization event that provides sufficient authorized shares to make the issuance. None of these have been paid as of March 31, 2025 or June 5, 2025.

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

WSCG Holdco

On December 2, 2024, following execution of the Stock Purchase Agreement, the Company entered into an Asset Purchase Agreement with WSCG, and HoldCo. Pursuant to Asset Purchase Agreement, the Company sold all of its assets to WSCG. In consideration for the purchase of the Company’s assets, WSCG agreed to: (a) pay the Company $3,037,500; (b) issue 2,455,556 shares of WSCG Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was previously paid in cash by WSCG to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of WSCG was cancelled. The remaining $2,000,000 of the cash purchase price was paid by WSCG on April 1, 2025. The value of the HoldCo Units held by the Company at the time of the acquisition by WSCG is $17,000,000 based on the percentage that HoldCo owns in WSCG based on the last valuation of WSCG. The Company agreed that WSCG would not contribute any real estate assets and WSCG would be solely a technology company in exchange for a larger percentage of WSCG owned by the Company through HoldCo.

The HoldCo Units represent approximately 48.6% of the outstanding equity in WSCG. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. The Company intends to keep a portion of the HoldCo Units to maintain exposure to WSCG’s performance and the Company assets purchased by WSCG. The Company will also offer to exchange some of the HoldCo Units to holders of Series C Preferred Stock as a way to reduce potential future dilution to common stockholders. The transfer of the Company assets to WSCG took place on February 27, 2025.

The Company accounts for the 48.6% interest in WSCG as an equity method investment. The carrying amount of the investment as of March 31, 2025 is $16,931,835 calculated as follows:

Balance – January 1, 2025	$-
Initial investment	17,000,000
Share of net loss	(68,165)
Dividends received	-
Balance – March 31, 2025	$16,931,835

For the period February 27, 2025 through March 31, 2025, there have been no indicators of impairment identified.

NOTE 5: MINERALS

FinCapital owns 41,500 tons of magnesium silicate, a raw material used in the creation of fertilizer and other industrial applications.

The Company’s minerals are located in Minas Gerais in Brazil. Magnesium silicate is a residue with a variable amount of silicon, formed from the melting of metals and is called slag in the steel industry. Several research studies have shown that the addition of this element in the form of fertilizer has shown considerable increases in productivity in various crops.

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

The Company’s plan is to market this asset to entities for use in the agriculture market and potentially sell the magnesium silicate in its current form. If unable to negotiate an adequate transaction, the Company will look to alternative ways to monetize the asset.

NOTE 6: NOTE PAYABLE - BANK

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

NOTE 7: NOTES PAYABLE

Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of notes that existed as of December 31, 2024 and 2023. All note balances that were either converted or repaid as of December 31, 2024 have been excluded from this disclosure.

The Company entered into a note payable with an individual on September 4, 2024 that matures March 4, 2025 in the amount of $287,500. There was a one-time interest charge included in the note in the amount of $12,500. There was an original interest discount of $25,000 recorded. This note was reclassified to advances on purchase of assets by WSCG as of December 2, 2024, and reflected in the loss on sale to WSCG on February 27, 2025.

The Company entered into a note payable with an individual on October 16, 2024 that matures October 16, 2025 in the amount of $250,000. This note was reclassified to advances on purchase of assets by WSCG as of December 2, 2024 and reflected in the loss on sale to WSCG on February 27, 2025.

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

Both share issuances have been made and the $750,000 due April 1, 2025 was repaid on April 1, 2025.

As of March 31, 2025, the Company has $750,000 outstanding.

NOTE 8: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of March 31, 2025 and December 31, 2024. The chart below does not include notes payable that were repaid or converted during 2024, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of those notes:

	March 31, 2025	December 31, 2024

Note payable with a trust related to a director of the Company dated May 13, 2024 for a period of one year maturing May 13, 2025 at 6% interest.	$20,000	$20,000

Note payable with a trust related to a director of the Company dated June 27, 2024 for a period of one year maturing June 27, 2025 at 6% interest.	12,500	12,500

Note payable with a trust related to a director of the Company dated January 21, 2025 for a one-year period maturing January 21, 2026 at 6% interest	12,000	-

Note payable with a partnership controlled by the family of one of the Company’s directors dated August 7, 2024 at 6% interest that matured February 7, 2025	353,000	353,000

Total	397,500	385,500
Less: Current portion	(397,500)	(385,500)
Less: Discount	-	-
Long-term debt	$-	$-

Maturities of notes payable – related parties as of March 31 is as follows:

2026	$397,500

$397,500

Interest expense for the three months ended March 31, 2025 and 2024 was $5,703 and $0, respectively. There is $7,339 of accrued interest at March 31, 2025.

The Company received $12,000 from a trust related to a director of the Company on January 21, 2025.

All of the notes outstanding as of March 31, 2025 were repaid in April 2025.

The Company received $50,000 in advances in the form of short-term loans during April 2024 that were repaid within the same time period. During May and June 2024, the Company entered into a few notes payable with related parties as described above totalling $45,000.

On August 7, 2024, the Company issued a Secured Promissory Note in the original principal amount of $253,000, which new tranches bringing the total to $353,000 were made through March 31, 2025. The note bears interest at 6% per annum, contains no original issue discount, is due six months from the issuance date, and is secured by all of Company’s intellectual property assets.

NOTE 9: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible notes payable as follows as of March 31, 2025 and December 31, 2024. The chart below does not include convertible notes payable that were repaid or converted during 2024. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2024 for a full description of those notes:

	March 31, 2025	December 31, 2024

Convertible notes entered into July 26, 2023 due July 26, 2024 into common shares equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. $340,000 of these notes were converted in 2024 and $35,000 was converted in 2025.	$-	$35,000

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting. $359,743 was converted during 2024 and the remaining amounts were converted in 2025.	-	225,257

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025	484,000	242,000

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025	266,200	133,100

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025	266,200	133,100

Convertible note payable entered into April 2, 2024, with a maturity date of April 2, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025	266,200	133,100

Convertible note payable entered into April 23, 2024, with a maturity date of October 22, 2025, at 10% interest per annum	123,000	123,000

Convertible note payable entered into April 15, 2024, with a maturity date of October 15, 2025, at 10% interest per annum, which was converted in 2025	-	122,000

Convertible note payable entered into May 22, 2024, with a maturity date of November 22, 2025, at 10% interest per annum	123,000	123,000

Convertible note payable entered into December 5, 2024, with a maturity date of September 15, 2025, at 12% interest per annum	93,150	93,150

Convertible note payable entered into February 4, 2025, with a maturity date of November 15, 2025, with a one-time interest charge of $13,500. Amounts due in 4 installments commencing on August 15, 2025 monthly through November 15, 2025.	103,500	-

Convertible note payable entered into March 14, 2025, with a maturity date of March 14, 2026, one time interest charge assessed upon issuance of $55,000. Note was for $605,000 with $200,000 of the proceeds received in April 2025.	405,000	-

	2,130,250	1,362,707
Less: Current portion	(1,477,690)	(1,325,673)
Less: Discounts	(652,560)	(37,034)
Long-term debt	$-	$-

On July 26, 2023, the Company entered into Securities Purchase Agreements with three different investors (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company issued three convertible promissory notes in the original principal amount of $125,000 and three warrants to purchase 187,500,000 shares of its common stock for a total purchase price of $375,000. The notes are due in 12 months from the issuance date, bear interest at the rate of 10% per annum and have a fixed conversion price equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. The warrants are exercisable for a period of five years, have a cashless exercise provision and an exercise price of $0.002 per share. Two of the three notes were converted in May and December 2024 with the balance of the remaining note converted in 2025. As of March 31, 2025, all the notes are fully converted.

On December 19, 2023, the Company issued a Promissory Note in the amount of $220,000, due December 19, 2024. A one-time interest charge of $22,000 was added to the note, and an original issue discount of $20,000 was reflected that provided net proceeds of $200,000 to the Company. Note is in default and a $242,000 default fee was added to the note in March 2025. Note became fixed with respect to the conversion price to $0.0001177 per share in May 2025.

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

On March 26, 2024, the Company issued a Promissory Note in the amount of $121,000, due March 26, 2025. A one-time interest charge of $12,100 was added to the note, and an original issue discount of $11,000 was reflected that provided net proceeds of $110,000 to the Company. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 50,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001. Note is in default and a $133,100 default fee was added to the note in March 2025. Note became fixed with respect to the conversion price to $0.0001177 per share in May 2025.

On April 2, 2024, the Company issued a Promissory Note in the amount of $121,000, due April 2, 2025. A one-time interest charge of $12,100 was added to the note, and an original issue discount of $11,000 that was included in the initial principal balance. The Company received net proceeds of $110,000 in connection with the transaction. In connection with this note, the Company issued a Warrant to Purchase Shares of Common Stock for 50,000,000 shares. The warrant is exercisable for three years and has an exercise price of $0.001. Note is in default and a $133,100 default fee was added to the note in March 2025. Note became fixed with respect to the conversion price to $0.0001177 per share in May 2025.

On April 15, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $122,000, due October 15, 2024 and 30 shares of Series C Preferred Stock. An original issue discount of $11,000 on the note was included in the initial principal balance and interest accruing at the rate of 10% per annum. The Company received $111,000 in net proceeds in connection with this transaction. This note was converted in 2025.

On April 23, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $123,000, due October 22, 2025 and 40 shares of Series C Preferred Stock. An original issue discount of $11,000 on the note was included in the initial principal balance. The Company received $112,000 in net proceeds in connection with this transaction. Note became fixed with respect to the conversion price to $0.0000823 per share in May 2025.

On May 22, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $123,000, due November 22, 2025. An original issue discount of $10,000 on the note was included in the initial principal balance and a debt discount of the remaining $113,000 for the derivative liability component. The Company received $113,000 in net proceeds in connection with this transaction. Note became fixed with respect to the conversion price to $0.0000823 per share in May 2025. As of March 31, 2025, there is $163,670 reflected in derivative liabilities and $64,187 in amortization of discounts related to this note.

On December 5, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $93,150, due September 15, 2025. An original issue discount of $12,150 on the note was included in the initial principal balance. The Company received $81,000 in net proceeds in connection with this transaction.

On February 4, 2025, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $103,500, due November 15, 2025. An original issue discount of $15,000 on the note was included in the initial principal balance as well as a one-time interest charge of $13,500. The Company received $75,000 in net proceeds in connection with this transaction.

On March 14, 2025, the Company issued a $550,000 Convertible Promissory Note to Quail Hollow Capital, LLC. The purchase price for the Note was $500,000. An original issue discount of $50,000 on the note, and $555,000 in debt discount on the note was included in the initial principal balance as well as a one-time interest charge of $55,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at the lower of: (a) $0.0006; and (b) 70% of the lowest closing trade price of the Common Stock in the ten (10) trading days immediately preceding the applicable conversion date. The Company received $500,000 in net proceeds in connection with this transaction, of which $200,000 was received in April 2025. As of March 31, 2025, the Company, there is $838,366 reflected in derivative liabilities and $26,905 in amortization of discounts related to this note.

All of the convertible promissory notes as of March 31, 2025 are due in the next fiscal year, and therefore are current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the three months ended March 31, 2025 and 2024 was $9,760 and $21,818, respectively. Amortization of debt discount, and original issue discount was $117,474 and $67,752 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest at March 31, 2025 and December 31, 2024 was $169,024 and $188,629, respectively. Additionally, there was $539,817 in interest expense related to previously issued warrants. A total of $37,137 of accrued interest was converted along with some of the convertible notes payable in the three months ended March 31, 2025.

The Company recognized a loss on conversion of notes of $577,315 and $331,905 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 10: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of March 31, 2025 and December 31, 2024. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2024. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of those notes:

	March 31, 2025	December 31, 2024
Monster Creative purchase – June 30, 2021	$421,830	$421,830
Less: Current portion	(421,830)	(421,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of March 31, 2025 and December 31, 2024.

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

Interest expense for the three months ended March 31, 2025 and 2024 was $5,201 and $13,280, respectively.

NOTE 11: DERIVATIVE LIABILITIES

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model. The following assumptions were used on March 31, 2025:

Three Months Ended March 31, 2025
Expected term	0.75 years
Expected volatility	361%
Expected dividend yield	-
Risk-free interest rate	4.12%
Market price	$0.0002 – $0.001

Activity related to the derivative liabilities for the period ended March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Beginning balances	$338,986	$63,316
Recognition of derivative liability on conversion options of notes	423,000	245,000
Derivative expense	585,608	79,025
Conversion of note payable	(167,674)	(33,082)
Change in fair value of derivative liabilities	(11,573)	(15,273)
Ending balances	$1,168,347	$338,986

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, 20,000 shares of Series C Preferred Stock, and 250,000 shares of Series D Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

During the three months ended March 31, 2025 and 2024, there were 0 and 8,032 shares of Series B Preferred Stock converted into 0 and 80,320,000 shares of common stock, respectively.

As of March 31, 2025, the Company has 349,091 shares of Series B Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2025, there were 758 shares of Series C Preferred Stock exchanged into 3,000,000,000 shares of common stock. The Company lost $562,000 in the exchange. In addition, 30 shares of Series C Preferred Stock was issued in an exchange of warrants for common stock.

As of March 31, 2025, there are 11,622 shares of Series C Preferred Stock issued and outstanding.

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

Common Stock

The Company has 85,000,000,000 shares of common stock, par value $0.00001, authorized as of May 21, 2025, increased from 50,000,000,000. The Company has 39,791,299,186 and 32,748,842,520 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000 shares. On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024. On May 21, 2025, the Company increased its authorized common shares to 85,000,000,000 pursuant to the Definitive 14C filed April 30, 2025.

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

In the three months ended March 31, 2025, the Company: (a) issued 1,150,000,000 shares for an accrued expense valued at $1,380,000; (b) 634,431,833 shares in exchange for warrants valued at $109,329, which represents a loss on the exchange. The Company received $111,000 for the warrants in April 2024; (c) 2,258,024,833 shares for conversion of notes payable and accrued interest valued at $1,154,152 that includes a loss on conversion of these shares in the amount of $577,315; and (d) issued 3,000,000,000 shares of common stock in exchange of 758 Series C Preferred shares, and the Company lost $562,000 in the exchange.

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

Warrants

Warrants issued in 2025 and 2024 consisted of the following:

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

On April 8, 2024, the Company issued 75,000,000 warrants with a strike price of $0.0008 that expire April 8, 2027 for $111,000. These were exchanged for 634,431,833 shares of common stock in March 2025, representing a $109,329 loss on exchange. In addition, 30 shares of Series C Preferred Stock were issued in this exchange.

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

The following represents a summary of the warrants:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,733,509,804	$0.0206	1,101,509,804	$0.03257
Granted	-	-	225,000,000	0.001
Exercised	-	-	-	-
Forfeited/Exchanged	(75,000,000)	-	(75,500,000)	-
Expired	-	-	-	-
Ending balance	1,658,509,804	$0.02151	1,251,009,804	$0.02851
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	2.98		3.57

As of March 31, 2025, 1,658,509,804 warrants are vested.

For the three months ended March 31, 2025 and 2024, the Company incurred stock-based compensation expense of $956,620 and $956,620, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of March 31, 2025, there remains unrecognized stock-based compensation expense related to these warrants of $4,358,997 comprising of service-based grants through June 30, 2026.

The Company recorded $539,817 in interest expense related to previously issued warrants.

Options

As of March 31, 2025, 5,000,000 of the May 26, 2022 options as well as 630,000 options issued in 2021 have been forfeited. As of March 31, 2025, 3,660,000 options are exercisable.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,660,000	$0.0983	3,660,000	$0.0983
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	3,660,000	$0.0983	3,660,000	$0.0983
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	7.16		8.16

For the three months ended March 31, 2025 and 2024, the Company incurred stock-based compensation expense of $0 and $15,865, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the Black-Scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	3,350,000	$0.1689
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	-	-	(3,350,000)	-
Ending balance	-	$-	-	$-

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

For the three months ended March 31, 2024, the Company amortized $565,815, of the contingent consideration to additional paid in capital, respectively for the RSUs.

NOTE 13: RELATED-PARTY TRANSACTIONS

During the year ended December 31, 2024 we issued shares to a Trust of our former CEO in conversion of their Series B preferred shares.

As of March 31, 2025, the Company has outstanding $25,702 to WSCG which represents advances made above the expenses related to credit card charges made for that company.

NOTE 14: LEGAL PROCEEDINGS

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

NOTE 15: COMMITMENTS

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

Both share issuances have been made and the $750,000 due April 1, 2025 was repaid on April 1, 2025.

NOTE 16: SUBSEQUENT EVENTS

On April 3, 2025, HUMBL entered into a Joint Venture Agreement with Multicortex, LLC. Multicortex is a company focusing on artificial intelligence and high-performance computing. Pursuant to the agreement, HUMBL acquired a 51% interest in Multicortex. In exchange, HUMBL will contribute 15% of any funds it raises in any Regulation A+ offering (up to $3,000,000) to fund development of Multicortex’s suite of products. The Company issued 666,666,666 shares of common stock valued at $200,000 to two of the principals of Multicortex as required under the Joint Venture Agreement.

On April 1, 2025, the $750,000 outstanding to BRU was paid.

On April 3, 2025, the $200,000 owed to the Company from the convertible note payable with Quail Hollow was received.

On April 4, 2025, the Company repaid the related party note payable with Sartorii plus accrued interest in the amount of $366,149.

On April 23, 2025, the Company repaid all amounts owed under notes with a related party whose trustee is related to the former CEO of the Company.

In June 2025, the Company exchanged 6,000 shares of Series C Preferred Stock for approximately 64.7% of the units the Company holds in WSCG Holdco. The Company recorded a loss of $11,000,000 on this transaction.

Additionally in June, 2025, the Company granted BRU approximately 9.5% of its holdings in HoldCo as part of their settlement with them. The Company recorded a loss of $1,625,723 on this transaction.

On May 12, 2025, the Company issued 985,000,000 shares of common stock to Pacific Lion in exchange for 197 shares of Series C Preferred Stock.

On May 16, 2025, the Company and North Falls Investments, LLC (“NFI”), entered into a Settlement Agreement to settle a dispute. In accordance with the Settlement Agreement, the parties agreed to fix the conversion price of the two outstanding notes the Company has with NFI to $0.0001177 on the March 26, 2024 note and $0.0000823 on the April 22, 2024 note. The maturity dates were not extended.

On May 16, 2025, the Company and KWP 50, LLC (“KWP”), entered into a Settlement Agreement to settle a dispute. In accordance with the Settlement Agreement, the parties agreed to fix the conversion price of the March 13, 2024 note the Company has with KWP to $0.0001177. The maturity dates were not extended.

On May 16, 2025, the Company and Sellers Properties, LLC (“SP”), entered into a Settlement Agreement to settle a dispute. In accordance with the Settlement Agreement, the parties agreed to fix the conversion price of the two outstanding notes the Company has with SP to $0.0001177 on the December 19, 2023 and April 2, 2024 notes. The maturity dates were not extended.

On May 21, 2025, the Company increased its authorized common shares to 85,000,000,000 pursuant to the Definitive 14C filed April 30, 2025, and this has been retrospectively applied as of March 31, 2025.

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

Overview

On December 2, 2024, HUMBL, Inc. (the “Company” or “HUMBL”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with WSCG, Inc. (“WSCG”), and WSCG Humbl SPV, a series of SPV Management, LLC (“HoldCo”). Pursuant to Asset Purchase Agreement, the Company sold all of its assets to WSCG. In consideration for the purchase of the Company’s assets, WSCG agreed to: (a) pay the Company $3,025,000; (b) issue 2,455,556 shares of WSCG Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was paid in cash by WSCG to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of WSCG was cancelled. The remaining $2,000,000 of the cash purchase price was paid by WSCG on April 1, 2025. The value of the HoldCo Units held by the Company at the time of the acquisition by WSCG is $17,000,000 based on the percentage that HoldCo owns in WSCG based on the last valuation of WSCG. The Company agreed that WSCG would not contribute any real estate assets and WSCG would be solely a technology company in exchange for a larger percentage of WSCG owned by the Company through HoldCo.

The HoldCo Units represent approximately 48.6% of the outstanding equity in WSCG. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. The Company intends to keep a portion of the HoldCo Units to maintain exposure to WSCG’s performance and the Company assets purchased by WSCG. The Company will also offer to exchange some of the HoldCo Units to holders of Series C Preferred Stock as a way to reduce potential future dilution to common stockholders. The transfer of the Company assets to WSCG took place on February 27, 2025.

On December 2, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ybyrá Capital S.A. (“Ybyrá”) and Brian Foote, the Company’s former CEO and current director. Pursuant to the Stock Purchase Agreement: (a) HUMBL purchased 99% of the outstanding equity interests of FinCapital Credito Pagamentos e Servicos LTDA, a Brazilian company (“FinCapital”), from Ybyrá; and (b) Brian Foote sold his 7,000,000 shares of Series A Preferred Stock and 100,000 shares of Series D Preferred Stock of the Company (the “Control Shares”) to Ybyrá. With the purchase of the Control Shares, Ybyrá is now the controlling stockholder of the Company. FinCapital had at the time of the purchase one asset which consisted of 41,500 tons of magnesium silicate with a book value of $20,000,000. Magnesium silicate is a raw material used in industrial sectors such as fertilizer, construction, ceramics, and fireproofing

FinCapital is now a 99% owned subsidiary of the Company. The Company agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. HUMBL will pay $4,000,000 of the purchase price through the issuance of 10,000,000,000 common share to Ybyrá ($0.0004 per share). The remaining $16,000,000 in common shares will be issued following a recapitalization event that provides sufficient authorized shares to make the issuance.

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

Results of Continuing Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth the summary operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Professional Fees	$391,861	$319,188
General and Administrative Expenses	$988,632	$1,213,748
Interest Expense	$(1,267,822)	$(96,830)
Gain on sale of HUMBL financial assets	$-	$2,800,000
Amortization of Debt Discounts	$(117,474)	$(67,752)
Loss on investee	$(68,165)	$-
Change in fair value of derivative liabilities	$11,573	$30,195
Derivative expense	$(585,608)	$-
Loss on exchange of warrants to common stock	$(109,329)	$-
Loss on exchange of Series C Preferred Stock to common stock	$(562,000)	$-
Loss on conversion of convertible notes payable	$(577,315)	$(331,905)
Provision for Income Taxes	$-	$-
Net (Loss) Income from Continuing Operations	$(4,656,633)	$800,772

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the three months ended March 31, 2025 and 2024 are related to our operations that are reflected in discontinued operations. The Company has recently acquired FinCapital which consisted of one singular asset which were minerals located in Brazil. The minerals are magnesium silicate.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 were $1,532,936 as compared to $1,380,493 for the three months ended March 31, 2025, a decrease of $152,443. Operating expenses consists of professional fees and general and administrative expenses as fully described below. We expect our professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor due to the change in our business operations.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended March 31, 2024 were $319,188 compared to $391,861 for the three months ended March 31, 2025. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting. We expect that these costs will decrease during the remainder of 2025 as we transition out of the HUMBL.com business.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 were $1,213,748 compared with $988,632 for the three months ended March 31, 2025. The decrease in general and administrative expenses was $225,116. Much of the decrease in general and administrative expenses relates to decreases in payroll and payroll-related expenses due to less personnel employed.

Other Income (Expense)

In the three months ended March 31, 2024 we incurred $2,333,708 in net other income, compared to $3,276,140 in other expenses in the three months ended March 31, 2025, an increase of $5,609,848 in other expenses. The other expenses relate to amortization of discounts, interest expense and losses on the conversion of convertible notes and exchanges in warrants and Series C Preferred Stock and a loss on investee. In 2024, we incurred other income from the gain on the sale of HUMBL financial assets in the amount of $2,800,000.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for the three months ended March 31, 2024 was $800,772 as compared to a net loss of ($4,656,633) for the three months ended March 31, 2025. The $5,457,405 increase in the net loss was due to the changes noted herein.

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

As of March 31, 2025, we had $2,099,252 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to WSCG. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $6,592,161 and $23,693,753 as of March 31, 2025 and December 31, 2024, respectively. The majority of our current liabilities are in the form of our liability to issue common shares in the acquisition of FinCapital, long-term debt and notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital is the direct result of our investment in WSCG Holdco as well as reductions of notes payable, accrued interest and accrued expenses as well as the receipt of the remaining balance owed by WSCG received in the three months ended March 31, 2025. A significant portion of the investment in WSCG Holdco was exchanged for Series C Preferred shares in May 2025. The Company’s assets as of December 2, 2024 were sold and the Company commenced a new business with the purchase of the magnesium silicate. The Company anticipates entering into profitable businesses upon the sale of the magnesium silicate. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $298,235 and $807,699 for the three months ended March 31, 2025 and 2024, respectively. The $509,464 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2024 to 2025, such as the gain on sale of HUMBL Financial assets, losses on the conversion of convertible notes and decreases in our stock-based compensation.

We had no activities from investing activities in the three months ended March 31, 2025 and 2024 other than the balance of the proceeds received from WSCG for the sale of HUMBL.com in the amount of $2,000,000.

Cash provided by financing activities was $377,000 and $471,747 for the three months ended March 31, 2025 and 2024, respectively. In 2024, the Company raised $580,000 from the proceeds from convertible notes, as well as repayments of convertible notes payable of $108,253. In 2025, we raised $365,000 from proceeds of convertible notes payable and $12,000 from related party notes payable.

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

Off-Balance Sheet Arrangements

As March 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HUMBL, Inc.

Date: June 5, 2025	By:	/s/ THIAGO MOURA
Thiago Moura
Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2025	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

