Form 10-Q
period 2025-06-30
HUMBL, INC.
filed 2025-08-14
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

There were 46,679,093,409 shares of the Registrant’s common stock outstanding as of August 14, 2025.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

HUMBL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (IN US$)

JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	JUNE 30, 2025	DECEMBER 31, 2024
	(UNAUDITED)
ASSETS

Current Assets:
Cash	$125,549	$20,487
Investment - WSCG HoldCo	16,383,198	-
Current assets of discontinued operations	-	2,971,906

Total Current Assets	16,508,747	2,992,393

Non-Current Assets:
Minerals	20,000,000	20,000,000
Non-current assets of discontinued operations	-	230,510

Total Non-Current Assets	20,000,000	20,230,510

TOTAL ASSETS	$36,508,747	$23,222,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$693,446	$2,671,043
Accounts payable - related party	24,549	-
Derivative liabilities	1,277,291	338,986
Liability for stock to be issued - acquisition of FinCapital	20,000,000	20,000,000
Advances on purchase of assets by WSCG	-	1,037,500
Current portion of notes payable	-	750,000
Current portion of notes payable - related parties	-	385,500
Convertible notes payable - related parties, net of discount	421,830	421,830
Current portion of convertible notes payable, net of discount	1,812,969	1,080,673
Current liabilities of discontinued operations	-	614

Total Current Liabilities	24,230,085	26,686,146

Total Liabilities	24,230,085	26,686,146

Commitments and contingency	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized,20,000 Series C Preferred stock authorized and 250,000 Series D Preferred stock authorized

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70

Series B Preferred, par value $0.00001, 335,445 and 349,091 shares issued and outstanding, respectively	3	3

Series C Preferred, par value $0.00001, 11,425 and 12,350 shares issued and outstanding, respectively	-	-

Series D Preferred, par value $0.00001, 100,000 and 100,000 shares issued and outstanding, respectively	1	1

Common stock, par value, $0.00001, 85,000,000,000 shares authorized, 44,017,024,443 and 32,748,842,520 issued and outstanding, respectively	440,170	327,488

Additional paid in capital	120,560,965	114,185,329
Accumulated deficit	(108,722,547)	(117,976,134)
Accumulated other comprehensive income (loss)	-	-

Total Stockholders’ Equity (Deficit)	12,278,662	(3,463,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$36,508,747	$23,222,903

HUMBL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN US$)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2025	JUNE 30, 2024	JUNE 30, 2025	JUNE 30, 2024
CONTINUING OPERATIONS:

REVENUES	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS (LOSS) PROFIT	-	-	-	-

OPERATING EXPENSES
Development costs	-	-	-	-
Professional fees	851,402	638,586	459,541	319,398
Settlement	450,000	-	450,000	-
General and administrative expenses	1,970,468	2,340,593	981,836	1,141,750

Total Operating Expenses	3,271,870	2,979,179	1,891,377	1,461,148

OPERATING LOSS	(3,271,870)	(2,979,179)	(1,891,377)	(1,461,148)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(1,289,747)	(401,344)	(21,925)	(304,514)
Gain on sale of HUMBL Financial assets	-	2,800,000	-	-
Amortization of debt discounts	(302,305)	(159,464)	(184,831)	(91,712)
Loss on investee	(616,802)	-	(548,637)	-
Change in fair value of derivative liability	55,418	30,204	43,845	9
Derivative expense	(638,397)	-	(52,789)	-
Loss on investment in WSCG HoldCo	-	-	-	-
Loss on extinguishment of debt	(31,298)	-	(31,298)	-
Loss on exchange of warrants to common stock	(109,329)	-	-	-
Loss on exchange of Series C Preferred Stock to common stock	(660,500)	-	(98,500)	-
Loss on conversion of convertible notes payable	(753,856)	(678,715)	(176,541)	(331,905)

Total Non-Operating Income (Expenses)	(4,346,816)	1,590,681	(1,070,676)	(728,122)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(7,618,686)	(1,388,498)	(2,962,053)	(2,189,270)

DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations	36,344	(1,489,890)	46,476	(457,096)
Gain on disposal of discontinued operations	16,835,929	(26,276)	-	(26,276)
Total discontinued operations	16,872,273	(1,516,166)	46,476	(483,372)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	9,253,587	(2,904,664)	(2,915,577)	(2,672,642)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$9,253,587	$(2,904,664)	$(2,915,577)	$(2,672,642)

Other comprehensive income (loss)
Foreign currency translations adjustment	-	122,144	-	146,935
Comprehensive income (loss)	$9,253,587	$(2,782,520)	$(2,915,577)	$(2,525,707)

Net income (loss) per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)

Net income (loss) per share - basic	$0.00	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)

Net income (loss) per share - diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	38,341,835,150	13,423,263,833	41,073,373,452	14,689,876,548

Weighted average common shares outstanding - diluted	50,841,835,150	13,423,263,833	41,073,373,452	14,689,876,548

HUMBL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (IN US$)

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

											Accumulated	Other
	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-In	Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total

Balance - January 1, 2024	7,000,000	$70	379,875	$4	12,280	$-	-	$-	11,263,429,223	$112,634	$99,413,439	$(122,144)	$(103,529,742)	$(4,125,739)

Stock issued for:
Services	-	-	-	-	-	-	-	-	50,000,000	500	39,500	-	-	40,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	1,174,627,010	11,746	982,955	-	-	994,701
Conversion of Series B Preferred to common shares	-	-	(8,032)	-	-	-	-	-	80,320,000	803	(803)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	-	-	589,950,000	5,900	(5,900)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	15,865	-	-	15,865
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	(24,791)	-	(24,791)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(232,022)	(232,022)

Balance - March 31, 2024	7,000,000	$70	371,843	$4	12,280	$-	-	$-	13,158,326,233	$131,583	$101,967,491	$(146,935)	$(103,761,764)	$(1,809,551)

Stock issued for:
Services	-	-	-	-	70	-	-	-	40,000,000	400	97,600	-	-	98,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,658,126,241	26,582	1,504,568	-	-	1,531,150
Conversion of Series B Preferred to common shares	-	-	(3,500)	-	-	-	-	-	35,000,000	350	(350)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	-	-	350,000,000	3,500	241,500	-	-	245,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	10,577	-	-	10,577
Warrant purchases	-	-	-	-	-	-	-	-	-	-	111,000	-	-	111,000
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	146,935	-	146,935
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(2,672,642)	(2,672,642)

Balance - June 30, 2024	7,000,000	$70	368,343	$4	12,350	$-	-	$-	16,241,452,474	$162,415	$104,889,006	$-	$(106,434,406)	$(1,382,911)

Balance - January 1, 2025	7,000,000	$70	349,091	$3	12,350	$-	100,000	$1	32,748,842,520	$327,488	$114,185,329	$-	$(117,976,134)	$(3,463,243)

Stock issued for:
Accrued expenses	-	-	-	-	-	-	-	-	1,150,000,000	11,500	1,368,500	-	-	1,380,000
Exchange of warrants	-	-	-	-	30	-	-	-	634,431,833	6,345	102,984	-	-	109,329
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,258,024,833	22,580	1,131,572	-	-	1,154,152
Conversion of Series C Preferred to common shares	-	-	-	-	(758)	-	-	-	3,000,000,000	30,000	532,000	-	-	562,000
Debt discount on convertible notes	-	-	-	-	-	-	-	-	-	-	539,817	-	-	539,817
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	12,169,164	12,169,164

Balance - March 31, 2025	7,000,000	$70	349,091	$3	11,622	$-	100,000	$1	39,791,299,186	$397,913	$118,816,822	$-	$(105,806,970)	$13,407,839

Stock issued for:
Investment in MultiCortex	-	-	-	-	-	-	-	-	666,666,666	6,666	(6,666)	-	-	-
Conversion of convertible notes	-	-	-	-	-	-	-	-	937,598,591	9,376	271,904	-	-	281,280
Conversion of Series C Preferred to common shares	-	-	-	-	(197)	-	-	-	985,000,000	9,850	88,650	-	-	98,500
Conversion of Series B Preferred to common shares	-	-	(13,646)	-	-	-	-	-	136,460,000	1,365	(1,365)	-	-	-
Settlement	-	-	-	-	-	-	-	-	1,500,000,000	15,000	435,000	-	-	450,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(2,915,577)	(2,915,577)

Balance - June 30, 2025	7,000,000	$70	335,445	$3	11,425	$-	100,000	$1	44,017,024,443	$440,170	$120,560,965	$-	$(108,722,547)	$12,278,662

HUMBL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN US$)

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	JUNE 30, 2025	JUNE 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$9,253,587	$(2,904,664)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Shares issued in settlement	450,000	-
Loss on extinguishment of debt in note amendments	31,298	-
Loss on conversion of convertible notes payable	753,856	678,715
Loss on exchange of warrants for common stock	109,329	-
Loss on exchange of Series C Preferred Stock to common stock	660,500	-
Fee added to convertible notes	723,012	315,466
Interest expense recorded for discounts	539,817	-
Amortization of debt discounts	302,305	159,464
Loss on investee	616,802	-
Stock-based compensation	1,913,240	2,322,682
Gain on disposal of HUMBL.com	(16,835,929)	-
Derivative expense	638,397	-
Change in fair value of derivative liability	(55,418)	(30,204)
Gain on sale of HUMBL Financial assets	-	(2,800,000)
Changes in assets and liabilities, net of acquired amounts
Accounts payable - related party	24,549	-
Accounts payable and accrued expenses	(552,803)	311,329
Total adjustments	(10,681,045)	957,452

Net cash used in operating activities of continuing operations	(1,427,458)	(1,947,212)
Net cash provided by operating activities of discontinued operations	231	606,414
Net cash used in operating activities	(1,427,227)	(1,340,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition by WSCG	2,000,000	-

Net cash provided by investing activities	2,000,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	12,000	-
Payments of related party notes payable	(404,711)	-
Repayment of convertible notes payable	-	(219,390)
Proceeds from sales of warrants	-	111,000
Repayment of notes payable	(750,000)	-
Proceeds from convertible notes payable	675,000	1,097,987
Net cash (used in) provided by financing activities	(467,711)	989,597

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	105,062	(351,201)

CASH - BEGINNING OF PERIOD	20,487	363,254

CASH - END OF PERIOD	$125,549	$12,053

CASH PAID DURING THE PERIOD FOR:
Interest expense	$5,938	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$41,215	$1,153
Common shares issued in settlement with BRU for accrued expenses	$1,380,000	$-
Accrued interest converted into convertible notes payable	$12,300	$-
Shares of common stock issued for warrant exchanges	$-	$5,900
Vesting of contingent consideration	$-	$565,815
Conversion of convertible notes payable, derivative liability and accrued interest for common stock	$1,785,897	$1,558,590
Changes in SAS 121 recognition of assets and liabilities	$-	$21,658

HUMBL, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

JUNE 30, 2025

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

On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024. On May 21, 2025, the Company increased its authorized common shares to 85,000,000,000 shares pursuant to the Definitive 14C filed in April 2025.

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

The HoldCo Units represent approximately 48.6% of the outstanding equity in WSCG. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. The Company in August 2025 upon the receipt of a fairness opinion exchanged approximately 83% of their HoldCo Units for redemption of Series C Preferred Shares and a settlement with BRU for another approximately 10% of their HoldCo Units. The Company intends to hold the remaining HoldCo Units to maintain exposure to WSCG’s performance and the Company assets purchased by WSCG. The transfer of the Company assets to WSCG took place on February 27, 2025.

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

As of June 30, 2025, we had $125,549 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to WSCG. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $7,721,338 and $23,693,753 as of June 30, 2025 and December 31, 2024, respectively. The majority of our current liabilities are in the form of our liability to issue common shares in the acquisition of FinCapital, long-term debt and notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital is the direct result of our investment in WSCG Holdco as well as reductions of notes payable, accrued interest and accrued expenses as well as the receipt of the remaining balance owed by WSCG received in the six months ended June 30, 2025. A significant portion of the investment in WSCG Holdco received in February 2025 was exchanged for Series C Preferred shares in July 2025. The Company’s assets as of December 2, 2024 were sold and the Company commenced a new business with the purchase of the magnesium silicate. The Company anticipates entering into profitable businesses upon the sale of the magnesium silicate. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,427,227 and $1,340,798 for the six months ended June 30, 2025 and 2024, respectively. The $86,429 increase in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2024 to 2025, such as the gain on sale of HUMBL Financial assets, gain on sale of HUBML.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the six months ended June 30, 2025 and 2024 other than the balance of the proceeds received from WSCG for the sale of HUMBL.com in the amount of $2,000,000.

Cash (used in) provided by financing activities was $(467,711) and $989,597 for the six months ended June 30, 2025 and 2024, respectively. In 2024, the Company raised $1,097,987 from the proceeds from convertible notes, $111,000 from proceeds for the sale of warrants, as well as repayments of convertible notes payable of $219,390. In 2025, we raised $675,000 from proceeds of convertible notes payable and $12,000 from related party notes payable. In addition, in 2025, we repaid $404,711 in related party notes and $750,000 in related party notes payable.

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

Reclassification

The Company has reclassified certain amounts in the 2024 financial statements to comply with the 2025 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the six months ended June 30, 2024.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of June 30, 2025 and December 31, 2024, respectively. The Company has at times maintained cash balances in excess of the FDIC insured limit at a single bank.

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

The Company has no revenue from continuing operations for the six months ended June 30, 2025 and 2024, respectively.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. As of June 30, 2025, the Company has approximately 22.5 billion shares of common stock equivalents.

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

NOTE 3: DISCONTINUED OPERATIONS

IXAYA

Effective April 1, 2024, the Company and Ixaya agreed to terminate the Ixaya SPA and continue working together on certain projects in a contractor role. In this agreement, Ixaya will keep the shares previously issued to them when they were acquired and the Company would deconsolidate Ixaya as of April 1, 2024. The operations of Ixaya for the six months ended June 30, 2024 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the six months ended June 30, 2024.

Revenue	$236,038
Operating expenses	686,356
Other non-operating expenses	131
Net loss from discontinued operations	$(450,449)

The Company reflected the following loss on disposal for the six months ended June 30, 2024 related to the deconsolidation of Ixaya:

Cash	$(5,101)
Accumulated comprehensive income	(146,935)
Bank loan	6,434
Accounts payable and accrued expenses	84,801
Due to officer	34,525

Net loss on disposal	$(26,276)

HUMBL.com

Effective December 2, 2024, the Company entered into an Asset Purchase Agreement with WSCG to sell their assets to WSCG as discussed in Note 1. The Company received $3,037,500 in cash and debt cancellation and an investment in HoldCo in the amount of $17,000,000 for a total purchase price of $20,000,000. The operations of HUMBL.com, which includes the operations of the HUMBL Chile division for the six and three months ended June 30, 2025 and 2024 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the six months ended June 30, 2025.

Revenue	$-
Operating expenses	(36,344)

Net income from discontinued operations	$(36,344)

The Company reclassified the following operations to discontinued operations for the three months ended June 30, 2025.

Revenue	$-
Operating expenses	(46,476)

Net loss from discontinued operations	$(46,476)

The Company reclassified the following operations to discontinued operations for the six months ended June 30, 2024.

Revenue	$263,197
Operating expenses	1,302,638

Net loss from discontinued operations	$(1,039,441)

The Company reclassified the following operations to discontinued operations for the three months ended June 30, 2024.

Revenue	$156,855
Operating expenses	613,951

Net loss from discontinued operations	$(457,096)

The Company reflected the following gain on disposal for the six months ended June 30, 2025 related to the sale of HUMBL.com, which includes the ownership of HoldCo (the entire gain on disposal occurred in the three months ended March 31, 2025):

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

The Company’s magnesium silicate is a raw material used in the creation of fertilizer and other industrial applications. The Company agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. HUMBL will pay $4,000,000 of the purchase price through the issuance of 10,000,000,000 common share to Ybyrá ($0.0004 per share). The remaining $16,000,000 in common shares will be issued following a recapitalization event that provides sufficient authorized shares to make the issuance. None of these have been paid as of June 30, 2025 or August 5, 2025.

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

WSCG Holdco

On December 2, 2024, following execution of the Stock Purchase Agreement, the Company entered into an Asset Purchase Agreement with WSCG, and HoldCo. Pursuant to the Asset Purchase Agreement, the Company sold all of its assets to WSCG. In consideration for the purchase of the Company’s assets, WSCG agreed to: (a) pay the Company $3,037,500; (b) issue 2,455,556 shares of WSCG Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was previously paid in cash by WSCG to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of WSCG was cancelled. The remaining $2,000,000 of the cash purchase price was paid by WSCG on April 1, 2025. The value of the HoldCo Units held by the Company at the time of the acquisition by WSCG is $17,000,000 based on the percentage that HoldCo owns in WSCG based on the last valuation of WSCG. The Company agreed that WSCG would not contribute any real estate assets and WSCG would be solely a technology company in exchange for a larger percentage of WSCG owned by the Company through HoldCo.

The HoldCo Units represent approximately 48.6% of the outstanding equity in WSCG. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. Through August 6, 2025, the Company accounted for the 48.6% interest in WSCG as an equity method investment. Upon the exchanges noted above, as of August 7, 2025, the Company will now treat the interest in WSCG as a cost method investment. The carrying amount of the investment as of June 30, 2025 is $16,383,198 calculated as follows:

Balance – January 1, 2025	$-
Initial investment	17,000,000
Share of net loss	(616,802)
Dividends received	-
Balance – June 30, 2025	$16,383,198

In July 2025, the Company exchanged 9,470 shares of Series C Preferred Stock for approximately 83% of the units the Company holds in WSCG Holdco. The Company recorded a loss of $14,000,000 on this transaction.

Additionally, in August 2025, the Company granted BRU approximately 10% of its holdings in HoldCo as part of their settlement with them. The Company recorded a loss of $1,621,171 on this transaction.

For the period February 27, 2025 through June 30, 2025, there have been no indicators of impairment identified.

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

As of June 30, 2025, the Company has no amounts outstanding.

NOTE 8: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of June 30, 2025 and December 31, 2024. The chart below does not include notes payable that were repaid or converted during 2024, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of those notes:

	June 30, 2025	December 31, 2024

Note payable with a trust related to a director of the Company dated May 13, 2024 for a period of one year maturing May 13, 2025 at 6% interest. Note was repaid in April 2025.	$-	$20,000

Note payable with a trust related to a director of the Company dated June 27, 2024 for a period of one year maturing June 27, 2025 at 6% interest. Note was repaid in April 2025.	-	12,500

Note payable with a trust related to a director of the Company dated January 21, 2025 for a one-year period maturing January 21, 2026 at 6% interest. Note was repaid in April 2025.	-	-

Note payable with a partnership controlled by the family of one of the Company’s directors dated August 7, 2024 at 6% interest that matured February 7, 2025. Note was repaid in April 2025.	-	353,000

Total	-	385,500
Less: Current portion	-	(385,500)
Less: Discount	-	-
Long-term debt	$-	$-

Interest expense for the six months ended June 30, 2025 and 2024 was $6,058 and $169, respectively.

The Company received $12,000 at 6% interest from a trust related to a director of the Company on January 21, 2025.

All of the notes listed above were repaid in April 2025.

NOTE 9: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible notes payable as follows as of June 30, 2025 and December 31, 2024. The chart below does not include convertible notes payable that were repaid or converted during 2024. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2024 for a full description of those notes:

	June 30, 2025	December 31, 2024

Convertible notes entered into July 26, 2023 due July 26, 2024 into common shares equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. $340,000 of these notes were converted in 2024 and $35,000 was converted in 2025.	$-	$35,000

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting. $359,743 was converted during 2024 and the remaining amounts were converted in 2025.	-	225,257

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance; note is in default and a $242,000 default fee was added to the note in March 2025. This note was amended May 16, 2025.	484,000	242,000

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	133,100

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	133,100

Convertible note payable entered into April 2, 2024, with a maturity date of April 2, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	133,100

Convertible note payable entered into April 23, 2024, with a maturity date of October 22, 2025, at 10% interest per annum. This note was amended May 16, 2025 and $12,300 of interest accrued was added to the principal amount of the note.	135,300	123,000

Convertible note payable entered into April 15, 2024, with a maturity date of October 15, 2025, at 10% interest per annum, which was converted in 2025	-	122,000

Convertible note payable entered into May 22, 2024, with a maturity date of November 22, 2025, at 10% interest per annum. This note was amended May 16, 2025.	123,000	123,000

Convertible note payable entered into December 5, 2024, with a maturity date of September 15, 2025, at 12% interest per annum. This note was fully converted in June 2025.	-	93,150

Convertible note payable entered into February 4, 2025, with a maturity date of November 15, 2025, with a one-time interest charge of $13,500. Amounts due in 4 installments commencing on August 15, 2025 monthly through November 15, 2025.	103,500	-

Convertible note payable entered into June 9, 2025, with a maturity date of June 9, 2026, at 10% interest per annum.	110,000	-

Convertible note payable entered into March 14, 2025, with a maturity date of March 14, 2026, one time interest charge assessed upon issuance of $55,000. Note was for $605,000.	605,000	-

	2,359,400	1,362,707
Less: Current portion	(1,812,969)	(1,325,673)
Less: Discounts	(546,431)	(37,034)
Long-term debt	$-	$-

On July 26, 2023, the Company entered into Securities Purchase Agreements with three different investors (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company issued three convertible promissory notes in the original principal amount of $125,000 and three warrants to purchase 187,500,000 shares of its common stock for a total purchase price of $375,000. The notes are due in 12 months from the issuance date, bear interest at the rate of 10% per annum and have a fixed conversion price equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. The warrants are exercisable for a period of five years, have a cashless exercise provision and an exercise price of $0.002 per share. Two of the three notes were converted in May and December 2024 with the balance of the remaining note converted in 2025. As of June 30, 2025, all the notes are fully converted.

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

On May 22, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $123,000, due November 22, 2025. An original issue discount of $10,000 on the note was included in the initial principal balance and a debt discount of the remaining $113,000 for the derivative liability component. The Company received $113,000 in net proceeds in connection with this transaction. Note became fixed with respect to the conversion price to $0.0000823 per share in May 2025. As of June 30, 2025, as a result of the note amendment and the conversion price being fixed, the balance of the derivative liability was reclassified to additional paid in capital, and there was $85,032 in amortization of discounts related to this note.

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

On March 14, 2025, the Company issued a $550,000 Convertible Promissory Note to Quail Hollow Capital, LLC. The purchase price for the Note was $500,000. An original issue discount of $50,000 on the note, and $555,000 in debt discount on the note was included in the initial principal balance as well as a one-time interest charge of $55,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at the lower of: (a) $0.0006; and (b) 70% of the lowest closing trade price of the Common Stock in the ten (10) trading days immediately preceding the applicable conversion date. The Company received $500,000 in net proceeds in connection with this transaction. As of June 30, 2025, there is $1,124,955 reflected in derivative liabilities and $172,801 in amortization of discounts related to this note.

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

On June 9, 2025, the Company issued a $110,000 Convertible Promissory Note to Pinnacle Consulting Services, Inc. The purchase price for the Note was $100,000 with an original issue discount of $10,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at 70% of the stock price at the conversion date. As of June 30, 2025, there is $152,336 reflected in derivative liabilities and $6,043 in amortization of discounts related to this note.

All of the convertible promissory notes as of June 30, 2025 are due in the next fiscal year, and therefore are current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the six months ended June 30, 2025 and 2024 was $18,673 and $48,665, respectively. Amortization of debt discount, and original issue discount was $302,305 and $159,464 for the six months ended June 30, 2025 and 2024, respectively. Accrued interest at June 30, 2025 and December 31, 2024 was $160,074 and $188,629, respectively. Additionally, there was $539,817 in interest expense related to previously issued warrants. A total of $32,495 of accrued interest was converted along with some of the convertible notes payable in the six months ended June 30, 2025. In the six months ended June 30, 2025, the Company recorded a loss on extinguishment of debt due to note amendments in the amount of $31,298.

The Company recognized a loss on conversion of notes of $753,856 and $678,715 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 10: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of June 30, 2025 and December 31, 2024. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2024. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of those notes:

	June 30, 2025	December 31, 2024
Monster Creative purchase – June 30, 2021	$421,830	$421,830
Less: Current portion	(421,830)	(421,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of June 30, 2025 and December 31, 2024.

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

Interest expense for the six months ended June 30, 2025 and 2024 was $10,459 and $19,279, respectively.

NOTE 11: DERIVATIVE LIABILITIES

The Company entered into several convertible notes payable, that terms include variable conversion prices. The Company evaluated these terms and determined that the conversion option on the convertible notes payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Instruments. The estimated fair value of the Derivative Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model. The following assumptions were used on June 30, 2025:

Six Months Ended June 30, 2025
Expected term	0.5 years
Expected volatility	361%
Expected dividend yield	-
Risk-free interest rate	4.12%
Market price	$0.0002 – $0.001

Activity related to the derivative liabilities for the periods ended June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Beginning balances	$338,986	$63,316
Recognition of derivative liability on conversion options of notes	523,000	245,000
Derivative expense	638,397	79,025
Conversion of note payable	(167,674)	(33,082)
Change in fair value of derivative liabilities	(55,418)	(15,273)
Ending balances	$1,277,291	$338,986

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, 20,000 shares of Series C Preferred Stock, and 250,000 shares of Series D Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

During the three months ended June 30, 2025 and 2024, there were 13,646 and 3,500 shares of Series B Preferred Stock converted into 136,460,000 and 35,000,000 shares of common stock, respectively.

As of June 30, 2025, the Company has 335,445 shares of Series B Preferred Stock issued and outstanding.

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

During the three months ended June 30, 2025, there were 197 shares of Series C Preferred Stock exchanged into 985,000,000 shares of common stock. The Company lost $98,500 in the exchange.

In addition, in July 2025, 9,470 shares of Series C Preferred Stock were issued in an exchange of units held in WSCG HoldCo, which resulted in a $14,000,000 loss on that investment.

As of June 30, 2025, there are 11,425 shares of Series C Preferred Stock issued and outstanding.

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

Common Stock

The Company has 85,000,000,000 shares of common stock, par value $0.00001, authorized as of May 21, 2025, increased from 50,000,000,000. The Company has 44,017,024,443 and 32,748,842,520 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000 shares. On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024. On May 21, 2025, the Company increased its authorized common shares to 85,000,000,000 pursuant to the Definitive 14C filed April 30, 2025.

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

In the three months ended March 31, 2025, the Company: issued (a) 1,150,000,000 shares for an accrued expense valued at $1,380,000; (b) 634,431,833 shares in exchange for warrants valued at $109,329, which represents a loss on the exchange. The Company received $111,000 for the warrants in April 2024; (c) 2,258,024,833 shares for conversion of notes payable and accrued interest valued at $1,154,152 that includes a loss on conversion of these shares in the amount of $577,315; and (d) issued 3,000,000,000 shares of common stock in exchange of 758 Series C Preferred shares, and the Company lost $562,000 in the exchange.

In the three months ended June 30, 2025, the Company: issued (a) 937,598,591 shares for conversion of notes payable and accrued interest valued at $281,280 that includes a loss on conversion of these shares in the amount of $176,541; (b) 985,000,000 shares of common stock in exchange of 197 Series C Preferred shares, and the Company lost $98,500 in the exchange; (c) 136,460,000 shares of common stock in conversion of Series B Preferred shares for 13,646 shares of Series B Preferred shares; (d) 1,500,000,000 shares of common stock in a settlement valued at $450,000; and (e) 666,666,666 shares of common stock originally valued at $200,000 to two of the principals of Multicortex as required under the Joint Venture Agreement, however, this agreement was terminated July 21, 2025 and thus has no economic value. The shares are in process to be cancelled.

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

The following represents a summary of the warrants:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,733,509,804	$0.0206	1,101,509,804	$0.03257
Granted	-	-	895,000,000	0.00075
Exercised	-	-	-	-
Forfeited/Exchanged	(75,000,000)	-	(263,000,000)	-
Expired	-	-	-	-
Ending balance	1,658,509,804	$0.02151	1,733,509,804	$0.0206
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	2.74		3.69

As of June 30, 2025, 1,658,509,804 warrants are vested.

For the six months ended June 30, 2025 and 2024, the Company incurred stock-based compensation expense of $1,913,240 and $1,913,239, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of June 30, 2025, there remains unrecognized stock-based compensation expense related to these warrants of $3,402,377 comprising of service-based grants through June 30, 2026.

The Company recorded $539,817 in interest expense related to previously issued warrants.

Options

As of June 30, 2025, 5,000,000 of the May 26, 2022 options as well as 630,000 options issued in 2021 have been forfeited. As of June 30, 2025, 3,660,000 options are exercisable.

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,660,000	$0.0983	3,660,000	$0.0983
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	3,660,000	$0.0983	3,660,000	$0.0983
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	6.91		7.91

For the six months ended June 30, 2025 and 2024, the Company incurred stock-based compensation expense of $0 and $26,441, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the Black-Scholes calculation using the assumptions reflected in the chart below for the service-based grants.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	3,350,000	$0.1689
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	-	-	(3,350,000)	-
Ending balance	-	$-	-	$-

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

For the six months ended June 30, 2024, the Company amortized $565,815 of the contingent consideration to additional paid in capital, respectively for the RSUs.

NOTE 13: RELATED-PARTY TRANSACTIONS

As of June 30, 2025, the Company has outstanding $24,549 to WSCG which represents advances made above the expenses related to credit card charges made for that company.

NOTE 14: LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware. On October 30, 2023, we filed a Motion to Dismiss the lawsuit with the District Court of Delaware which the parties have fully briefed. On March 27, 2025, the court granted our motion and dismissed the case without prejudice. On April 10, 2025, the plaintiffs filed an amended complaint. On May 15, 2025, we filed a Motion to Dismiss the amended complaint with the District Court of Delaware. The Motion to Dismiss has been fully briefed by parties, and we are currently awaiting the court’s decision on the Motion. We intend to vigorously defend the actions of the defendants and contest what we believe are baseless claims.

On July 14, 2022, we were named as a defendant in a shareholder derivative class action lawsuit filed in the Delaware Chancery Court styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620). This case alleges the same claims as the Pasquinelli litigation described above and also seeks unspecified monetary damages. This case is stayed during the pendency of the shareholder lawsuit described above.

NOTE 15: COMMITMENTS

BRU, LLC

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

The Company agreed to make two cash payments to BRU: $100,000 within 10 days following the execution of the Agreement and $400,000 through a Note with an 18-month term that bears no interest unless there is an event of default. The $400,000 cash payments under the Note are due and payable as follows: $100,000 within 45 days after the execution date; (b) $200,000 on the date that is one year from the execution date; and (c) $100,000 on or before the maturity date. The Company agreed to pay BRU $41,666.67 a month for the term of the agreement (subject to annual inflation adjustments) for ongoing technology development services provided by BRU.

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

Multicortex Joint Venture

On April 3, 2025, HUMBL entered into a Joint Venture Agreement with Multicortex, LLC. Multicortex is a company focusing on artificial intelligence and high-performance computing. Pursuant to the agreement, HUMBL acquired a 51% interest in Multicortex. In exchange, HUMBL will contribute 15% of any funds it raises in any Regulation A+ offering (up to $3,000,000) to fund development of Multicortex’s suite of products. The Company issued 666,666,666 shares of common stock originally valued at $200,000 to two of the principals of Multicortex as required under the Joint Venture Agreement, however, this agreement was terminated July 21, 2025 and thus has no economic value. The shares are in process to be cancelled. For the period April 3, 2025 through termination, there was no activity in this joint venture.

NOTE 16: SUBSEQUENT EVENTS

In July 2025, the Company issued 800,000,000 shares of common stock in conversion of $100,000 in convertible notes payable – related parties. The Company recorded a loss of $140,000 on this conversion.

The HoldCo Units represent approximately 48.6% of the outstanding equity in WSCG. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. The Company in August 2025 upon the receipt of a fairness opinion exchanged approximately 83% of their HoldCo Units for redemption of Series C Preferred Shares and a settlement with BRU for another approximately 10% of their HoldCo Units. The Company intends to hold the remaining HoldCo Units to maintain exposure to WSCG’s performance and the Company assets purchased by WSCG. The transfer of the Company assets to WSCG took place on February 27, 2025.

In July 2025, the Company exchanged 9,470 shares of Series C Preferred Stock for approximately 83% of the units the Company holds in WSCG Holdco. The Company recorded a loss of $14,000,000 on this transaction.

Additionally, in August 2025, the Company granted BRU approximately 10% of its holdings in HoldCo as part of their settlement with them. The Company recorded a loss of $1,621,171 on this transaction.

The Company cancelled the joint venture agreement on July 21, 2025 with Multicortex.

The Company issued 1,862,068,966 shares of stock in conversion of $103,500 in convertible notes payable.

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

Results of Continuing Operations for the Six Months Ended June 30, 2025 and 2024

The following table sets forth the summary operations for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30, 2025	June 30, 2024

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Professional Fees	$851,402	$638,586
Settlement	$450,000	$-
General and Administrative Expenses	$1,970,468	$2,340,593
Interest Expense	$(1,289,747)	$(401,344)
Gain on sale of HUMBL financial assets	$-	$2,800,000
Amortization of Debt Discounts	$(302,305)	$(159,464)
Loss on investee	$(616,802)	$-
Change in fair value of derivative liabilities	$55,418	$30,204
Derivative expense	$(638,397)	$-
Loss on extinguishment of debt	$(31,298)	$-
Loss on exchange of warrants to common stock	$(109,329)	$-
Loss on exchange of Series C Preferred Stock to common stock	$(660,500)	$-
Loss on conversion of convertible notes payable	$(753,856)	$(678,715)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(7,618,686)	$(1,388,498)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the six months ended June 30, 2025 and 2024 are related to our operations that are reflected in discontinued operations. The Company has recently acquired FinCapital which consisted of one singular asset which were minerals located in Brazil. The minerals are magnesium silicate.

Operating Expenses (including Settlement)

Operating expenses for the six months ended June 30, 2024 were $2,979,179 as compared to $3,271,870 for the six months ended June 30, 2025, an increase of $292,691. Operating expenses consist of professional fees, settlement expenses and general and administrative expenses as fully described below. We expect our professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor due to the change in our business operations as the variance related mostly to the settlement made in the amount of $450,000.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the six months ended June 30, 2024 were $638,586 compared to $851,402 for the six months ended June 30, 2025. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting. We expect that these costs will increase during the remainder of 2025 as we transition out of the HUMBL.com business.

General and Administrative

General and administrative expenses for the six months ended June 30, 2024 were $2,340,593 compared with $1,970,468 for the six months ended June 30, 2025. The decrease in general and administrative expenses was $370,125. Much of the decrease in general and administrative expenses relates to decreases in payroll and payroll-related expenses due to less personnel employed.

Other Income (Expense)

In the six months ended June 30, 2024 we incurred $1,590,681 in net other income, compared to $4,346,816 in other expenses in the six months ended June 30, 2025, an increase of $5,937,497 in other expenses. The other expenses relate to amortization of discounts, interest expense and losses on the conversion of convertible notes and exchanges in warrants and Series C Preferred Stock and a loss on investee. In 2024, we incurred other income from the gain on the sale of HUMBL financial assets in the amount of $2,800,000.

Net Loss from Continuing Operations

Net loss from continuing operations for the six months ended June 30, 2024 was ($1,388,498) as compared to a net loss of ($7,618,686) for the six months ended June 30, 2025. The $6,230,188 increase in the net loss was due to the changes noted herein.

Results of Continuing Operations for the Three Months Ended June 30, 2025 and 2024

The following table sets forth the summary operations for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30, 2025	June 30, 2024

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Professional Fees	$459,541	$319,398
Settlement	$450,000	$-
General and Administrative Expenses	$981,836	$1,141,750
Interest Expense	$(21,925)	$(304,514)
Amortization of Debt Discounts	$(184,831)	$(91,712)
Loss on investee	$(548,637)	$-
Change in fair value of derivative liabilities	$43,845	$9
Derivative expense	$(52,789)	$-
Loss on extinguishment of debt	$(31,298)	$-
Loss on exchange of Series C Preferred Stock to common stock	$(98,500)	$-
Loss on conversion of convertible notes payable	$(176,541)	$(331,905)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(2,962,053)	$(2,189,270)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the three months ended June 30, 2025 and 2024 are related to our operations that are reflected in discontinued operations. The Company has recently acquired FinCapital which consisted of one singular asset which were minerals located in Brazil. The minerals are magnesium silicate.

Operating Expenses (including Settlement)

Operating expenses for the three months ended June 30, 2024 were $1,461,148 as compared to $1,891,377 for the three months ended June 30, 2025, an increase of $430,229. Operating expenses consist of professional fees, settlement expenses and general and administrative expenses as fully described below. We expect our professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor due to the change in our business operations as the variance related mostly to the settlement made in the amount of $450,000.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended June 30, 2024 were $319,398 compared to $459,541 for the three months ended June 30, 2025. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting. We expect that these costs will decrease during the remainder of 2025 as we transition out of the HUMBL.com business.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 were $1,141,750 compared with $981,836 for the three months ended June 30, 2025. The decrease in general and administrative expenses was $159,914. Much of the decrease in general and administrative expenses relates to decreases in payroll and payroll-related expenses due to less personnel employed.

Other Income (Expense)

In the three months ended June 30, 2024 we incurred ($728,122) in other expenses, compared to ($1,070,676) in other expenses in the three months ended June 30, 2025, an increase of $342,554 in other expenses. The other expenses relate to amortization of discounts, interest expense and losses on the conversion of convertible notes and exchanges in warrants and Series C Preferred Stock and a loss on investee.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended June 30, 2024 was ($2,189,270) as compared to a net loss of ($2,962,053) for the three months ended June 30, 2025. The $772,783 increase in the net loss was due to the changes noted herein.

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

As of June 30, 2025, we had $125,549 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to WSCG. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $7,721,338 and $23,693,753 as of June 30, 2025 and December 31, 2024, respectively. The majority of our current liabilities are in the form of our liability to issue common shares in the acquisition of FinCapital, long-term debt and notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital is the direct result of our investment in WSCG Holdco as well as reductions of notes payable, accrued interest and accrued expenses as well as the receipt of the remaining balance owed by WSCG received in the six months ended June 30, 2025. A significant portion of the investment in WSCG Holdco received in February 2025 was exchanged for Series C Preferred shares in July 2025. The Company’s assets as of December 2, 2024 were sold and the Company commenced a new business with the purchase of the magnesium silicate. The Company anticipates entering into profitable businesses upon the sale of the magnesium silicate. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,427,227 and $1,340,798 for the six months ended June 30, 2025 and 2024, respectively. The $86,429 increase in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2024 to 2025, such as the gain on sale of HUMBL Financial assets, gain on sale of HUBML.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the six months ended June 30, 2025 and 2024 other than the balance of the proceeds received from WSCG for the sale of HUMBL.com in the amount of $2,000,000.

Cash (used in) provided by financing activities was $(467,711) and $989,597 for the six months ended June 30, 2025 and 2024, respectively. In 2024, the Company raised $1,097,987 from the proceeds from convertible notes, $111,000 from proceeds for the sale of warrants, as well as repayments of convertible notes payable of $219,390. In 2025, we raised $675,000 from proceeds of convertible notes payable and $12,000 from related party notes payable. In addition, in 2025, we repaid $404,711 in related party notes and $750,000 in related party notes payable.

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

Off-Balance Sheet Arrangements

As June 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q

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

HUMBL, Inc.

Date: August 14, 2025	By:	/s/ THIAGO MOURA
Thiago Moura
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

