Form 10-Q
period 2025-09-30
HUMBL, INC.
filed 2025-11-14
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

There were 50,462,426,743 shares of the Registrant’s common stock outstanding as of November 14, 2025.

HUMBL, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

HUMBL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (IN US$)

SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(UNAUDITED)
ASSETS

Current Assets:
Cash	$5,461	$20,487
Investment - WSCG HoldCo	1,229,510	-
Current assets of discontinued operations	-	2,971,906

Total Current Assets	1,234,971	2,992,393

Non-Current Assets:
Minerals	20,000,000	20,000,000
Non-current assets of discontinued operations	-	230,510

Total Non-Current Assets	20,000,000	20,230,510

TOTAL ASSETS	$21,234,971	$23,222,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$728,693	$2,671,043
Accounts payable - related party	51,570	-
Derivative liabilities	768,375	338,986
Liability for stock to be issued - acquisition of FinCapital	-	20,000,000
Advances on purchase of assets by WSCG	-	1,037,500
Current portion of notes payable	-	750,000
Current portion of notes payable - related parties	-	385,500
Convertible notes payable - related parties, net of discount	321,830	421,830
Current portion of convertible notes payable, net of discount	1,798,804	1,080,673
Current liabilities of discontinued operations	-	614

Total Current Liabilities	3,669,272	26,686,146

Total Liabilities	3,669,272	26,686,146

Commitments and contingency	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized, 20,000 Series C Preferred stock authorized and 250,000 Series D Preferred stock authorized

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 335,445 and 349,091 shares issued and outstanding, respectively	3	3
Series C Preferred, par value $0.00001, 2,521 and 12,350 shares issued and outstanding, respectively	-	-
Series D Preferred, par value $0.00001, 100,000 and 100,000 shares issued and outstanding, respectively	1	1
Common stock, par value, $0.00001, 85,000,000,000 shares authorized, 48,262,426,743 and 32,748,842,520 issued and outstanding, respectively	482,624	327,488
Additional paid in capital	142,882,544	114,185,329
Accumulated deficit	(125,799,543)	(117,976,134)
Accumulated other comprehensive income (loss)	-	-

Total Stockholders’ Equity (Deficit)	17,565,699	(3,463,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,234,971	$23,222,903

The accompanying notes are an integral part of these consolidated financial statements.

HUMBL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN US$)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2025	2024	2025	2024
CONTINUING OPERATIONS:

REVENUES	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS (LOSS) PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	980,946	735,623	129,544	97,037
Settlement	2,086,171	210,000	1,636,171	210,000
General and administrative expenses	3,188,690	3,123,801	1,218,222	783,208

Total Operating Expenses	6,255,807	4,069,424	2,983,937	1,090,245

OPERATING LOSS	(6,255,807)	(4,069,424)	(2,983,937)	(1,090,245)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(1,295,455)	(438,824)	(5,708)	(37,480)
Gain on sale of HUMBL Financial assets	-	2,800,000	-	-
Amortization of debt discounts	(489,641)	(243,310)	(187,336)	(83,846)
Loss on investee	(846,140)	-	(229,338)	-
Change in fair value of derivative liability	192,236	30,234	136,818	30
Derivative expense	(638,397)	-	-	-
Loss on investment in WSCG HoldCo	(13,303,179)	-	(13,303,179)	-
Loss on extinguishment of debt	(31,298)	-	-	-
Loss on exchange of warrants to common stock	(109,329)	-	-	-
Loss on exchange of Series C Preferred Stock to common stock	(660,500)	-	-	-
Loss on conversion of convertible notes payable	(1,258,172)	(942,663)	(504,316)	(263,948)

Total Non-Operating Income (Expenses)	(18,439,875)	1,205,437	(14,093,059)	(385,244)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(24,695,682)	(2,863,987)	(17,076,996)	(1,475,489)

DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations	36,344	(2,345,371)	-	(855,481)
Gain (loss) on disposal of discontinued operations	16,835,929	(26,276)	-	-
Total discontinued operations	16,872,273	(2,371,647)	-	(855,481)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(7,823,409)	(5,235,634)	(17,076,996)	(2,330,970)

Provision for income taxes	-	-	-	-

NET LOSS	$(7,823,409)	$(5,235,634)	$(17,076,996)	$(2,330,970)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	0.00	(0.00)	0.00	(0.00)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	40,994,797,767	15,015,520,912	46,256,242,335	18,165,420,785

The accompanying notes are an integral part of these consolidated financial statements.

HUMBL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (IN US$)

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - January 1, 2024	7,000,000	$70	379,875	$4	12,280	$-	-	$-	11,263,429,223	$112,634	$99,413,439	$(122,144)	$(103,529,742)	$(4,125,739)

Stock issued for:
Services	-	-	-	-	-	-	-	-	50,000,000	500	39,500	-	-	40,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	1,174,627,010	11,746	982,955	-	-	994,701
Conversion of Series B Preferred to common shares	-	-	(8,032)	-	-	-	-	-	80,320,000	803	(803)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	-	-	589,950,000	5,900	(5,900)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	15,865	-	-	15,865
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	-	-	565,815	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	(24,791)	-	(24,791)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(232,022)	(232,022)

Balance - March 31, 2024	7,000,000	$70	371,843	$4	12,280	$-	-	$-	13,158,326,233	$131,583	$101,967,491	$(146,935)	$(103,761,764)	$(1,809,551)

Stock issued for:
Services	-	-	-	-	70	-	-	-	40,000,000	400	97,600	-	-	98,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,658,126,241	26,582	1,504,568	-	-	1,531,150
Conversion of Series B Preferred to common shares	-	-	(3,500)	-	-	-	-	-	35,000,000	350	(350)	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	-	-	350,000,000	3,500	241,500	-	-	245,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	10,577	-	-	10,577
Warrant purchases	-	-	-	-	-	-	-	-	-	-	111,000	-	-	111,000
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	146,935	-	146,935
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(2,672,642)	(2,672,642)

Balance - June 30, 2024	7,000,000	$70	368,343	$4	12,350	$-	-	$-	16,241,452,474	$162,415	$104,889,006	$-	$(106,434,406)	$(1,382,911)

Stock issued for:
Services	-	-	-	-	-	-	100,000	1	55,000,000	550	269,949	-	-	270,500
Conversion of convertible notes	-	-	-	-	-	-	-	-	1,907,115,384	19,071	508,853	-	-	527,924
Conversion of Series B Preferred to common shares	-	-	(1,415)	-	-	-	-	-	14,150,000	141	(141)	-	-	-
Settlement	-	-	-	-	-	-	-	-	700,000,000	7,000	203,000	-	-	210,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(2,330,970)	(2,330,970)

Balance - September 30, 2024	7,000,000	$70	366,928	$4	12,350	$-	100,000	$1	18,917,717,858	$189,177	$106,827,287	$-	$(108,765,376)	$(1,748,837)

Balance - January 1, 2025	7,000,000	$70	349,091	$3	12,350	$-	100,000	$1	32,748,842,520	$327,488	$114,185,329	$-	$(117,976,134)	$(3,463,243)

Stock issued for:
Accrued expenses	-	-	-	-	-	-	-	-	1,150,000,000	11,500	1,368,500	-	- #	1,380,000
Exchange of warrants	-	-	-	-	30	-	-	-	634,431,833	6,345	102,984	-	-	109,329
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,258,024,833	22,580	1,131,572	-	-	1,154,152
Conversion of Series C Preferred to common shares	-	-	-	-	(758)	-	-	-	3,000,000,000	30,000	532,000	-	-	562,000
Debt discount on convertible notes	-	-	-	-	-	-	-	-	-	-	539,817	-	-	539,817
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	12,169,164	12,169,164

Balance - March 31, 2025	7,000,000	$70	349,091	$3	11,622	$-	100,000	$1	39,791,299,186	$397,913	$118,816,822	$-	$(105,806,970)	$13,407,839

Stock issued for:
Investment in MultiCortex	-	-	-	-	-	-	-	-	666,666,666	6,666	(6,666)	-	- #	-
Conversion of convertible notes	-	-	-	-	-	-	-	-	937,598,591	9,376	271,904	-	-	281,280
Conversion of Series C Preferred to common shares	-	-	-	-	(197)	-	-	-	985,000,000	9,850	88,650	-	-	98,500
Conversion of Series B Preferred to common shares	-	-	(13,646)	-	-	-	-	-	136,460,000	1,365	(1,365)	-	-	-
Settlement	-	-	-	-	-	-	-	-	1,500,000,000	15,000	435,000	-	-	450,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(2,915,577)	(2,915,577)

Balance - June 30, 2025	7,000,000	$70	335,445	$3	11,425	$-	100,000	$1	44,017,024,443	$440,170	$120,560,965	$-	$(108,722,547)	$12,278,662

Stock issued for:
Conversion of WSCG HoldCo units for Series C Preferred	-	-	-	-	(8,904)	-	-	-	-	-	-	-	- #	-
Conversion of convertible notes	-	-	-	-	-	-	-	-	4,062,068,966	40,620	1,141,793	-	-	1,182,413
Cancellation of common shares in MultiCortex transaction	-	-	-	-	-	-	-	-	(666,666,666)	(6,666)	6,666	-	-	-
Settlement	-	-	-	-	-	-	-	-	850,000,000	8,500	(8,500)	-	-	-
Related party gain on Thiago Moura settlement	-	-	-	-	-	-	-	-	-	-	20,000,000	-	-	20,000,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	225,000	-	-	225,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(17,076,996)	(17,076,996)

Balance - September 30, 2025	7,000,000	$70	335,445	$3	2,521	$-	100,000	$1	48,262,426,743	$482,624	$142,882,544	$-	$(125,799,543)	$17,565,699

The accompanying notes are an integral part of these consolidated financial statements.

HUMBL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN US$)

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	SEPTEMBER 30,	SEPTEMBER 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(7,823,409)	$(5,235,634)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued in settlement	450,000	210,000
Loss on extinguishment of debt in note amendments	31,298	-
Loss on conversion of convertible notes payable	1,258,172	942,663
Loss on exchange of warrants for common stock	109,329	-
Loss on exchange of Series C Preferred Stock to common stock	660,500	-
Fee added to convertible notes	727,510	327,966
Interest expense recorded for discounts	539,817	-
Amortization of debt discounts	489,641	243,310
Loss on investee	846,140	-
Loss on settlement	1,621,171	-
Loss on investment in WSCG HoldCo	13,303,179	-
Stock-based compensation	3,094,860	3,549,802
Gain on disposal of HUMBL.com	(16,835,929)	-
Derivative expense	638,397	-
Change in fair value of derivative liability	(192,236)	(30,234)
Changes in assets and liabilities, net of acquired amounts
Accounts payable - related party	51,570	-
Accounts payable and accrued expenses	(517,556)	296,564
Total adjustments	6,275,863	5,540,071

Net cash (used in) provided by operating activities of continuing operations	(1,547,546)	304,437
Net cash provided by (used in) operating activities of discontinued operations	231	(2,140,909)
Net cash used in operating activities	(1,547,315)	(1,836,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition by WSCG	2,000,000	-

Net cash provided by investing activities	2,000,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	12,000	-
Payments of related party notes payable	(404,711)	-
Repayment of convertible notes payable	-	(314,597)
Proceeds from sales of warrants	-	111,000
Repayment of notes payable	(750,000)	-
Proceeds from convertible notes payable	675,000	1,950,988
Net cash (used in) provided by financing activities	(467,711)	1,747,391

NET DECREASE IN CASH AND RESTRICTED CASH	(15,026)	(89,081)

CASH - BEGINNING OF PERIOD	20,487	363,254

CASH - END OF PERIOD	$5,461	$274,173

CASH PAID DURING THE PERIOD FOR:
Interest expense	$5,938	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$41,215	$1,294
Common shares issued in settlement with BRU for accrued expenses	$1,380,000	$-
Accrued interest converted into convertible notes payable	$12,300	$-
Settlement with Thiago Mouro for liability to issue shares in FinCapital transaction	$20,000,000	$-
Shares of common stock issued for warrant exchanges	$-	$5,900
Vesting of contingent consideration	$-	$565,815
Conversion of convertible notes payable, derivative liability and accrued interest for common stock	$2,800,089	$2,765,229
Changes in SAB 121 recognition of assets and liabilities	$-	$21,658

The accompanying notes are an integral part of these consolidated financial statements.

HUMBL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

SEPTEMBER 30, 2025

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

The HoldCo Units represented approximately 48.6% of the outstanding equity in WSCG. The Company in August 2025 upon the receipt of a fairness opinion exchanged approximately 83% of their HoldCo Units for redemption of Series C Preferred Shares and a settlement with BRU for another approximately 10% of their HoldCo Units. The Company intends to hold the remaining HoldCo Units to maintain exposure to WSCG’s performance and the Company assets purchased by WSCG. The transfer of the Company assets to WSCG took place on February 27, 2025.

On December 2, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ybyrá Capital S.A. (“Ybyrá”) and Brian Foote, the former CEO and current director. Pursuant to the Stock Purchase Agreement: (a) HUMBL purchased 99% of the outstanding equity interests of FinCapital Credito Pagamentos e Servicos LTDA, a Brazilian company (“FinCapital”), from Ybyrá; and (b) Brian Foote sold his 7,000,000 shares of Series A Preferred Stock and 100,000 shares of Series D Preferred Stock of the Company (the “Control Shares”) to Ybyrá. With the purchase of the Control Shares, Ybyrá became the controlling stockholder of the Company. FinCapital had at the time of the purchase one asset which consisted of 41,500 tons of magnesium silicate with a book value of $20,000,000. Magnesium silicate is a raw material used in industrial sectors such as fertilizer, construction, ceramics, and fireproofing. As part of the transaction, FinCapital became a 99% owned subsidiary of the Company, and the Company agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest.

On September 9, 2025, the Company, Ybyrá, Brian Foote and Thiago Moura entered into a settlement agreement (“Settlement Agreement”). Pursuant to the Settlement Agreement, Ybyrá’s right to receive the Company’s common stock was cancelled, the Company agreed to issue 850 million shares of common stock to Thiago Moura (which was issued September 10, 2025), Thiago Moura resigned as Company CEO and as member of the board of directors, Brian Foote became the Company’s controlling stockholder, and the Company agreed to pay Ybyrá $10,000 per month in cash and $5,000 per month in common stock until the assignment of the FinCapital shares to Ybyrá occurs on or before December 31, 2025.

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

As of September 30, 2025, we had $5,461 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to WSCG. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $2,434,301 and $23,693,753 as of September 30, 2025 and December 31, 2024, respectively. The majority of our current liabilities are in the form of notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital is the direct result of the settlement of $20 million worth of common stock that were to be issued to Thiago Moura that have been reflected in additional paid in capital due to the related party nature of the settlement, and our investment in WSCG Holdco as well as reductions of notes payable, accrued interest and accrued expenses as well as the receipt of the remaining balance owed by WSCG received in the nine months ended September 30, 2025. A significant portion of the investment in WSCG Holdco received in February 2025 was exchanged for Series C Preferred shares in August 2025. The Company’s assets as of December 2, 2024 were sold and the Company commenced a new business with the purchase of the magnesium silicate. The Company anticipates entering into profitable businesses upon the sale of the magnesium silicate. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,547,315 and $1,836,472 for the nine months ended September 30, 2025 and 2024, respectively. The $289,157 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2024 to 2025, such as the gain on sale of HUMBL Financial assets, gain on sale of HUMBL.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the nine months ended September 30, 2025 and 2024 other than the balance of the proceeds received from WSCG for the sale of HUMBL.com in the amount of $2,000,000.

Cash (used in) provided by financing activities was $(467,711) and $1,747,391 for the nine months ended September 30, 2025 and 2024, respectively. In 2024, the Company raised $1,950,988 from the proceeds from convertible notes, $111,000 from proceeds for the sale of warrants, as well as repayments of convertible notes payable of $314,597. In 2025, we raised $675,000 from proceeds of convertible notes payable and $12,000 from related party notes payable. In addition, in 2025, we repaid $404,711 in related party notes and $750,000 in related party notes payable.

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

Reclassification

The Company has reclassified certain amounts in the 2024 financial statements to comply with the 2025 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the nine months ended September 30, 2024.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of September 30, 2025 and December 31, 2024, respectively. The Company has at times maintained cash balances in excess of the FDIC insured limit at a single bank.

Fixed Assets and Long-Lived Assets

ASC 350 and 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.

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

The Company has no revenue from continuing operations for the nine months ended September 30, 2025 and 2024, respectively.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. As of September 30, 2025, the Company has approximately 30 billion shares of common stock equivalents.

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

When such investments fall below the threshold of 20%, as is the case with WSCG HoldCo, they no longer will include the share of gains and losses of the investee and the Company will assess the value of that investment to determine whether the investment has been impaired as there is no such readily determinable market value for those investments.

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

NOTE 3: DISCONTINUED OPERATIONS

IXAYA

Effective April 1, 2024, the Company and Ixaya agreed to terminate the Ixaya SPA and continue working together on certain projects in a contractor role. In this agreement, Ixaya will keep the shares previously issued to them when they were acquired and the Company would deconsolidate Ixaya as of April 1, 2024. The operations of Ixaya for the nine months ended September 30, 2024 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the nine months ended September 30, 2024.

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

HUMBL.com

Effective December 2, 2024, the Company entered into an Asset Purchase Agreement with WSCG to sell their assets to WSCG as discussed in Note 1. The Company received $3,037,500 in cash and debt cancellation and an investment in HoldCo in the amount of $17,000,000 for a total purchase price of $20,000,000. The operations of HUMBL.com, which includes the operations of the HUMBL Chile division for the nine and three months ended September 30, 2025 and 2024 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the nine months ended September 30, 2025 (none for the three months ended September 30, 2025).

Revenue	$-
Operating expenses	(36,344)

Net loss from discontinued operations	$(36,344)

The Company reclassified the following operations to discontinued operations for the nine months ended September 30, 2024.

Revenue	$377,305
Operating expenses	2,272,227

Net loss from discontinued operations	$(1,894,922)

The Company reclassified the following operations to discontinued operations for the three months ended September 30, 2024.

Revenue	$114,108
Operating expenses	969,589

Net loss from discontinued operations	$(855,481)

The Company reflected the following gain on disposal for the nine months ended September 30, 2025 related to the sale of HUMBL.com, which includes the ownership of HoldCo (the entire gain on disposal occurred in the three months ended March 31, 2025):

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

FinCapital was to be a 99% owned subsidiary of the Company. The Company had agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. On September 9, 2025, the Company, Ybyrá, Brian Foote and Thiago Moura entered into a settlement agreement (“Settlement Agreement”), whereby Ybyrá’s right to receive the Company’s common stock is cancelled, and the Company was required to issue 850 million shares of common stock to Thiago Moura (which was issued September 10, 2025), Thiago Moura resigned as Company CEO and as a member of the board of directors, and the Company is to pay Ybyrá $10,000 per month in cash and $5,000 per month in common stock until the assignment of the FinCapital shares to Ybyrá occurs before December 31, 2025. The Company recorded $15,000 in accrued expenses for the month of September 2025 for this settlement.

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

The HoldCo Units represent approximately 48.6% of the outstanding equity in WSCG. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. Through August 6, 2025, the Company accounted for the 48.6% interest in WSCG as an equity method investment. Upon the exchanges noted above, as of August 7, 2025, the Company will now treat the interest in WSCG as a cost method investment, as opposed to an equity method investment. The carrying amount of the investment as of September 30, 2025 is $532,689 calculated as follows:

Balance – January 1, 2025	$-
Initial investment	17,000,000
Share of net loss	(846,140)
Exchange of Series C shares for HoldCo interest	(13,303,179)
Settlement with BRU for HoldCo interest	(1,621,171)
Dividends received	-
Balance – September 30, 2025	$1,229,510

In July and August 2025, the Company exchanged 8,904 shares of Series C Preferred Stock for approximately 83% of the units the Company holds in WSCG Holdco. The Company recorded a loss of $13,303,179 on this transaction.

Additionally, in August 2025, the Company granted BRU approximately 10% of its holdings in HoldCo as part of their settlement with them. The Company recorded a loss of $1,621,171 on this transaction.

For the period February 27, 2025 through September 30, 2025, there have been no indicators of impairment identified.

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

The Company plans to transfer the magnesium silicate back to Ybyrá by the end of the year, should no buyer of the magnesium silicate be found.

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

As of September 30, 2025, the Company has no amounts outstanding.

NOTE 8: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of September 30, 2025 and December 31, 2024. The chart below does not include notes payable that were repaid or converted during 2024, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of those notes:

	September 30, 2025	December 31, 2024

Note payable with a trust related to a director of the Company dated May 13, 2024 for a period of one year maturing May 13, 2025 at 6% interest. Note was repaid in April 2025.	$-	$20,000

Note payable with a trust related to a director of the Company dated June 27, 2024 for a period of one year maturing June 27, 2025 at 6% interest. Note was repaid in April 2025.	-	12,500

Note payable with a trust related to a director of the Company dated January 21, 2025 for a one-year period maturing January 21, 2026 at 6% interest. Note was repaid in April 2025.	-	-

Note payable with a partnership controlled by the family of one of the Company’s directors dated August 7, 2024 at 6% interest that matured February 7, 2025. Note was repaid in April 2025.	-	353,000

Total	-	385,500
Less: Current portion	-	(385,500)
Less: Discount	-	-
Long-term debt	$-	$-

Interest expense for the nine months ended September 30, 2025 and 2024 was $6,058 and $842, respectively.

The Company received $12,000 at 6% interest from a trust related to a director of the Company on January 21, 2025.

All of the notes listed above were repaid in April 2025.

NOTE 9: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible notes payable as follows as of September 30, 2025 and December 31, 2024. The chart below does not include convertible notes payable that were repaid or converted during 2024. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2024 for a full description of those notes:

	September 30, 2025	December 31, 2024

Convertible notes entered into July 26, 2023 due July 26, 2024 into common shares equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. $340,000 of these notes were converted in 2024 and $35,000 was converted in 2025.	$-	$35,000

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting. $359,743 was converted during 2024 and the remaining amounts were converted in 2025.	-	225,257

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance; note is in default and a $242,000 default fee was added to the note in March 2025. This note was amended May 16, 2025.	484,000	242,000

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	133,100

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	133,100

Convertible note payable entered into April 2, 2024, with a maturity date of April 2, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	133,100

Convertible note payable entered into April 23, 2024, with a maturity date of October 22, 2025, at 10% interest per annum. This note was amended May 16, 2025 and $12,300 of interest accrued was added to the principal amount of the note.	135,300	123,000

Convertible note payable entered into April 15, 2024, with a maturity date of October 15, 2025, at 10% interest per annum, which was converted in 2025	-	122,000

Convertible note payable entered into May 22, 2024, with a maturity date of November 22, 2025, at 10% interest per annum. This note was amended May 16, 2025.	123,000	123,000

Convertible note payable entered into December 5, 2024, with a maturity date of September 15, 2025, at 12% interest per annum. This note was fully converted in June 2025.	-	93,150

Convertible note payable entered into February 4, 2025, with a maturity date of November 15, 2025, with a one-time interest charge of $13,500. Amounts due in 4 installments commencing on August 15, 2025 monthly through November 15, 2025. This note was fully converted in August 2025.	-	-

Convertible note payable entered into June 9, 2025, with a maturity date of June 9, 2026, at 10% interest per annum.	110,000	-

Convertible note payable entered into March 14, 2025, with a maturity date of March 14, 2026, one time interest charge assessed upon issuance of $55,000. Note was for $605,000. Conversions of $98,000 in September 2025.	507,000	-

	2,157,900	1,362,707
Less: Current portion	(1,798,804)	(1,325,673)
Less: Discounts	(359,096)	(37,034)
Long-term debt	$-	$-

On July 26, 2023, the Company entered into Securities Purchase Agreements with three different investors (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company issued three convertible promissory notes in the original principal amount of $125,000 and three warrants to purchase 187,500,000 shares of its common stock for a total purchase price of $375,000. The notes are due in 12 months from the issuance date, bear interest at the rate of 10% per annum and have a fixed conversion price equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. The warrants are exercisable for a period of five years, have a cashless exercise provision and an exercise price of $0.002 per share. Two of the three notes were converted in May and December 2024 with the balance of the remaining note converted in 2025. As of September 30, 2025, all the notes are fully converted.

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

On May 22, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $123,000, due November 22, 2025. An original issue discount of $10,000 on the note was included in the initial principal balance and a debt discount of the remaining $113,000 for the derivative liability component. The Company received $113,000 in net proceeds in connection with this transaction. Note became fixed with respect to the conversion price to $0.0000823 per share in May 2025. As of September 30, 2025, as a result of the note amendment and the conversion price being fixed, the balance of the derivative liability was reclassified to additional paid in capital, and there was $86,789 in amortization of discounts related to this note.

On December 5, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $93,150, due September 15, 2025. An original issue discount of $12,150 on the note was included in the initial principal balance. The Company received $81,000 in net proceeds in connection with this transaction.

On February 4, 2025, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $103,500, due November 15, 2025. An original issue discount of $15,000 on the note was included in the initial principal balance as well as a one-time interest charge of $13,500. The Company received $75,000 in net proceeds in connection with this transaction. This note was fully converted in August 2025.

On March 14, 2025, the Company issued a $550,000 Convertible Promissory Note to Quail Hollow Capital, LLC. The purchase price for the Note was $500,000. An original issue discount of $50,000 on the note, and $555,000 in debt discount on the note was included in the initial principal balance as well as a one-time interest charge of $55,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at the lower of: (a) $0.0006; and (b) 70% of the lowest closing trade price of the Common Stock in the ten (10) trading days immediately preceding the applicable conversion date. The Company received $500,000 in net proceeds in connection with this transaction. As of September 30, 2025, there is $621,263 reflected in derivative liabilities and $324,023 in amortization of discounts related to this note.

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

On June 9, 2025, the Company issued a $110,000 Convertible Promissory Note to Pinnacle Consulting Services, Inc. The purchase price for the Note was $100,000 with an original issue discount of $10,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at the lower of the fixed price, defined as $0.0003 per share, and the market price, defined as the conversion factor of 70% multiplied by the lowest closing trade price during the ten trading days immediately preceding the applicable measurement date. As of September 30, 2025, there is $147,112 reflected in derivative liabilities and $32,894 in amortization of discounts related to this note.

All of the convertible promissory notes as of September 30, 2025 are due in the next fiscal year, and therefore are current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities to be recorded at inception of the notes as there were sufficient shares to net share settle the notes at the discounted values.

Interest expense for the nine months ended September 30, 2025 and 2024 was $20,312 and $71,071, respectively. Amortization of debt discount, and original issue discount was $489,641 and $243,310 for the nine months ended September 30, 2025 and 2024, respectively. Accrued interest at September 30, 2025 and December 31, 2024 was $161,713 and $188,629, respectively. Additionally, there was $539,817 in interest expense related to previously issued warrants. A total of $32,495 of accrued interest was converted along with some of the convertible notes payable in the nine months ended September 30, 2025. In the nine months ended September 30, 2025, the Company recorded a loss on extinguishment of debt due to note amendments in the amount of $31,298.

The Company recognized a loss on conversion of notes of $1,118,172 and $942,663 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 10: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of September 30, 2025 and December 31, 2024. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2024. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of those notes:

	September 30, 2025	December 31, 2024
Monster Creative purchase – June 30, 2021	$321,830	$421,830
Less: Current portion	(321,830)	(421,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of September 30, 2025 and December 31, 2024.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. During the period ended June 30, 2023, the Company converted $361,413 of the $975,000 note and sold the remaining $613,587 to a third party, who since converted the entire amount. Of the $5,525,000 note, the noteholder sold $2,925,000 to a third party who since converted the entire amount and converted $900,000 of this note. In the securities purchase agreement entered into effective June 30, 2023, $1,000,000 of the remaining balance of the note was cancelled, leaving a balance of $2,308,830. Of this amount $225,000 was sold to a third party and converted in August 2023, $702,000 was sold to a third party and converted in October 2023, $600,000 sold to a third party and converted in February 2024, and $360,000 was sold to a third party and converted in April 2024 leaving a balance outstanding of $421,830. On July 2, 2025, there was $100,000 of this note converted into shares of common stock leaving an outstanding balance of $321,830. There was a loss on conversion of $140,000 recorded for this conversion.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

Interest expense for the nine months ended September 30, 2025 and 2024 was $14,529 and $24,595, respectively.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model. The following assumptions were used on September 30, 2025:

Nine Months Ended September 30, 2025
Expected term	0.25 years
Expected volatility	374%
Expected dividend yield	-
Risk-free interest rate	4.01%
Market price	$0.0002 – $0.001

Activity related to the derivative liabilities for the periods ended September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Beginning balances	$338,986	$63,316
Recognition of derivative liability on conversion options of notes	523,000	245,000
Derivative expense	638,397	79,025
Conversion of note payable	(539,772)	(33,082)
Change in fair value of derivative liabilities	(192,236)	(15,273)
Ending balances	$768,375	$338,986

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, 20,000 shares of Series C Preferred Stock, and 250,000 shares of Series D Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

During the three months ended September 30, 2025 and 2024, there were 0 and 1,415 shares of Series B Preferred Stock converted into 0 and 14,150,000 shares of common stock, respectively.

As of September 30, 2025, the Company has 335,445 shares of Series B Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2025, there were 758 shares of Series C Preferred Stock exchanged into 3,000,000,000 shares of common stock. The Company lost $562,000 in the exchange. In addition, 30 shares of Series C Preferred Stock were issued in an exchange of warrants for common stock.

During the three months ended June 30, 2025, there were 197 shares of Series C Preferred Stock exchanged into 985,000,000 shares of common stock. The Company lost $98,500 in the exchange.

In addition, in July and August 2025, 8,904 shares of Series C Preferred Stock were issued in an exchange of units held in WSCG HoldCo, which resulted in a $14,000,000 loss on that investment.

As of September 30, 2025, there are 2,521 shares of Series C Preferred Stock issued and outstanding.

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

Common Stock

The Company has 85,000,000,000 shares of common stock, par value $0.00001, authorized as of May 21, 2025, increased from 50,000,000,000. The Company has 48,262,426,743 and 32,748,842,520 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000 shares. On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024. On May 21, 2025, the Company increased its authorized common shares to 85,000,000,000 pursuant to the Definitive 14C filed April 30, 2025.

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

In the three months ended September 30, 2025, the Company: issued (a) 4,062,068,966 shares for conversion of notes payable and accrued interest valued at $1,182,413 that includes a loss on conversion of these shares in the amount of $876,414; and (b) issued 850,000,000 shares in a settlement with our former CEO. The Company also cancelled 666,666,666 shares of common stock to two principals of Multicortex previously issued in the three months ended June 30, 2025.

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

During the nine months ended September 30, 2025 and 2024, 81,000,000 and 263,000,000 warrants were exchanged or expired.

The following represents a summary of the warrants:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,733,509,804	$0.0206	1,101,509,804	$0.03257
Granted	-	-	895,000,000	0.00075
Exercised	-	-	-	-
Forfeited/Exchanged	(75,000,000)	-	(263,000,000)	-
Expired	(6,000,000)	-	-	-
Ending balance	1,652,509,804	$0.01887	1,733,509,804	$0.0206
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	2.49		3.44

As of September 30, 2025, 1,652,509,804 warrants are vested.

For the nine months ended September 30, 2025 and 2024, the Company incurred stock-based compensation expense of $2,869,860 and $2,869,859, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of September 30, 2025, there remains unrecognized stock-based compensation expense related to these warrants of $2,445,757 comprising of service-based grants through June 30, 2026.

The Company recorded $539,817 in interest expense related to previously issued warrants.

Options

As of September 30, 2025, 5,000,000 of the May 26, 2022 options as well as 630,000 options issued in 2021 have been forfeited. As of September 30, 2025, 1,878,660,000 options are exercisable.

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,660,000	$0.0983	3,660,000	$0.0983
Granted	1,875,000,000	0.00012	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	1,878,660,000	$0.0003	3,660,000	$0.0983
Intrinsic value of options	$150,000		$-
Weighted Average Remaining Contractual Life (Years)	9.94		7.66

For the nine months ended September 30, 2025 and 2024, the Company incurred stock-based compensation expense of $225,000 and $26,441, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the Black-Scholes calculation using the assumptions reflected in the chart below for the service-based grants.

In September 2025, the Company granted 1,875,000,000 stock options to their three directors. The options have a term of 10 years and the exercise price was the stock price on the date of grant.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Expected term	1	-
Expected volatility	374%	-%
Expected dividend yield	-	-
Risk-free interest rate	3.85%	-%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	3,350,000	$0.1689
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	-	-	(3,350,000)	-
Ending balance	-	$-	-	$-

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

For the nine months ended September 30, 2024, the Company amortized $565,815 of the contingent consideration to additional paid in capital, respectively for the RSUs.

NOTE 13: RELATED-PARTY TRANSACTIONS

Advances - WSCG

As of September 30, 2025, the Company has outstanding $51,570 to WSCG which represents advances made above the expenses related to credit card charges made for that company.

Board of Director Agreements

Effective September 1, 2025, the Company entered into Board of Director agreements with their three board members that require the Company to pay each director a total of $7,500 per month in cash. The Company has accrued the September 2025 costs of $22,500 as of September 30, 2025. In addition, the Company granted 1,875,000,000 stock options to their three directors. The options have a term of 10 years and the exercise price was the stock price on the date of grant.

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

Multicortex Joint Venture

On April 3, 2025, HUMBL entered into a Joint Venture Agreement with Multicortex, LLC. Multicortex is a company focusing on artificial intelligence and high-performance computing. Pursuant to the agreement, HUMBL acquired a 51% interest in Multicortex. In exchange, HUMBL will contribute 15% of any funds it raises in any Regulation A+ offering (up to $3,000,000) to fund development of Multicortex’s suite of products. The Company issued 666,666,666 shares of common stock originally valued at $200,000 to two of the principals of Multicortex as required under the Joint Venture Agreement, however, this agreement was terminated July 21, 2025 and thus has no economic value. The shares were cancelled in the three months ended September 30, 2025. For the period April 3, 2025 through termination, there was only nominal activity in this joint venture.

NOTE 16: SUBSEQUENT EVENTS

In October 2025, a related party to the Company converted 220 shares of Series C Preferred Stock into 2,200,000,000 shares of Common Stock.

On November 10, 2025, the Company entered into two separate convertible notes each in the amount of $27,500 with two investors. These notes each contain an original issue discount of $2,500 and have a term of one-year. The notes are convertible after six months, at 65% of the lowest closing trade price during the ten trading days immediately preceding the conversion date. The Company received net proceeds of $50,000 for these two convertible notes.

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

On September 9, 2025, the Company, Ybyrá, Brian Foote and Thiago Moura entered into a settlement agreement (“Settlement Agreement”). Pursuant to the Settlement Agreement, Ybyrá’s right to receive the Company’s common stock was cancelled, the Company agreed to issue 850 million shares of common stock to Thiago Moura (which was issued September 10, 2025), Thiago Moura resigned as Company CEO and the board of directors, Brian Foote became the Company’s controlling stockholder, and the Company agreed to pay Ybyrá $10,000 per month in cash and $5,000 per month in common stock until the assignment of the FinCapital shares to Ybyrá occurs on or before December 31, 2025. Following the Settlement Agreement, the Company is no longer pursuing its strategy of acquiring Brazilian assets and operations and is actively pursuing new business opportunities.

Results of Continuing Operations for the Nine Months Ended September 30, 2025 and 2024

The following table sets forth the summary operations for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Professional Fees	$980,946	$735,623
Settlement	$2,086,171	$210,000
General and Administrative Expenses	$3,188,690	$3,123,801
Interest Expense	$(1,295,455)	$(438,824)
Gain on sale of HUMBL financial assets	$-	$2,800,000
Amortization of Debt Discounts	$(489,641)	$(243,310)
Loss on investee	$(846,140)	$-
Change in fair value of derivative liabilities	$192,236	$30,234
Derivative expense	$(638,397)	$-
Loss on investment in WSCG HoldCo	$(13,303,179)	$-
Loss on extinguishment of debt	$(31,298)	$-
Loss on exchange of warrants to common stock	$(109,329)	$-
Loss on exchange of Series C Preferred Stock to common stock	$(660,500)	$-
Loss on conversion of convertible notes payable	$(1,258,172)	$(942,663)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(24,695,682)	$(2,863,987)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the nine months ended September 30, 2025 and 2024 are related to our operations that are reflected in discontinued operations. The Company has recently acquired FinCapital which consisted of one singular asset which were minerals located in Brazil. The minerals are magnesium silicate.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 were $4,069,424 as compared to $6,425,807 for the nine months ended September 30, 2025, an increase of $2,356,383. Operating expenses consist of professional fees, settlement expenses and general and administrative expenses as fully described below. We expect our professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor due to the change in our business operations as the variance related mostly to the settlements made.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the nine months ended September 30, 2024 were $735,623 compared to $980,946 for the nine months ended September 30, 2025. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting. We expect that these costs will increase during the remainder of 2025 as we transition out of the HUMBL.com business.

Settlement

Settlement expenses for the nine months ended September 30, 2024 were $210,000 compared with $2,086,171 for the nine months ended September 30, 2025. The increase in settlement expenses was $1,876,171. Much of the increase relates to settlements with BRU.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2024 were $3,123,801 compared with $3,188,690 for the nine months ended September 30, 2025. The increase in general and administrative expenses was $64,889. Much of the increase in general and administrative expenses relates to stock-based compensation offset by decreases in payroll and payroll-related expenses due to less personnel employed.

Other Income (Expense)

In the nine months ended September 30, 2024 we incurred $1,205,437 in net other income, compared to $18,439,875 in other expenses in the nine months ended September 30, 2025, an increase of $19,645,312 in other expenses. The other expenses relate to amortization of discounts, interest expense and losses on the conversion of convertible notes and exchanges in warrants and Series C Preferred Stock, changes in fair value of derivative liabilities, derivative expense and a loss on investee and on the investment in WSCG HoldCo. In 2024, we incurred other income from the gain on the sale of HUMBL financial assets in the amount of $2,800,000.

Net Loss from Continuing Operations

Net loss from continuing operations for the nine months ended September 30, 2024 was ($2,863,987) as compared to a net loss of ($24,695,682) for the nine months ended September 30, 2025. The $21,831,695 increase in the net loss was due to the changes noted herein.

Results of Continuing Operations for the Three Months Ended September 30, 2025 and 2024

The following table sets forth the summary operations for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30, 2025	September 30, 2024

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Professional Fees	$129,544	$97,037
Settlement	$1,636,171	$210,000
General and Administrative Expenses	$1,218,722	$783,208
Interest Expense	$(5,708)	$(37,480)
Amortization of Debt Discounts	$(187,336)	$(83,846)
Loss on investee	$(229,338)	$-
Change in fair value of derivative liabilities	$136,818	$30
Loss on investment in WSCG HoldCo	$(13,303,179)	$-
Loss on conversion of convertible notes payable	$(504,316)	$(263,948)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(17,076,996)	$(1,475,489)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the three months ended September 30, 2025 and 2024 are related to our operations that are reflected in discontinued operations. The Company has recently acquired FinCapital which consisted of one singular asset which were minerals located in Brazil. The minerals are magnesium silicate.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $1,090,245 as compared to $3,153,937 for the three months ended September 30, 2025, an increase of $2,063,692. Operating expenses consist of professional fees, settlement expenses and general and administrative expenses as fully described below. We expect our professional fees to continue to decrease in our next 12 months as we look to scale back on outside contract labor due to the change in our business operations as the variance related mostly to the settlements made.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended September 30, 2024 were $97,037 compared to $129,544 for the three months ended September 30, 2025. The increase in professional fees related to the professional fees incurred in regulatory filings including OTC compliance and reporting. We expect that these costs will decrease during the remainder of 2025 as we transition out of the HUMBL.com business.

Settlement

Settlement expenses for the three months ended September 30, 2024 were $210,000 compared with $1,636,171 for the three months ended September 30, 2025. The increase in settlement expenses was $1,426,171. Much of the increase relates to settlements with BRU.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 were $783,208 compared with $1,218,222 for the three months ended September 30, 2025. The increase in general and administrative expenses was $435,014. Much of the increase in general and administrative expenses relates to increases in stock-based compensation offset by decreases in payroll and payroll-related expenses due to less personnel employed.

Other Expense

In the three months ended September 30, 2024 we incurred ($385,244) in other expenses, compared to ($14,093,059) in other expenses in the three months ended September 30, 2025, an increase of $13,707,815 in other expenses. The other expenses relate to amortization of discounts, interest expense and changes in fair value of derivative liabilities, derivative expense and a loss on investee and loss on investment in WSCG HoldCo.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended September 30, 2024 was ($1,475,489) as compared to a net loss of ($17,076,996) for the three months ended September 30, 2025. The $15,601,507 increase in the net loss was due to the changes noted herein.

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

As of September 30, 2025, we had $5,461 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to WSCG. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $2,434,301 and $23,693,753 as of September 30, 2025 and December 31, 2024, respectively. The majority of our current liabilities are in the form of notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital is the direct result of the settlement of $20 million worth of common stock that were to be issued to Thiago Moura that have been reflected in additional paid in capital due to the related party nature of the settlement, and our investment in WSCG Holdco as well as reductions of notes payable, accrued interest and accrued expenses as well as the receipt of the remaining balance owed by WSCG received in the nine months ended September 30, 2025. A significant portion of the investment in WSCG Holdco received in February 2025 was exchanged for Series C Preferred shares in August 2025. The Company’s assets as of December 2, 2024 were sold and the Company commenced a new business with the purchase of the magnesium silicate. The Company anticipates entering into profitable businesses upon the sale of the magnesium silicate. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,547,315 and $1,836,472 for the nine months ended September 30, 2025 and 2024, respectively. The $289,157 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2024 to 2025, such as the gain on sale of HUMBL Financial assets, gain on sale of HUMBL.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the nine months ended September 30, 2025 and 2024 other than the balance of the proceeds received from WSCG for the sale of HUMBL.com in the amount of $2,000,000.

Cash (used in) provided by financing activities was $(467,711) and $1,747,391 for the nine months ended September 30, 2025 and 2024, respectively. In 2024, the Company raised $1,950,988 from the proceeds from convertible notes, $111,000 from proceeds for the sale of warrants, as well as repayments of convertible notes payable of $314,597. In 2025, we raised $675,000 from proceeds of convertible notes payable and $12,000 from related party notes payable. In addition, in 2025, we repaid $404,711 in related party notes and $750,000 in related party notes payable.

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

Off-Balance Sheet Arrangements

As September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for permanent and temporary differences related to income taxes, liabilities to accrue, estimates of the fair value and determination of the fair value of stock awards. Actual results could differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q.

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

HUMBL, Inc.

Date: November 14, 2025	By:	/s/ GREGORY L. HOPKINS
Gregory L. Hopkins
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

