Form 10-K
period 2025-12-31
TAP REAL ESTATE TECHNOLOGIES, INC.
filed 2026-03-31
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-31267

TAP REAL ESTATE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1296318
State or other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

101 W. Broadway, Suite 1450 San Diego, CA	92101
Address of Principal Executive Offices	Zip Code

(786) 738 9012

Registrant’s Telephone Number, Including Area Code

HUMBL, INC.

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001	RWAX	OTC Pink

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates was $13,171,807 at the close of business on June 30, 2025 (the last business day of the registrant’s fiscal 2025 second fiscal quarter) based on the closing price of the common stock as reported on the June 30, 2025. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2026, there were 56,743,782,943 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

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

1

PART I

ITEM 1. BUSINESS

OVERVIEW

TAP Real Estate Technologies, Inc. (formerly HUMBL, Inc.) (“Company” or “TAP Real Estate” or “HUMBL”) was incorporated in the state of Oklahoma on November 12, 2009. The Company was redomiciled on November 30, 2020 to the state of Delaware. The name change to TAP Real Estate occurred on March 4, 2026.

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

On December 2, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with TAP, Inc., (formerly WSCG, Inc.) (“TAP”), and WSCG Humbl SPV, a series of SPV Management, LLC (“HoldCo”). Pursuant to the Asset Purchase Agreement, the Company sold all of its assets to TAP. In consideration for the purchase of the Company’s assets, TAP agreed to: (a) pay the Company $3,037,500; (b) issue 2,455,556 shares of TAP Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was previously paid in cash by TAP to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of TAP was cancelled. The remaining $2,000,000 of the cash purchase price was paid by TAP on April 1, 2025. The value of the HoldCo Units held by the Company at the time of the acquisition by TAP is $17,000,000 based on the percentage that HoldCo owns in TAP based on the last valuation of TAP. The Company agreed that TAP would not contribute any real estate assets and TAP would be solely a technology company in exchange for a larger percentage of TAP owned by the Company through HoldCo.

The HoldCo Units represented approximately 48.6% of the outstanding equity in TAP The Company in August 2025, upon the receipt of a fairness opinion, exchanged approximately 83% of their HoldCo Units for shares of Series C Preferred Shares. The Company also entered into a settlement with BRU for another approximately 10% of their HoldCo Units. The Company intends to hold the remaining HoldCo Units to maintain exposure to TAP’s performance and the Company assets purchased by TAP. The transfer of the Company assets to TAP took place on February 27, 2025.

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

On September 9, 2025, the Company, Ybyrá, Brian Foote and Thiago Moura entered into a settlement agreement (“Settlement Agreement”). Pursuant to the Settlement Agreement, Ybyrá’s right to receive the Company’s common stock was cancelled, the Company agreed to issue 850 million shares of common stock to Thiago Moura (which was issued September 10, 2025), Thiago Moura resigned as Company CEO and as member of the board of directors, Brian Foote became the Company’s controlling stockholder, and the Company agreed to pay Ybyrá $10,000 per month in cash and $5,000 per month in common stock until the assignment of the FinCapital shares to Ybyrá occurs on or before December 31, 2025. The Company issued the common shares on January 9, 2026 to satisfy this agreement. On December 31, 2025, as per the agreement with FinCapital, the minerals purchased reverted back to Ybyrá. The fees accrued by the Company to Ybyrá stopped at this time.

As a result of the TAP purchase of the Company assets, the previous operations of the Company will be reflected as discontinued operations, and the assets that were sold are all reflected as assets under discontinued operations.

Corporate Rebranding

The Company on December 31, 2025, announced that it has initiated a strategic corporate rebrand to TAP Real Estate Technologies, Inc. (“TAP Real Estate”), reflecting the Company’s sharpened focus on real estate asset acquisition, ownership, and blockchain-enabled real estate tokenization. In connection with the rebrand, the Company received regulatory approval to formally change their name and ticker symbol by FINRA on March 4, 2026.

TAP Real Estate Technologies, Inc. is focused on the acquisition, management, and tokenization of real estate. The Company seeks to combine established real estate fundamentals with emerging digital and blockchain tokenization technologies in order to enhance transparency, operational efficiency, and investor access in the real estate industry.

The rebrand marks a formal repositioning of the Company toward the next generation of real estate capital formation, where traditional property ownership models converge with digital wallets, blockchain registries, smart contracts, and tokenized investment infrastructure.

Initial Capital Raise and Strategic Focus on Blockchain-Enabled Real Estate

As part of this transition, TAP Real Estate has secured $500,000 in initial investment capital to establish operations and support early-stage execution. The Company is actively evaluating a pipeline of residential, commercial, and hospitality real estate opportunities for potential fractional or full contribution to its balance sheet, alongside select tokenization opportunities to be offered through the TAP Invest platform.

Property evaluations are being conducted with a disciplined focus on asset quality, cash-flow durability, jurisdictional suitability, and long-term value creation. Particular emphasis is being placed on identifying properties that are well-positioned to support blockchain-tokenized capital inflows, interest-bearing yield structures, and digital ownership frameworks anticipated under emerging U.S. regulatory guidance expected in 2026.

A Public Company Model for the Next Era of U.S. Real Estate

In support of this strategy, TAP Real Estate has entered into a licensing agreement with TAP, Inc., a private technology company headquartered in Salt Lake City, Utah, granting TAP Real Estate the right to utilize the proprietary TAP Platform technologies specifically for real estate use cases.

This agreement establishes a public company model designed to combine the benefits of a publicly held company (TAP Real Estate) with a patented, vertically integrated blockchain technology and intellectual property platform held as a private company (TAP, Inc.).

Under this structure, TAP Real Estate will hold and manage select real estate assets, while leveraging licensed digital infrastructure to tokenize ownership interests, manage investor participation, and support compliant issuance and lifecycle administration.

The objective is to create a repeatable, compliant model for how real estate can be acquired, structured, tokenized, and administered within U.S. capital markets, serving as a blueprint for the broader industry.

TAP Technology Platform: A Patented Rail System for Real Estate Transactions

The TAP Platform products that will be licensed by TAP Real Estate, specifically for tokenized real estate listings, includes:

TAP AI Analyzer - In addition to its core features of investment portfolio insights and tailoring, the analyzer is being developed to define real estate listings metrics and quality of properties for inclusion in the portfolio.

TAURUS AI-Agent - Serves as an agentic customer service agent, and, in the future, an automated payments agent across the lifecycle of real estate transactions.

TAP Wallet - Serves as an investor’s access and identity layer for tokenized real estate, helping abstract blockchain complexity while supporting security and compliance controls. The wallet is intended to hold tokenized interests, receive income distributions, and support permitted voting or corporate actions, while enabling onboarding and investor eligibility gating through KYC, accreditation verification (as applicable), and jurisdiction-based rules.

TAP Token Engine - Provides an issuance and lifecycle layer that converts approved real estate holding structures (such as SPVs) into tokenized interests with defined parameters. This includes supply configuration, ownership caps, transfer restrictions, and jurisdictional limitations where required. The Token Engine is intended to support the ongoing lifecycle of tokenized interests, including primary issuance, permitted secondary transfers, redemptions or buybacks, and select corporate actions.

TAP Smart Contracts - Encodes and enforces key rules of a tokenized real estate offering at the transaction level, including who can hold tokens and under what conditions transfers are permitted. The smart contract layer is intended to automate functions such as distributions, governance/voting, and other real estate specific mechanics, reducing reliance on manual processing and improving auditability.

TAP Invest - An investment platform with integrations across stocks, Mutual Funds, ETFs, digital assets, precious metals and real-world assets with integrations across major brokerages, digital asset exchanges and broker-dealers such as Public, E*TRADE, Fidelity, Coinbase, Gemini, Kraken, Binance and more.

TAP Registry - Serves as the asset “source of truth” for the platform, operating as a private, semi-private, and public registry environment for real-world assets. The registry is intended to maintain the canonical record of each underlying real estate holding and its lifecycle events such as structuring, approvals, liens, transfers, redemptions, anchoring those records to a combination of public blockchains and permissioned infrastructure. For each asset, TAP Registry is designed to store structured metadata, document references such as deeds, appraisals, inspections, insurance, and compliance attestations in a tamper-evident format, while separating public verification data from confidential owner, counterparty, and transaction details. This registry layer is intended to power authentication, registry, and transfer of tokenized interests across the TAP platform, and to provide an auditable history that can be consumed by the TAP Wallet, TAP Token Engine, TAP Smart Contracts, and downstream real estate ecosystem partners such as title, mortgage, brokerage, and marketplace platforms, for integrations.

TAPs - TAP Real Estate and TAP will also collaborate on the structure and issuance of Tokenized Asset Portfolios (TAPs), being designed as a next-generation evolution beyond legacy real estate investment trusts (REITs). These portfolios are intended to modernize real estate capital formation, ownership, and liquidity through blockchain-enabled infrastructure, and can be developed in coordination with ecosystem partners across real estate, title, mortgage, and adjacent transactional industries.

At a high level, the TAP Platform will operate through a streamlined, end-to-end lifecycle designed to ensure regulatory compliance, operational integrity, and investor transparency. Each real estate asset will first be approved and structured through a formal legal and compliance review. Once approved, the issuance is configured within the Token Engine, including token supply, investor permissions, and economic parameters. Purpose-built smart contracts are then deployed to enforce transaction logic and compliance at the protocol level. Investors are onboarded through the Invest Platform, where identity verification and eligibility checks are completed prior to participation. Following onboarding, the primary issuance is executed and tokens are delivered directly to investor wallets. After issuance, the platform supports ongoing administration, including distributions, governance actions, and permitted transfers, providing a fully managed and auditable post-issuance environment.

TAP Real Estate plans to drive revenues through a blend of management fees, listing fees and success fees on tokenized listings of real estate listings; as well as adding to the balance-sheet value any properties that are attributed to the TAP Real Estate portfolio after vetting by the TAP Real Estate team.

Patented Intellectual Property and Regulatory Alignment

The TAP intellectual property portfolio includes U.S. Patent 12,118,613, “System and Method for Transferring Currency Using Blockchain” (Foote et al., valid through 2041). The patent contemplates the transfer of stablecoins, digital assets, and tokenized currencies between digital wallets and computer systems, with direct applicability across escrow, payment, and settlement workflows in real estate, title, and mortgage transactions. Additional patents are pending in areas related to blockchain tokenization of assets, multi-asset tokenized baskets, and real-world assets.

Significant Vendor Relationships

We have established contractual relationships with the following companies that we consider to be material to providing our core products:

We currently have no significant vendor relationships we are reliant on.

Competition

We operate in the emerging real estate tokenization market, where we face competition from multiple sources. These include traditional real estate investment trusts (REITs), real estate crowdfunding platforms, and blockchain-based tokenization companies. Traditional real estate companies and financial institutions may also develop their own tokenization capabilities. Many of our competitors have greater financial resources, more established market positions, and longer operating histories than we do. We compete primarily on the basis of technology capabilities, regulatory compliance expertise, and the breadth of real estate asset types we can tokenize.

Employees and Human Capital

As of December 31, 2025, we had 1 full time employee. None of our employees or personnel is represented by a labor union, and we consider our employee/personnel relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;

●	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

●	Reduced disclosure of financial information in prospectuses, limited to two years of audited financial information and two years of selected financial information.

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

Available Information

Our website address is www.taprealestate.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.taprealestate.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Real Estate Tokenization Business

The regulatory framework surrounding real estate tokenization is uncertain and evolving, which could adversely affect our business

Our real estate tokenization business operates in a regulatory environment that is new and rapidly evolving. Federal and state securities laws, real estate regulations, and money transmission requirements may apply to our tokenized real estate offerings in ways that are not yet clearly defined. The SEC, FINRA, state securities regulators, and other governmental bodies may adopt new rules, guidance, or enforcement positions that could require us to modify our business model, obtain additional licenses, or cease certain activities. If our tokens are deemed to be securities under the Howey test or similar analyses, we could face significant compliance obligations, enforcement actions, or liability. The costs of regulatory compliance, or our inability to comply with applicable regulations, could materially and adversely affect our business, financial condition, and results of operations.

Our real estate tokenization technology is new and relatively unproven, and we may not achieve market acceptance

Real estate tokenization is an emerging technology that has not yet been widely adopted in the commercial real estate market. Our success depends on the willingness of property owners, investors, and intermediaries to adopt blockchain-based fractional ownership models, which represent a significant departure from traditional real estate investment structures. Potential customers and investors may be reluctant to adopt our technology due to concerns about security, regulatory uncertainty, liquidity limitations, or unfamiliarity with blockchain technology. If we are unable to achieve sufficient market acceptance of our tokenization platform, our business and prospects would be materially harmed.

We do not own the intellectual property we use and rely on a temporary license that may not be extended

We do not own the core technology platform used in our real estate tokenization business. On December 30, 2025, we entered into a 90-day royalty-free license agreement with TAP, Inc. to use its technology platform while the parties negotiate a longer-term license arrangement. There can be no assurance that we will be able to negotiate a long-term license on commercially reasonable terms, or at all. If we are unable to extend or replace this license, we would lose access to the technology platform that is fundamental to our business operations, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we negotiate a long-term license, the terms may be less favorable than the current arrangement, and we would remain dependent on a third party for our core technology. As of March 25, 2026, the parties are in the final stages of completing a long-term license agreement.

The valuation of tokenized real estate assets involves significant judgment and uncertainty

The valuation of tokenized real estate assets requires significant judgment and is subject to inherent uncertainty. Unlike publicly traded securities, tokenized real estate interests do not have an established public market with transparent pricing. The value of tokenized assets depends on the underlying real estate values, which are affected by local and national economic conditions, interest rates, property-specific factors, and real estate market conditions. Disagreements over valuation methodologies or assumptions could lead to disputes with investors, regulatory scrutiny, or impairment charges that could materially affect our financial statements.

We face significant competition in the real estate tokenization market from both traditional real estate companies and emerging technology platforms

The real estate tokenization market is increasingly competitive. We compete with traditional real estate investment trusts, real estate crowdfunding platforms, and other blockchain-based tokenization companies, many of which have greater financial resources, more established reputations, and more extensive operating histories than we do. Traditional real estate companies may also develop their own tokenization capabilities or partner with technology providers to offer competing products. If we are unable to differentiate our platform and compete effectively, our ability to attract and retain customers and generate revenue could be materially and adversely affected.

Risks Related to Our Company and Our Business

We are dependent on a license agreement for rights to critical intellectual property, and the loss or impairment of those rights could materially harm our business.

Our business depends on a license agreement pursuant to which we have been granted rights to use certain intellectual property that is material to our operations. This license agreement contains various obligations that we must satisfy to maintain our rights thereunder. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license agreement, which would deprive us of the right to use the underlying intellectual property and could materially and adversely affect our ability to conduct our business as currently operated. In addition the license is only for limited period of time while the parties negotiate a longer term license, if we are unable to reach terms on a long-term license agreement with the licensor, that would deprive us of the right to use the underlying intellectual property and could materially and adversely affect our ability to conduct our business as currently operated

Even if we satisfy all of our obligations under the license agreement, we cannot guarantee that the licensor will not attempt to terminate the agreement, dispute the scope of rights granted thereunder, or take positions adverse to our interests in connection with the licensed intellectual property. Any such dispute could result in costly litigation, divert management attention and resources, and result in the loss or limitation of our licensed rights.

In addition, our rights under the license agreement are only as strong as the underlying intellectual property itself. The licensor is responsible for prosecuting and maintaining the patents and other intellectual property rights that are the subject of the license. If the licensor fails to adequately prosecute, maintain, or defend the licensed intellectual property, those rights could be narrowed, invalidated, or rendered unenforceable. We may have limited ability to compel the licensor to take protective action, and we may lack the right to independently enforce the licensed intellectual property against third-party infringers. The weakening or loss of the underlying intellectual property rights could significantly diminish the value of our license and adversely affect our competitive position.

Furthermore, the license agreement may be subject to termination in connection with the licensor’s bankruptcy or insolvency, a change of control of the licensor, or other events outside of our control. In such circumstances, our ability to continue using the licensed intellectual property could be impaired or eliminated entirely, and we may be unable to obtain a replacement license on commercially reasonable terms, or at all.

The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit of $(134,810,209) as of December 31, 2025 as well as a net loss of $(15,973,496) and $(14,446,392) for the years ended December 31, 2025 and 2024. We may never achieve profitability. If we do not generate sufficient revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

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

Current global financial conditions and recent market events have been characterized by increased volatility, and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guarantee that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

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

Our entry into new markets as we seek to expand the adoption of our products and services may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

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

We depend substantially on the continued services, specialized knowledge and performance of our senior management, particularly Gregory Hopkins, our CEO, and Jeffrey Hinshaw, our COO and CFO. We do not have anything preventing them from terminating their employment with us at any time. As a result, these executives may elect to pursue other opportunities at any time. If one or more of these individuals choose to leave our company, we may lose a significant number of supplier relationships and operating expertise which they have developed over many years, and which would be difficult to replace. The loss of the services of any executive officer or other key employee could hurt our business.

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

ITEM 3. LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware. On October 30, 2023, we filed a Motion to Dismiss the lawsuit with the District Court of Delaware which the parties have fully briefed. On March 27, 2025, the court granted our motion and dismissed the case without prejudice. On April 10, 2025, the plaintiffs filed an amended complaint. On May 15, 2025, we filed a Motion to Dismiss the amended complaint with the District Court of Delaware. On December 19, 2025, a Memorandum Order was issued by the United States District Court for the District of Delaware has dismissed, with prejudice, the Second Amended Class Action Complaint filed against the Company and the current and former officers and directors, fully terminating the claims against all defendants. On January 15, 2026, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Third Circuit. On March 5, 2026, following discussions with the Company’s counsel that the appeal was premature in light of the case against one of the defendants in the trial court not being resolved, plaintiffs’ counsel notified the Company that the plaintiffs intended to withdraw the appeal, and the Company consented to the withdrawal. Should the plaintiffs refile their appeal, the Company will vigorously oppose it.

On July 14, 2022, we were named as a defendant in a shareholder derivative class action lawsuit filed in the Delaware Chancery Court styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620). This case alleges the same claims as the Pasquinelli litigation described above and also seeks unspecified monetary damages. This case is stayed during the pendency of the shareholder lawsuit described above that has been dismissed. It is the expectation that this case will also be dismissed.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock, par value $0.00001 per share, is quoted on OTC Pink under the symbol “RWAX”.

Holders of Record

As of March 31, 2026, there were 395 active stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

On February 11, 2026 we sold 110,000,000 shares of common stock to an investor for $10,000.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained herein. In addition to historical information, the following discussion contains forward-looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in the section entitled “Risk Factors”.

General

Our executive offices are located at 101 W. Broadway, Suite 1450, San Diego, California 92101, telephone (786) 738-9012. Our corporate website address is www.taprealestate.com.

Overview

The Company announced on December 31, 2025 that it has initiated a strategic corporate rebrand to TAP Real Estate Technologies, Inc. (“TAP Real Estate”), reflecting the Company’s sharpened focus on real estate asset acquisition, ownership, and blockchain-enabled real estate tokenization. In connection with the rebrand, the Company will also be submitting an application to change its ticker symbol, subject to regulatory approval.

TAP Real Estate Is focused on the acquisition, management, and tokenization of real estate. The Company seeks to combine established real estate fundamentals with emerging digital and blockchain tokenization technologies in order to enhance transparency, operational efficiency, and investor access in the real estate industry.

The rebrand marks a formal repositioning of the Company toward the next generation of real estate capital formation, where traditional property ownership models converge with digital wallets, blockchain registries, smart contracts, and tokenized investment infrastructure.

Initial Capital Raise and Strategic Focus on Blockchain-Enabled Real Estate

As part of this transition, TAP Real Estate has secured $500,000 in initial investment capital to establish operations and support early-stage execution. The Company is actively evaluating a pipeline of residential, commercial, and hospitality real estate opportunities for potential fractional or full contribution to its balance sheet, alongside select tokenization opportunities to be offered through the TAP Invest platform.

Property evaluations are being conducted with a disciplined focus on asset quality, cash-flow durability, jurisdictional suitability, and long-term value creation. Particular emphasis is being placed on identifying properties that are well-positioned to support blockchain-tokenized capital inflows, interest-bearing yield structures, and digital ownership frameworks anticipated under emerging U.S. regulatory guidance expected in 2026.

A Public Company Model for the Next Era of U.S. Real Estate

In support of this strategy, TAP Real Estate has entered into a licensing agreement with TAP, a private technology company headquartered in Salt Lake City, Utah, granting TAP Real Estate the right to utilize the proprietary TAP Platform technologies specifically for real estate use cases.

This agreement establishes a public company model designed to combine the benefits of a publicly held company (TAP Real Estate) with a patented, vertically integrated blockchain technology and intellectual property platform held as a private company (TAP).

Under this structure, TAP Real Estate will hold and manage select real estate assets, while leveraging licensed digital infrastructure to tokenize ownership interests, manage investor participation, and support compliant issuance and lifecycle administration.

The objective is to create a repeatable, compliant model for how real estate can be acquired, structured, tokenized, and administered within U.S. capital markets, serving as a blueprint for the broader industry.

TAP Technology Platform: A Patented Rail System for Real Estate Transactions

The TAP Platform products that will be licensed by TAP Real Estate, specifically for tokenized real estate listings, includes:

TAP AI Analyzer - In addition to its core features of investment portfolio insights and tailoring, the analyzer is being developed to define real estate listings metrics and quality of properties for inclusion in the portfolio.

TAURUS AI-Agent - Serves as an agentic customer service agent, and, in the future, an automated payments agent across the lifecycle of real estate transactions.

TAP Wallet - Serves as an investor’s access and identity layer for tokenized real estate, helping abstract blockchain complexity while supporting security and compliance controls. The wallet is intended to hold tokenized interests, receive income distributions, and support permitted voting or corporate actions, while enabling onboarding and investor eligibility gating through KYC, accreditation verification (as applicable), and jurisdiction-based rules.

TAP Token Engine - Provides an issuance and lifecycle layer that converts approved real estate holding structures (such as SPVs) into tokenized interests with defined parameters. This includes supply configuration, ownership caps, transfer restrictions, and jurisdictional limitations where required. The Token Engine is intended to support the ongoing lifecycle of tokenized interests, including primary issuance, permitted secondary transfers, redemptions or buybacks, and select corporate actions.

TAP Smart Contracts - Encodes and enforces key rules of a tokenized real estate offering at the transaction level, including who can hold tokens and under what conditions transfers are permitted. The smart contract layer is intended to automate functions such as distributions, governance/voting, and other real estate specific mechanics, reducing reliance on manual processing and improving auditability.

TAP Invest - An investment platform with integrations across stocks, Mutual Funds, ETFs, digital assets, precious metals and real world assets with integrations across major brokerages, digital asset exchanges and broker-dealers such as Public, E*TRADE, Fidelity, Coinbase, Gemini, Kraken, Binance and more.

TAP Registry - Serves as the asset “source of truth” for the platform, operating as a private, semi-private, and public registry environment for real-world assets. The registry is intended to maintain the canonical record of each underlying real estate holding and its lifecycle events such as structuring, approvals, liens, transfers, redemptions, anchoring those records to a combination of public blockchains and permissioned infrastructure. For each asset, TAP Registry is designed to store structured metadata, document references such as deeds, appraisals, inspections, insurance, and compliance attestations in a tamper-evident format, while separating public verification data from confidential owner, counterparty, and transaction details. This registry layer is intended to power authentication, registry, and transfer of tokenized interests across the TAP platform, and to provide an auditable history that can be consumed by the TAP Wallet, TAP Token Engine, TAP Smart Contracts, and downstream real estate ecosystem partners such as title, mortgage, brokerage, and marketplace platforms, for integrations.

TAPs - TAP Real Estate and TAP will also collaborate on the structure and issuance of Tokenized Asset Portfolios (TAPs), being designed as a next-generation evolution beyond legacy real estate investment trusts (REITs). These portfolios are intended to modernize real estate capital formation, ownership, and liquidity through blockchain-enabled infrastructure, and can be developed in coordination with ecosystem partners across real estate, title, mortgage, and adjacent transactional industries.

At a high level, the TAP platform will operate through a streamlined, end-to-end lifecycle designed to ensure regulatory compliance, operational integrity, and investor transparency. Each real estate asset will first be approved and structured through a formal legal and compliance review. Once approved, the issuance is configured within the Token Engine, including token supply, investor permissions, and economic parameters. Purpose-built smart contracts are then deployed to enforce transaction logic and compliance at the protocol level. Investors are onboarded through the Invest Platform, where identity verification and eligibility checks are completed prior to participation. Following onboarding, the primary issuance is executed and tokens are delivered directly to investor wallets. After issuance, the platform supports ongoing administration, including distributions, governance actions, and permitted transfers, providing a fully managed and auditable post-issuance environment.

TAP Real Estate plans to drive revenues through a blend of management fees, listing fees and success fees on tokenized listings of real estate listings; as well as adding to the balance-sheet value any properties that are attributed to the TAP Real Estate portfolio after vetting by the TAP Real Estate team.

Patented Intellectual Property and Regulatory Alignment

The TAP intellectual property portfolio includes U.S. Patent 12,118,613, “System and Method for Transferring Currency Using Blockchain” (Foote et al., valid through 2041). The patent contemplates the transfer of stablecoins, digital assets, and tokenized currencies between digital wallets and computer systems, with direct applicability across escrow, payment, and settlement workflows in real estate, title, and mortgage transactions. Additional patents are pending in areas related to blockchain tokenization of assets, multi-asset tokenized baskets, and real-world assets.

Results of Continuing Operations for the Years Ended December 31, 2025 and 2024

The following table sets forth the summary operations for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31, 2025	December 31, 2024

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Professional Fees	$1,346,657	$1,051,539
Settlement	$2,131,171	$2,976,380
General and Administrative Expenses	$4,144,029	$4,274,422
Interest Expense	$(1,321,862)	$(529,100)
Gain on sale of HUMBL financial assets	$-	$2,800,000
Amortization of Debt Discounts	$(744,160)	$(340,971)
Loss on investee	$(846,140)	$-
Change in fair value of derivative liabilities	$122,474	$15,273
Derivative expense	$(1,115,146)	$(79,025)
Loss on disposal of minerals	$(20,000,000)	$-
Loss on extinguishment of debt	$(31,298)	$-
Loss on conversion of convertible notes payable and exchange of warrants	$(1,215,092)	$(4,988,245)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(32,773,081)	$(11,424,409)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the years ended December 31, 2025 and 2024 are related to our operations that are reflected in discontinued operations. The Company was focused on the business of FinCapital which consisted of one singular asset which were minerals located in Brazil until the fourth quarter of 2025 when they focused on the rebranding of the Company to TAP Real Estate. There are no revenues, cost of revenues or gross profit for either of the two years 2025 and 2024 in continuing operations.

Operating Expenses

Operating expenses for the year ended December 31, 2025 were $7,621,857 as compared to $8,302,341 for the year ended December 31, 2024, a decrease of $680,484. Operating expenses consists of professional fees, settlement expenses and general and administrative expenses as fully described below. We expect our professional fees to decrease in our next 12 months as we look to scale back on outside contract labor due to the change in our business operations. Our non-cash charges have already declined over the past year as our stock-based compensation is reduced.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the year ended December 31, 2025 were $1,346,657 compared to $1,051,539 for the year ended December 31, 2024. The increase in professional fees is related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2024 versus 2025. We expect that these costs will decrease during 2026.

Settlement

The Company incurred $2,131,171 in settlement expenses for the year ended December 31, 2025 and $2,976,380 in settlement expenses for the year ended December 31, 2024 related to agreements with individuals for liabilities incurred.

General and Administrative

General and administrative expenses for the year ended December 31, 2025 were $4,144,029 compared with $4,274,422 for the year ended December 31, 2024. The decrease in general and administrative expenses was $130,393. Much of the decrease in general and administrative expenses relates to decreases in stock-based compensation as well as payroll and payroll-related expenses due to less personnel employed, and decreases in travel costs, computer software, meals and entertainment, bank charges due to reductions in operations as we transitioned into TAP Real Estate.

Other Income (Expense)

In the year ended December 31, 2025 we incurred $25,151,224 in other expenses, compared to $3,122,068 in other expenses in the year ended December 31, 2024, an increase of $22,029,156 in other expenses. The other expenses relate to amortization of discounts, interest expense and losses on the conversion of convertible notes, changes in fair value of derivative liabilities, derivative expense, and a loss on investee and on the investment in TAP HoldCo and the loss on disposal of minerals and extinguishment of debt. In 2024, we incurred other income from the gain on the sale of HUMBL financial assets in the amount of $2,800,000 and changes in the fair value of derivative liabilities offset by losses attributable to conversions of debt and derivative expenses.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the year ended December 31, 2025 was ($32,773,081) as compared to a net loss of ($11,424,409) for the year ended December 31, 2024. The $21,348,672 increase in the net loss was due to the changes noted herein.

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

As discussed above in Note 1, the Company has recently begun a rebranding to TAP Real Estate in efforts to build sustaining operations and drive cash flow.

As of December 31, 2025, we had $126,066 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to TAP. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $2,870,414 and $23,693,753 as of December 31, 2025 and 2024, respectively. The majority of our current liabilities are in the form of notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital is the direct result of the settlement of $20 million worth of common stock that were to be issued to Ybyrá that have been reflected in additional paid in capital due to the related party nature of the settlement, and our investment in TAP Holdco as well as reductions of notes payable, accrued interest and accrued expenses as well as the receipt of the remaining balance owed by TAP received in the year ended December 31, 2025. A significant portion of the investment in TAP Holdco received in February 2025 was exchanged for Series C Preferred shares in August 2025. The Company’s assets as of December 2, 2024 were sold to TAP Inc. and the Company commenced a new business with the purchase of the magnesium silicate which was returned to Ybyrá pursuant to the Settlement Agreement dated September 9, 2025. The Company anticipates entering into profitable businesses upon the sale of the magnesium silicate. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,656,535 and $3,183,582 for the years ended December 31, 2025 and 2024, respectively. The $1,527,047 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2024 to 2025, such as the gain on sale of HUMBL Financial assets, gain on sale of HUMBL.com and related assets, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the years ended December 31, 2025 and 2024 other than the balance of the proceeds received from TAP for the sale of HUMBL.com in the amount of $2,000,000 in 2025 and $500,000 in 2024.

Cash (used in) provided by financing activities was $(237,886) and $2,109,705 for the years ended December 31, 2025 and 2024, respectively. In 2024, the Company raised $2,279,500 from the proceeds from related party, non-related party and convertible notes payable, $356,000 from proceeds for the sale of warrants, as well as repayments of related party and convertible notes payable of $525,795. In 2025, we raised $904,825 from proceeds of convertible notes payable and $12,000 from related party notes payable. In addition, in 2025, we repaid $404,711 in related party notes and $750,000 in notes payable.

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

Off-Balance Sheet Arrangements

As December 31, 2025 and 2024, we had no off-balance sheet arrangements.

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

Level 3 inputs are unobservable inputs for the asset or liability and are used when observable market data is not available. The Company’s Level 3 investments primarily consist of [private equity investments, illiquid debt instruments, complex derivatives, or other investments for which little or no market activity exists].

The fair value of Level 3 investments is estimated using valuation techniques that incorporate significant unobservable inputs and reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company applies a combination of valuation approaches, including the market approach, income approach, and, when applicable, the cost approach, depending on the nature of the investment and the availability of relevant information.

Under the market approach, fair value is estimated based on observable transactions for similar instruments, including recent third-party transactions in the same or comparable investments, or by applying valuation multiples derived from comparable public companies or precedent transactions. Significant inputs may include EBITDA or revenue multiples, liquidity discounts, control premiums, and adjustments for differences in growth prospects, profitability, and risk characteristics.

Under the income approach, the Company utilizes discounted cash flow models or other present value techniques to estimate fair value. These models incorporate significant assumptions, including projected revenues and expenses, expected cash flows, discount rates, terminal growth rates, and timing of exit. Discount rates are generally developed using a weighted-average cost of capital that reflects current market conditions and the risks inherent in the investment.

For certain investments, particularly illiquid debt instruments, valuation techniques may incorporate expected recovery values, probability-weighted scenarios, default assumptions, and credit spreads. For complex or structured instruments, option pricing models or simulation techniques may also be used.

The determination of fair value for Level 3 investments requires significant management judgment. The Company calibrates its valuation techniques to transaction prices, when available, and periodically evaluates and updates key assumptions to reflect current market conditions and specific investment performance. Changes in valuation techniques or significant increases or decreases in unobservable inputs may result in materially different fair value measurements.

The Company may utilize information from independent third-party valuation specialists to assist in determining fair value. The Company evaluates the methodologies, significant assumptions, and outputs of such specialists, and performs procedures to assess the reasonableness of the valuations, including back-testing against realized transactions, comparison to relevant market data, and sensitivity analyses over significant unobservable inputs.

Given the inherent uncertainty associated with the use of unobservable inputs, the estimated fair values of Level 3 investments may differ materially from the values that would have been used had an active market existed for such investments.

Non-Equity Method Equity Securities

The Company holds investments in equity securities that are accounted for in accordance with ASC 321. These investments consist of equity interests in privately held and publicly traded entities over which the Company does not have a controlling financial interest or significant influence.

Equity securities with readily determinable fair values are measured at fair value at each reporting date, with unrealized gains and losses recognized in earnings.

For equity securities without readily determinable fair values, the Company has elected the measurement alternative in accordance with ASC 321-10-35. Under this alternative, investments are carried at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, less impairment, if any.

The Company performs a qualitative assessment for impairment at each reporting period. If an investment is determined to be impaired, the Company writes down the investment to its fair value and recognizes the resulting loss in earnings. Impairment losses are not reversed in subsequent periods.

Dividend income is recognized in earnings when declared, to the extent such amounts are not considered a return of investment.

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

When such investments fall below the threshold of 20%, as is the case with TAP HoldCo, they no longer will include the share of gains and losses of the investee and the Company will assess the value of that investment to determine whether the investment has been impaired as there is no such readily determinable market value for those investments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TAP Real Estate Technologies, Inc. (formerly HUMBL, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TAP Real Estate Technologies, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit, accumulated deficit, and a history of operating losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

TAP HoldCo Investment (Note 4 to the Financial Statements)

Description of the Critical Audit Matter

As discussed in Note 4, the Company holds an investment in TAP, Inc. through its ownership of units in TAP HoldCo, which was acquired through a combination of asset sales and equity exchanges. During the year, there were a series of complex transactions impacting the investment balance, including the exchange of Series C Preferred Stock for HoldCo units. Additionally, the Company determined the HoldCo investment to not have a readily determinable fair value, requiring management, in addition to performing an analysis of potential impairment, to identify transactions of HoldCo units that may suggest a change in the valuation of the investment. This analysis requires significant assumptions and estimates, that are subject to potential bias, and requires significant auditor effort and judgement to obtain and evaluate sufficient audit evidence.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures to address this matter included the following:

1.	We evaluated and tested management’s determination of the fair value of the HoldCo units acquired and recalculated the loss recognized in the transaction.
2.	We evaluated and tested settlement and exchange transactions in which HoldCo units were included as consideration.
3.	We obtained and evaluated both management’s qualitative analysis of potential impairment indicators, and the results of its procedures to search for and identify orderly transactions of HoldCo units.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

March 31, 2026

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONSOLIDATED BALANCE SHEETS (IN US$)

DECEMBER 31, 2025 AND 2024

	DECEMBER 31, 2025	DECEMBER 31, 2024

ASSETS
Current Assets:
Cash	$126,066	$20,487
Investment - TAP Inc. HoldCo	1,229,510	-
Current assets of discontinued operations	-	2,971,906

Total Current Assets	1,355,576	2,992,393

Non-Current Assets:
Minerals	-	20,000,000
Non-current assets of discontinued operations	-	230,510

Total Non-Current Assets	-	20,230,510

TOTAL ASSETS	$1,355,576	$23,222,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,039,125	$2,671,043
Accounts payable - related party	130,966	-
Derivative liabilities	1,400,996	338,986
Liability for stock to be issued - acquisition of FinCapital	-	20,000,000
Advances on purchase of assets by TAP Inc.	-	1,037,500
Current portion of notes payable	-	750,000
Current portion of notes payable - related parties	-	385,500
Convertible notes payable - related parties, net of discount	221,830	421,830
Current portion of convertible notes payable, net of discount	1,433,073	1,080,673
Current liabilities of discontinued operations	-	614

Total Current Liabilities	4,225,990	26,686,146

Total Liabilities	4,225,990	26,686,146

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized, 20,000 Series C Preferred stock authorized and 250,000 Series D Preferred stock authorized

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 335,445 and 349,091 shares issued and outstanding, respectively	3	3
Series C Preferred, par value $0.00001, 2,301 and 12,350 shares issued and outstanding, respectively	-	-
Series D Preferred, par value $0.00001, 100,000 and 100,000 shares issued and outstanding, respectively	1	1
Common stock, par value, $0.00001, 85,000,000,000 shares authorized, 53,618,782,943 and 32,748,842,520 issued and outstanding, respectively	536,188	327,488
Additional paid in capital	131,203,533	114,185,329
Stock to be issued	200,000	-
Accumulated deficit	(134,810,209)	(117,976,134)

Total Stockholders’ Deficit	(2,870,414)	(3,463,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,355,576	$23,222,903

The accompanying notes are an integral part of these consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	YEARS ENDED
	DECEMBER 31, 2025	DECEMBER 31,2024
CONTINUING OPERATIONS:

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS (LOSS) PROFIT	-	-

OPERATING EXPENSES
Professional fees	1,346,657	1,051,539
Settlement	2,131,171	2,976,380
General and administrative expenses	4,144,029	4,274,422

Total Operating Expenses	7,621,857	8,302,341

OPERATING LOSS	(7,621,857)	(8,302,341)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(1,321,862)	(529,100)
Gain on sale of HUMBL Financial assets	-	2,800,000
Amortization of debt discounts	(744,160)	(340,971)
Loss on investee	(846,140)	-
Change in fair value of derivative liability	122,474	15,273
Derivative expense	(1,115,146)	(79,025)
Loss on disposal of minerals	(20,000,000)	-
Loss on extinguishment of debt	(31,298)	-
Loss on conversion of convertible notes payable	(1,215,092)	(4,988,245)

Total Non-Operating Income (Expenses)	(25,151,224)	(3,122,068)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(32,773,081)	(11,424,409)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(36,344)	(2,995,707)
Gain (loss) on disposal of discontinued operations	16,835,929	(26,276)
Total discontinued operations	16,799,585	(3,021,983)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(15,973,496)	(14,446,392)

Provision for income taxes	-	-

NET LOSS	(15,973,496)	(14,446,392)

Less: Deemed Dividend	(860,579)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(16,834,075)	$(14,446,392)

Net loss per share - basic and diluted to available common shareholders
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	(0.00)

Net loss per share - basic and diluted to available common shareholders	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	43,420,082,894	17,630,554,862

The accompanying notes are an integral part of these consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (IN US$)

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-In	Stock to be	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Income (Loss)	Deficit	Total

Balance - January 1, 2024	7,000,000	$70	379,875	$4	12,280	$-	-	$-	11,263,429,223	$112,634	$99,413,439	$-	$(122,144)	$(103,529,742)	$(4,125,739)

Stock issued for:
Services	-	-	-	-	70	-	100,000	1	215,000,000	2,150	420,349	-	-	-	422,500
Settlements	-	-	-	-	-	-	-	-	3,456,901,195	34,569	811,811	-	-	-	846,380
Conversion of convertible notes	-	-	-	-	-	-	-	-	16,565,722,102	165,657	8,346,311	-	-	-	8,511,968
Conversion of Series B Preferred to common shares	-	-	(30,784)	(1)	-	-	-	-	307,840,000	3,078	(3,077)	-	-	-	-
Shares issued in warrant exchange	-	-	-	-	-	-	-	-	939,950,000	9,400	627,260	-	-	-	636,660
Related party forgiveness of debt	-	-	-	-	-	-	-	-	-	-	12,500	-	-	-	12,500
Warrant purchases	-	-	-	-	-	-	-	-	-	-	111,000	-	-	-	111,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	3,853,479	-	-	-	3,853,479
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	26,442	-	-	-	26,442
Amortization of contingent consideration - restricted stock units	-	-	-	-	-	-	-	-	-	-	565,815	-	-	-	565,815
Change in comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	122,144	-	122,144
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,446,392)	(14,446,392)

Balance - December 31, 2024	7,000,000	$70	349,091	$3	12,350	$-	100,000	$1	32,748,842,520	$327,488	$114,185,329	$-	$-	$(117,976,134)	$(3,463,243)

Balance - January 1, 2025	7,000,000	$70	349,091	$3	12,350	$-	100,000	$1	32,748,842,520	$327,488	$114,185,329	$-	$-	$(117,976,134)	$(3,463,243)

Stock issued for:
Accrued expenses	-	-	-	-	-	-	-	-	1,150,000,000	11,500	1,368,500	-	-	-	1,380,000
Conversion of Series B Preferred to common shares	-	-	(13,646)	-	-	-	-	-	136,460,000	1,365	(1,365)	-	-	-	-
Exchange of warrants, reflected as a deemed dividend	-	-	-	-	30	-	-	-	634,431,833	6,345	193,734	-	-	-	200,079
Conversion of convertible notes	-	-	-	-	-	-	-	-	10,414,048,590	104,140	3,144,067	-	-	-	3,248,207
Conversion of convertible notes for stock to be issued (issued in January 2026)	-	-	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000
Conversion of Series C Preferred to common shares, reflected as a deemed dividend	-	-	-	-	(1,175)	-	-	-	6,185,000,000	61,850	598,650	-	-	-	660,500
Conversion of TAP Inc. HoldCo units for Series C Preferred	-	-	-	-	(8,904)	-	-	-	-	-	(13,303,179)	-	-	-	(13,303,179)
Settlement	-	-	-	-	-	-	-	-	2,350,000,000	23,500	426,500	-	-	-	450,000
Debt discount on convertible notes	-	-	-	-	-	-	-	-	-	-	539,817	-	-	-	539,817
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	3,826,480	-	-	-	3,826,480
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	225,000	-	-	-	225,000
Related party gain on Thiago Moura settlement	-	-	-	-	-	-	-	-	-	-	20,000,000	-	-	-	20,000,000
Deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(860,579)	(860,579)
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(15,973,496)	(15,973,496)

Balance - December 31, 2025	7,000,000	$70	335,445	$3	2,301	$-	100,000	$1	53,618,782,943	$536,188	$131,203,533	$200,000	$-	$(134,810,209)	$(2,870,414)

The accompanying notes are an integral part of these consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$)

YEARS ENDED DECEMBER 31, 2025 AND 2024

	DECEMBER 31, 2025	DECEMBER 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(15,973,496)	$(14,446,392)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued in settlement	450,000	2,976,380
Loss on extinguishment of debt in note amendments	31,298	-
Loss on conversion of convertible notes payable	1,215,092	4,988,245
Fee added to convertible notes	732,260	624,954
Interest expense recorded for discounts	544,544	-
Amortization of debt discounts	744,160	340,971
Loss on investee	846,140	-
Loss on settlement	1,621,171	-
Stock-based compensation	4,051,480	4,302,421
Gain on disposal of HUMBL.com	(16,835,929)	-
Loss on disposal of minerals	20,000,000	-
Derivative expense	1,115,146	79,025
Change in fair value of derivative liability	(122,474)	(15,273)
Gain on sale of HUMBL Financial assets	-	(2,800,000)
Changes in assets and liabilities, net of acquired amounts
Accounts payable - related party	130,966	-
Accounts payable and accrued expenses	(207,124)	277,836
Total adjustments	14,316,730	10,774,559

Net cash used in operating activities of continuing operations	(1,656,766)	(3,671,833)
Net cash provided by operating activities of discontinued operations	231	488,251
Net cash used in operating activities	(1,656,535)	(3,183,582)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition by TAP Inc.	2,000,000	500,000

Net cash provided by investing activities of continuing operations	2,000,000	500,000
Net cash provided by investing activities of discontinued operations	-	231,110
Net cash provided by investing activities	2,000,000	731,110

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	12,000	395,500
Payments of related party notes payable	(404,711)	(180,000)
Repayment of convertible notes payable	-	(345,795)
Proceeds from sales of warrants	-	356,000
Repayment of notes payable	(750,000)	-
Proceeds from notes payable	-	530,000
Proceeds from convertible notes payable	904,825	1,354,000
Net cash (used in) provided by financing activities	(237,886)	2,109,705

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	105,579	(342,767)

CASH - BEGINNING OF YEAR	20,487	363,254

CASH - END OF YEAR	$126,066	$20,487

CASH PAID DURING THE YEAR FOR:
Interest expense	$5,938	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$63,215	$3,078
Common shares issued in settlement with BRU for accrued expenses	$1,380,000	$-
Accrued interest converted into convertible notes payable	$12,300	$-
Obligation to issue common shares for purchase of FinCapital	$-	$20,000,000
Settlement with Thiago Moura for liability to issue shares in FinCapital transaction	$20,000,000	$-
Settlement of notes payable for purchase of HUMBL assets to TAP Inc.	$-	$537,500
Related party note forgiven	$-	$12,500
Shares of common stock issued for warrant exchanges	$-	$5,900
Vesting of contingent consideration	$-	$565,815
Reclassification of convertible notes payable to derivative liability	$-	$245,000
Deemed dividend	$860,579	$-
Conversion of convertible notes payable, derivative liability and accrued interest for common stock	$3,448,207	$3,915,383

The accompanying notes are an integral part of these consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

DECEMBER 31, 2025 AND 2024

NOTE 1: NATURE OF OPERATIONS

TAP Real Estate Technologies, Inc. (formerly HUMBL, Inc.) (the “Company” or “HUMBL” or “TAP Real Estate”) announced on December 31, 2025 that it has initiated a strategic corporate rebrand to TAP Real Estate Technologies, Inc. (“TAP Real Estate”), reflecting the Company’s sharpened focus on real estate asset acquisition, ownership, and blockchain-enabled real estate tokenization. In connection with this rebrand, the Company received regulatory approval for the formal name change and ticker symbol change on March 4, 2026.

TAP Real Estate is focused on the acquisition, management, and tokenization of real estate. The Company seeks to combine established real estate fundamentals with emerging digital and blockchain tokenization technologies in order to enhance transparency, operational efficiency, and investor access in the real estate industry.

The rebrand marks a formal repositioning of the Company toward the next generation of real estate capital formation, where traditional property ownership models converge with digital wallets, blockchain registries, smart contracts, and tokenized investment infrastructure.

Initial Capital Raise and Strategic Focus on Blockchain-Enabled Real Estate

As part of this transition, TAP Real Estate has secured $500,000 in initial investment capital to establish operations and support early-stage execution (See Notes 9 and 17). The Company is actively evaluating a pipeline of residential, commercial, and hospitality real estate opportunities for potential fractional or full contribution to its balance sheet, alongside select tokenization opportunities to be offered through the TAP Invest platform.

Property evaluations are being conducted with a disciplined focus on asset quality, cash-flow durability, jurisdictional suitability, and long-term value creation. Particular emphasis is being placed on identifying properties that are well-positioned to support blockchain-tokenized capital inflows, interest-bearing yield structures, and digital ownership frameworks anticipated under emerging U.S. regulatory guidance expected in 2026.

A Public Company Model for the Next Era of U.S. Real Estate

In support of this strategy, TAP Real Estate has entered into a licensing agreement with TAP, a private technology company headquartered in Salt Lake City, Utah, granting TAP Real Estate the right to utilize the proprietary TAP Platform technologies specifically for real estate use cases.

This agreement establishes a public company model designed to combine the benefits of a publicly held company (TAP Real Estate) with a patented, vertically integrated blockchain technology and intellectual property platform held as a private company (TAP).

Under this structure, TAP Real Estate will hold and manage select real estate assets, while leveraging licensed digital infrastructure to tokenize ownership interests, manage investor participation, and support compliant issuance and lifecycle administration.

The objective is to create a repeatable, compliant model for how real estate can be acquired, structured, tokenized, and administered within U.S. capital markets, serving as a blueprint for the broader industry.

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

As discussed above in Note 1, the Company has recently begun a rebranding to TAP Real Estate in efforts to build sustaining operations and drive cash flow.

As of December 31, 2025, we had $126,066 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to TAP. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $2,870,414 and $23,693,753 as of December 31, 2025 and 2024, respectively. The majority of our current liabilities are in the form of notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital is the direct result of the settlement of $20 million worth of common stock that were to be issued to Ybyrá that have been reflected in additional paid in capital due to the related party nature of the settlement, and our investment in TAP Holdco as well as reductions of notes payable, accrued interest and accrued expenses as well as the receipt of the remaining balance owed by TAP received in the year ended December 31, 2025. A significant portion of the investment in TAP Holdco received in February 2025 was exchanged for Series C Preferred shares in August 2025. The Company’s assets as of December 2, 2024 were sold and the Company commenced a new business with the purchase of the magnesium silicate. The Company anticipates entering into profitable businesses upon the sale of the magnesium silicate. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,656,535 and $3,183,582 for the years ended December 31, 2025 and 2024, respectively. The $1,527,047 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2024 to 2025, such as the gain on sale of HUMBL Financial assets, gain on sale of HUMBL.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the years ended December 31, 2025 and 2024 other than the balance of the proceeds received from TAP for the sale of HUMBL.com and related assets in the amount of $2,000,000 in 2025 and $500,000 in 2024.

Cash (used in) provided by financing activities was $(237,886) and $2,109,705 for the years ended December 31, 2025 and 2024, respectively. In 2024, the Company raised $2,279,500 from the proceeds from related party, non-related party and convertible notes payable, $356,000 from proceeds for the sale of warrants, as well as repayments of related party and convertible notes payable of $525,795. In 2025, we raised $904,825 from proceeds of convertible notes payable and $12,000 from related party notes payable. In addition, in 2025, we repaid $404,711 in related party notes and $750,000 in notes payable.

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

The discontinued operations represent corporate activity and all activity related to prior HUMBL operations.

The Company accounts for discontinued operations in accordance with ASC 205, Greater details regarding discontinued operations can be found in Note 3. The Company classifies a component of the business as a discontinued operation when it has been disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. Components of the Company may include a business unit, operating segment, reporting unit, subsidiary, or asset group.

Results of operations for discontinued operations are reported separately in the consolidated statements of operations for all periods presented. This includes the component’s revenues, expenses, and pre-tax profit or loss, as well as any gain or loss recognized on disposal. Income tax expense or benefit attributable to discontinued operations is also presented separately.

Assets and liabilities of a component classified as held for sale are presented separately in the consolidated balance sheets when the criteria for held-for-sale classification are met. These criteria include management’s commitment to a plan to sell, the availability of the asset for immediate sale in its present condition, and the probability that the sale will be completed within one year.

Upon classification as held for sale, the Company measures the disposal group at the lower of its carrying amount or fair value less costs to sell. Depreciation and amortization cease once the assets are classified as held for sale.

Cash flows related to discontinued operations are disclosed either on the face of the consolidated statement of cash flows or in the notes to the financial statements, and are segregated between operating, investing, and financing activities, as applicable.

The Company continues to evaluate transactions and events to determine whether they meet the criteria for discontinued operations presentation in accordance with applicable accounting guidance.

Principles of Consolidation

The consolidated financial statements include the accounts of TAP Real Estate and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of December 31, 2025 and 2024, respectively. The Company has at times maintained cash balances in excess of the FDIC insured limit at a single bank.

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

The Company’s minerals were considered long-lived assets and accounted for under these standards. These minerals were returned as part of the Settlement Agreement dated September 9, 2025.

Revenue Recognition

Prior to December 2, 2024, the Company accounted for revenues based on the verticals in which they were earned: HUMBL Mobile Wallet, HUMBL Marketplace, HUMBL Blockchain Services, HUMBL Search Engine, HUMBL Tickets, as well as all merchandise sales and service revenues. As a result of the sale of the HUMBL assets, all revenues were reclassified to discontinued operations.

The Company has no revenue from continuing operations for the years ended December 31, 2025 and 2024, respectively.

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

Earnings (Loss) Per Share of Common Stock

The Company computes earnings per share (“EPS”) in accordance with applicable accounting guidance. Basic EPS is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method or the if-converted method, as applicable.

Net income (loss) attributable to common shareholders is adjusted for dividends declared on common stock and for deemed dividends, if any. Deemed dividends represent adjustments to income available to common shareholders that arise from transactions with holders of the Company’s preferred stock or other equity instruments that are not reflected in net income but are treated as a return to, or distribution from, equity holders.

Deemed dividends may include, but are not limited to, (i) beneficial conversion features recognized upon issuance or modification of convertible preferred stock or convertible debt, (ii) incremental value transferred to holders of preferred stock in connection with modifications or extinguishments of such instruments, and (iii) accretion of discounts on redeemable preferred stock to their redemption value when such accretion is treated as a dividend to preferred shareholders. These amounts are recorded as a reduction to retained earnings (or, in the absence of retained earnings, as an adjustment to additional paid-in capital) and reduce income available to common shareholders in the calculation of basic and diluted EPS. In 2025, the Company recorded a deemed dividend of $860,579 related to equity-to-equity exchanges.

For periods in which the Company reports a net loss, diluted EPS is the same as basic EPS because the inclusion of potentially dilutive securities would be antidilutive. Potential common shares are excluded from the computation of diluted EPS if their effect would be antidilutive.

The Company evaluates all equity-linked instruments and modifications thereof to determine the appropriate treatment in the calculation of EPS, including whether any portion of the transaction should be reflected as a deemed dividend to preferred shareholders.

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

Level 3 inputs are unobservable inputs for the asset or liability and are used when observable market data is not available. The Company’s Level 3 investments primarily consist of [private equity investments, illiquid debt instruments, complex derivatives, or other investments for which little or no market activity exists].

The fair value of Level 3 investments is estimated using valuation techniques that incorporate significant unobservable inputs and reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company applies a combination of valuation approaches, including the market approach, income approach, and, when applicable, the cost approach, depending on the nature of the investment and the availability of relevant information.

Under the market approach, fair value is estimated based on observable transactions for similar instruments, including recent third-party transactions in the same or comparable investments, or by applying valuation multiples derived from comparable public companies or precedent transactions. Significant inputs may include EBITDA or revenue multiples, liquidity discounts, control premiums, and adjustments for differences in growth prospects, profitability, and risk characteristics.

Under the income approach, the Company utilizes discounted cash flow models or other present value techniques to estimate fair value. These models incorporate significant assumptions, including projected revenues and expenses, expected cash flows, discount rates, terminal growth rates, and timing of exit. Discount rates are generally developed using a weighted-average cost of capital that reflects current market conditions and the risks inherent in the investment.

For certain investments, particularly illiquid debt instruments, valuation techniques may incorporate expected recovery values, probability-weighted scenarios, default assumptions, and credit spreads. For complex or structured instruments, option pricing models or simulation techniques may also be used.

The determination of fair value for Level 3 investments requires significant management judgment. The Company calibrates its valuation techniques to transaction prices, when available, and periodically evaluates and updates key assumptions to reflect current market conditions and specific investment performance. Changes in valuation techniques or significant increases or decreases in unobservable inputs may result in materially different fair value measurements.

The Company may utilize information from independent third-party valuation specialists to assist in determining fair value. The Company evaluates the methodologies, significant assumptions, and outputs of such specialists, and performs procedures to assess the reasonableness of the valuations, including back-testing against realized transactions, comparison to relevant market data, and sensitivity analyses over significant unobservable inputs.

Given the inherent uncertainty associated with the use of unobservable inputs, the estimated fair values of Level 3 investments may differ materially from the values that would have been used had an active market existed for such investments.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	Level 1	Level 2	Level 3
December 31, 2025
Derivative liabilities	$-	$-	$1,400,996

December 31, 2024
Derivative liabilities	$-	$-	$338,986

See Note 11 for details on the Level 3 changes for derivative liabilities.

Non-Equity Method Equity Securities

The Company holds investments in equity securities that are accounted for in accordance with ASC 321. These investments consist of equity interests in privately held and publicly traded entities over which the Company does not have a controlling financial interest or significant influence.

Equity securities with readily determinable fair values are measured at fair value at each reporting date, with unrealized gains and losses recognized in earnings.

For equity securities without readily determinable fair values, the Company has elected the measurement alternative in accordance with ASC 321-10-35. Under this alternative, investments are carried at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, less impairment, if any.

The Company performs a qualitative assessment for impairment at each reporting period. If an investment is determined to be impaired, the Company writes down the investment to its fair value and recognizes the resulting loss in earnings. Impairment losses are not reversed in subsequent periods.

Dividend income is recognized in earnings when declared, to the extent such amounts are not considered a return of investment.

As the Company’s investment in TAP HoldCo fell below the threshold of 20%, the Company no longer will include the share of gains and losses of the investee and now will reflect the investment as a non-equity method equity security as discussed above.

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

Segment Reporting

In 2024, the Company adopted Accounting Standards Update 2023-07 (“ASU 2023-07”). ASU 2023-07 improves segment reporting disclosures for public companies. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has effective December 2, 2024, entered into an agreement to sell their operating business to Tap Inc., and as a result has reflected those operating revenues and expenses within discontinued operations, and has not yet begun generating revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief financial officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. The Company analyzed ASU 2023-07 and determined that the required information is presented within the consolidated financial statements and footnote disclosures herein.

Recent Accounting Pronouncements

Adoption of ASU 2023-09

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, which requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is intended to improve transparency regarding the nature and magnitude of factors contributing to differences between the statutory tax rate and the effective tax rate, as well as cash taxes paid by jurisdiction.

The Company adopted this standard effective January 1, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments are disclosure-only in nature. Prior-period amounts have been recast to conform to the current-period presentation, where applicable.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3: DISCONTINUED OPERATIONS

IXAYA

Effective April 1, 2024, the Company and Ixaya agreed to terminate the Ixaya SPA and continue working together on certain projects in a contractor role. In this agreement, Ixaya will keep the shares previously issued to them when they were acquired and the Company would deconsolidate Ixaya as of April 1, 2024. The operations of Ixaya for the year ended December 31, 2024 are reflected in discontinued operations.

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

HUMBL.com

Effective December 2, 2024, the Company entered into an Asset Purchase Agreement with TAP to sell their assets to TAP as discussed in Note 1. The Company received $3,037,500 in cash and debt cancellation and an investment in HoldCo in the amount of $17,000,000 for a total purchase price of $20,000,000. The operations of HUMBL.com, which includes the operations of the HUMBL Chile division for the years ended December 31, 2025 and 2024 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the year ended December 31, 2025.

Revenue	$-
Operating expenses	(36,344)

Net loss from discontinued operations	$(36,344)

The Company reclassified the following operations to discontinued operations for the year ended December 31, 2024.

Revenue	$467,438
Operating expenses	3,012,696

Net loss from discontinued operations	$(2,545,258)

The Company reflected the following gain on disposal for the year ended December 31, 2025 related to the sale of HUMBL.com, which includes the ownership of HoldCo (the entire gain on disposal occurred in the three months ended March 31, 2025):

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

FinCapital was to be a 99% owned subsidiary of the Company. The Company had agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. On September 9, 2025, the Company, Ybyrá, Brian Foote and Thiago Moura entered into a settlement agreement (“Settlement Agreement”), whereby Ybyrá’s right to receive the Company’s common stock is cancelled, and the Company was required to issue 850 million shares of common stock to Thiago Moura (which was issued September 10, 2025), Thiago Moura resigned as Company CEO and as a member of the board of directors, and the Company is to pay Ybyrá $10,000 per month in cash and $5,000 per month in common stock until the assignment of the FinCapital shares to Ybyrá occurs before December 31, 2025. The Company recorded $60,000 in accrued expenses through December 31 2025 for this settlement. On December 31, 2025, as per the agreement with FinCapital, the minerals purchased reverted back to Ybyrá as the Company was unable to enter into a transaction to sell these minerals. The fees accrued by the Company to Thiago stopped at this time.

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

TAP Holdco

On December 2, 2024, following execution of the Stock Purchase Agreement, the Company entered into an Asset Purchase Agreement with TAP, and HoldCo. Pursuant to the Asset Purchase Agreement, the Company sold all of its assets to TAP In consideration for the purchase of the Company’s assets, TAP agreed to: (a) pay the Company $3,037,500; (b) issue 2,455,556 shares of TAP Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was previously paid in cash by TAP to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of TAP was cancelled. The remaining $2,000,000 of the cash purchase price was paid by TAP on April 1, 2025. The value of the HoldCo Units held by the Company at the time of the acquisition by TAP is $17,000,000 based on the percentage that HoldCo owns in TAP based on the last valuation of TAP The Company agreed that TAP would not contribute any real estate assets and TAP would be solely a technology company in exchange for a larger percentage of TAP owned by the Company through HoldCo. The Company considers TAP and TAP HoldCo related parties as they share common directors.

The HoldCo Units represent approximately 48.6% of the outstanding equity in TAP. Upon transfer of the HoldCo Units, the Company will own 100% of HoldCo. Through August 6, 2025, the Company accounted for the 48.6% interest in TAP as an equity method investment. Upon the exchanges noted above, as of August 7, 2025, the Company will now treat the interest in TAP as a cost method investment, as opposed to an equity method investment. The carrying amount of the investment as of December 31, 2025 is $1,229,510 calculated as follows:

Balance – January 1, 2025	$-
Initial investment	17,000,000
Share of net loss	(846,140)
Exchange of Series C shares for HoldCo interest	(13,303,179)
Settlement with BRU for HoldCo interest	(1,621,171)
Balance – December 31, 2025	$1,229,510

In July and August 2025, the investors holding the Series C preferred shares exchanged 8,904 shares of Series C Preferred Stock for approximately 83% of the units the Company holds in TAP Holdco. The Company recorded the $13,303,179 effectively as a distribution as this was an equity-for-equity exchange.

Additionally, in August 2025, the Company granted BRU approximately 10% of its holdings in HoldCo as part of their settlement with them. The Company recorded a loss of $1,621,171 on this transaction.

For the period February 27, 2025 through December 31, 2025, there have been no indicators of impairment identified.

NOTE 5: MINERALS

FinCapital owns 41,500 tons of magnesium silicate, a raw material used in the creation of fertilizer and other industrial applications.

The FinCapital minerals are located in Minas Gerais in Brazil. Magnesium silicate is a residue with a variable amount of silicon, formed from the melting of metals and is called slag in the steel industry. Several research studies have shown that the addition of this element in the form of fertilizer has shown considerable increases in productivity in various crops.

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

The Company transferred the magnesium silicate back to Ybyrá on December 31, 2025. As a result, there are no minerals remaining in the Company as of December 31, 2025.

NOTE 6: NOTE PAYABLE - BANK

On March 3, 2022 with the acquisition of Ixaya, the Company assumed a loan with Citibanamex. The loan was due in monthly payments of $7,110 MXN (approximately $350 USD) inclusive of interest and matures in July 2025. Due to the deconsolidation upon separation effective April 1, 2024, the note was part of the liabilities from discontinued operations as of December 31, 2023 and part of the loss on disposal in the year ended December 31, 2024 as discussed in Note 3 above.

NOTE 7: NOTES PAYABLE

Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of notes that existed as of December 31, 2024 and 2023. All note balances that were either converted or repaid as of December 31, 2024 have been excluded from this disclosure.

The Company entered into a note payable with an individual on September 4, 2024 that matures March 4, 2025 in the amount of $287,500. There was a one-time interest charge included in the note in the amount of $12,500. There was an original interest discount of $25,000 recorded. This note was reclassified to advances on purchase of assets by TAP as of December 2, 2024, and reflected in the loss on sale to TAP on February 27, 2025.

The Company entered into a note payable with an individual on October 16, 2024 that matures October 16, 2025 in the amount of $250,000. This note was reclassified to advances on purchase of assets by TAP as of December 2, 2024 and reflected in the loss on sale to TAP on February 27, 2025.

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

As of December 31, 2025, the Company has no amounts outstanding.

NOTE 8: NOTES PAYABLE – RELATED PARTIES

The Company entered into notes payable – related parties as follows as of December 31, 2025 and 2024. The chart below does not include notes payable that were repaid or converted during 2024, or notes payable that were reclassified to liabilities of discontinued operations or disposed of. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of those notes:

	December 31, 2025	December 31, 2024

Note payable with a trust related to a director of the Company dated May 13, 2024 for a period of one year maturing May 13, 2025 at 6% interest. Note was repaid in April 2025.	$-	$20,000

Note payable with a trust related to a director of the Company dated June 27, 2024 for a period of one year maturing June 27, 2025 at 6% interest. Note was repaid in April 2025.	-	12,500

Note payable with a trust related to a director of the Company dated January 21, 2025 for a one-year period maturing January 21, 2026 at 6% interest. Note was repaid in April 2025.	-	-

Note payable with a partnership controlled by the family of one of the Company’s directors dated August 7, 2024 at 6% interest that matured February 7, 2025. Note was repaid in April 2025.	-	353,000

Total	-	385,500
Less: Current portion	-	(385,500)
Less: Discount	-	-
Long-term debt	$-	$-

Interest expense for the years ended December 31, 2025 and 2024 was $6,058 and $1,636, respectively.

The Company received $12,000 at 6% interest from a trust related to a director of the Company on January 21, 2025.

All of the notes listed above were repaid in April 2025.

NOTE 9: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible notes payable as follows as of December 31, 2025 and 2024. The chart below does not include convertible notes payable that were repaid or converted during 2024. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of those notes:

	December 31, 2025	December 31, 2024

Convertible notes entered into July 26, 2023 due July 26, 2024 into common shares equal to the lowest closing trade price of the common stock in the 10 days following the issuance date. $340,000 of these notes were converted in 2024 and $35,000 was converted in 2025.	$-	$35,000

Convertible note up to $800,000 at 6% entered into May 10, 2023 maturing May 10, 2024. Balance automatically converts upon an uplisting to a nationally recognized exchange (NYSE/NASDAQ) at 80% of the volume weighted average price of the common stock on the Senior Exchange during the first five trading days following the uplisting. $359,743 was converted during 2024 and the remaining amounts were converted in 2025.	-	225,257

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance; note is in default and a $242,000 default fee was added to the note in March 2025. This note was amended May 16, 2025.	484,000	242,000

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	133,100

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	133,100

Convertible note payable entered into April 2, 2024, with a maturity date of April 2, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	133,100

Convertible note payable entered into April 23, 2024, with a maturity date of October 22, 2025, at 10% interest per annum. This note was amended May 16, 2025 and $12,300 of interest accrued was added to the principal amount of the note.	135,300	123,000

Convertible note payable entered into April 15, 2024, with a maturity date of October 15, 2025, at 10% interest per annum, which was converted in 2025	-	122,000

Convertible note payable entered into May 22, 2024, with a maturity date of November 22, 2025, at 10% interest per annum. This note was amended May 16, 2025.	123,000	123,000

Convertible note payable entered into December 5, 2024, with a maturity date of September 15, 2025, at 12% interest per annum. This note was fully converted in June 2025.	-	93,150

Convertible note payable entered into February 4, 2025, with a maturity date of November 15, 2025, with a one-time interest charge of $13,500. Amounts due in 4 installments commencing on August 15, 2025 monthly through November 15, 2025. This note was fully converted in August 2025.	-	-

Convertible note payable entered into June 9, 2025, with a maturity date of June 9, 2026, at 10% interest per annum. Amount fully converted in 2025.	-	-

Convertible note payable entered into March 14, 2025, with a maturity date of March 14, 2026, one time interest charge assessed upon issuance of $55,000. Note was for $605,000. Conversions of $238,000 occurred in 2025.	367,000	-

Convertible note payable entered into October 14, 2025, with a maturity date of October 14, 2026. A $2,000 one-time interest fee was added to the note	35,000	-

Convertible note payable entered into November 10, 2025, with a maturity date of November 10, 2026, at 10% interest per annum.	27,500	-

Convertible note payable entered into November 10, 2025, with a maturity date of November 10, 2026, at 10% interest per annum.	27,500	-

Convertible note payable entered into November 21, 2025, with a maturity date of November 21, 2026 A $2,750 one-time interest fee was added to the note.	30,250	-

Convertible note payable entered into December 29, 2025, with a maturity date of December 29, 2026, at 10% interest per annum. Payments to the Company are in tranches and the Company received the first tranche on December 29, 2025 of $125,000. The remaining funds due are reflected as a receivable offsetting the note payable balance.	175,000	-

	2,203,150	1,362,707
Less: Current portion	(1,433,073)	(1,325,673)
Less: Discounts	(770,077)	(37,034)
Long-term debt	$-	$-

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

On May 22, 2024, the Company entered into a Securities Purchase Agreement pursuant to which it sold a Convertible Promissory Note in the amount of $123,000, due November 22, 2025. An original issue discount of $10,000 on the note was included in the initial principal balance and a debt discount of the remaining $113,000 for the derivative liability component. The Company received $113,000 in net proceeds in connection with this transaction. Note became fixed with respect to the conversion price to $0.0000823 per share in May 2025. As of December 31, 2025, as a result of the note amendment and the conversion price being fixed, the balance of the derivative liability was reclassified to additional paid in capital.

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

On March 14, 2025, the Company issued a $550,000 Convertible Promissory Note to Quail Hollow Capital, LLC. The purchase price for the Note was $500,000. An original issue discount of $50,000 on the note, and $555,000 in debt discount on the note was included in the initial principal balance as well as a one-time interest charge of $55,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at the lower of: (a) $0.0006; and (b) 70% of the lowest closing trade price of the Common Stock in the ten (10) trading days immediately preceding the applicable conversion date. The Company received $500,000 in net proceeds in connection with this transaction. Two conversions totaling $238,000 occurred in 2025 leaving a balance of $367,000 remaining on this note. In addition, $125,911 of discount remains on this note, and $446,390 is reflected in derivative liabilities as of December 31, 2025.

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

On June 9, 2025, the Company issued a $110,000 Convertible Promissory Note to Pinnacle Consulting Services, Inc. The purchase price for the Note was $100,000 with an original issue discount of $10,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at the lower of the fixed price, defined as $0.0003 per share, and the market price, defined as the conversion factor of 70% multiplied by the lowest closing trade price during the ten trading days immediately preceding the applicable measurement date. This note was fully converted in December 2025.

On October 14, 2025, the Company issued a $33,000 Convertible Promissory Note to Red Rock Development Group, LLC maturing October 14, 2026. A $2,000 one-time interest charge was added to this note. The note carries an OID of $3,175. The note was for legal fees paid directly by Red Rock to a third party. The note is not convertible for six-months from the October 14, 2025 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of December 31, 2025, $26,220 of discount remains unamortized on this note, and the derivative liability on this note as of December 31, 2025 is $42,830.

On November 10, 2025, the Company entered into two separate note agreements each in the amount of $27,500 and each carry an OID in the amount of $2,500. The Company received cash proceeds of $25,000 for each of the two notes. These notes mature on November 10, 2026 and bear interest at 10% per annum. The notes are not convertible for a six month period from the November 10, 2025 date. The remaining value of each of the notes was considered a debt discount and is being amortized over the life of the note. As of December 31, 2025, $23,819 of discount remains unamortized on each of these notes, and the derivative liability on each of these notes as of December 31, 2025 is $39,079.

On November 21, 2025, the Company entered into a note agreement in the amount of $27,500 which carries an OID in the amount of $2,500. A $2,750 one-time interest charge was added to this note. The Company received cash proceeds of $25,000 for the note. This note matures on November 21, 2026. No other interest will accrue until the occurrence of an Event of Default as defined in the agreement. The note is not convertible for a six month period from the November 21, 2025 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of December 31, 2025, $24,625 of discount remains unamortized on this note, and the derivative liability on this note as of December 31, 2025 is $36,351.

On December 29, 2025, the Company entered into a note agreement in the amount of $550,000 which carries an OID in the amount of $50,000 with an investor as part of the rebranding discussed in Note 1. The Company received/will receive cash proceeds under this note of: $125,000 on or before December 31, 2025 (received); $125,000 on or before January 15, 2026; and $250,000 on or before February 1, 2026. All proceeds due in 2026 have been received. This note matures on December 29, 2026 and bears interest at 10% per annum. The note is not convertible for a six month period from the December 29, 2025 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of December 31, 2025, $545,683 of discount remains unamortized on this note, and the derivative liability on this note as of December 31, 2025 is $797,267.

All of the convertible promissory notes as of December 31, 2025 are due in the next fiscal year, and therefore are current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities on the notes eligible to convert as there were discounted conversion prices, which is a variable percentage to market.

Interest expense for the years ended December 31, 2025 and 2024 was $39,107 and $98,761, respectively. Amortization of debt discount, and original issue discount was $744,160 and $292,874 for the years ended December 31, 2025 and 2024, respectively. Accrued interest at December 31, 2025 and 2024 was $174,601 and $188,629, respectively. Additionally, there was $539,817 recorded in in interest expense related to previously issued warrants. A total of $38,131 of accrued interest was converted along with some of the convertible notes payable in the year ended December 31, 2025. In the year ended December 31, 2025, the Company recorded a loss on extinguishment of debt due to note amendments in the amount of $31,298.

The Company recognized a loss on conversion of notes of $975,092 and $4,596,585 for the years ended December 31, 2025 and 2024, respectively.

NOTE 10: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of December 31, 2025 and 2024. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2024. Refer to the Form 10-K for the year ended December 31, 2024 filed May 9, 2025 for a full description of those notes:

	December 31, 2025	December 31, 2024
Monster Creative purchase – June 30, 2021	$221,830	$421,830
Less: Current portion	(221,830)	(421,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of December 31, 2025 and 2024.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. During the period ended June 30, 2023, the Company converted $361,413 of the $975,000 note and sold the remaining $613,587 to a third party, who since converted the entire amount. Of the $5,525,000 note, the noteholder sold $2,925,000 to a third party who since converted the entire amount and converted $900,000 of this note. In the securities purchase agreement entered into effective June 30, 2023, $1,000,000 of the remaining balance of the note was cancelled, leaving a balance of $2,308,830. Of this amount $225,000 was sold to a third party and converted in August 2023, $702,000 was sold to a third party and converted in October 2023, $600,000 sold to a third party and converted in February 2024, and $360,000 was sold to a third party and converted in April 2024 leaving a balance outstanding of $421,830. On July 2, 2025, there was $100,000 of this note converted into shares of common stock and December 30, 2025 there was $100,000 of the note converted into shares of common stock leaving an outstanding balance of $221,830. The 1 billion shares for this conversion were issued in January 2026 and are reflected as stock to be issued. There was a loss on conversion of the two 2025 note conversions of $240,000.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

Interest expense for the years ended December 31, 2025 and 2024 was $18,571 and $29,911, respectively.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model. The following assumptions were used on December 31, 2025 and 2024:

	Year Ended December 31, 2025	Inception
Expected term	0.21 - 1.00 years	1.00 years
Expected volatility	358%	358% – 390%
Expected dividend yield	-	-
Risk-free interest rate	3.67%	3.48 – 4.15%
Market price	$0.0002 – $0.001	$0.0001 - $0.0003

	Year Ended December 31, 2024	Inception
Expected term	0.25- 1.00 years	0.75 – 1.00 years
Expected volatility	145% - 404%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	3.98 - 4.16%	4.85%
Market price	$0.0002 – $0.001	$0.0078 - $0.013

Activity related to the derivative liabilities for the periods ended December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Beginning balances	$338,986	$63,316
Recognition of derivative liability on conversion options of notes	1,127,825	245,000
Derivative expense	1,115,146	79,025
Conversion of note payable	(1,058,487)	(33,082)
Change in fair value of derivative liabilities	(122,474)	(15,273)
Ending balances	$1,400,996	$338,986

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2025 and 2024, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, 20,000 shares of Series C Preferred Stock, and 250,000 shares of Series D Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

The 7,000,000 shares were issued to a former officer of the Company and assigned to Thiago Moura, the former CEO at the time of the acquisition of HUMBL assets by TAP. These shares were repurchased by Brian Foote in the settlement with Mr. Moura.

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

During the three months ended December 31, 2025 and 2024, there were 0 and 17,837 shares of Series B Preferred Stock converted into 0 and 178,370,000 shares of common stock, respectively.

As of December 31, 2025, the Company has 335,445 shares of Series B Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2025, there were 758 shares of Series C Preferred Stock exchanged into 3,000,000,000 shares of common stock. The Company lost $562,000 in the exchange. In addition, 30 shares of Series C Preferred Stock were issued in an exchange of warrants for common stock. This is reflected as a deemed dividend in the consolidated financial statements.

During the three months ended June 30, 2025, there were 197 shares of Series C Preferred Stock exchanged into 985,000,000 shares of common stock. The Company lost $98,500 in the exchange. This is reflected as a deemed dividend in the consolidated financial statements.

During the three months ended September 30, 2025, 8,904 shares of Series C Preferred Stock were cancelled in an exchange of units held in TAP HoldCo.

During the three months ended December 31, 2025, 220 shares of Series C Preferred Stock were converted into 2,200,000,000 common shares.

As of December 31, 2025, there are 2,301 shares of Series C Preferred Stock issued and outstanding.

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

Common Stock

The Company has 85,000,000,000 shares of common stock, par value $0.00001, authorized as of May 21, 2025, increased from 50,000,000,000. The Company has 53,618,782,943 and 32,748,842,520 shares issued and outstanding as of December 31, 2025 and 2024, respectively. On May 26, 2023 the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000 shares. On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024. On May 21, 2025, the Company increased its authorized common shares to 85,000,000,000 pursuant to the Definitive 14C filed April 30, 2025.

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

In the three months ended March 31, 2025, the Company: issued (a) 1,150,000,000 shares for an accrued expense valued at $1,380,000; (b) 634,431,833 shares in exchange for warrants valued at $220,079, which represents a deemed dividend. The Company received $111,000 for the warrants in April 2024; (c) 2,258,024,833 shares for conversion of notes payable and accrued interest valued at $1,154,152 that includes a loss on conversion of these shares in the amount of $577,315; and (d) issued 3,000,000,000 shares of common stock in exchange of 758 Series C Preferred shares, and the Company recognized a deemed dividend of $562,000 in the exchange.

In the three months ended June 30, 2025, the Company: issued (a) 937,598,591 shares for conversion of notes payable and accrued interest valued at $281,280 that includes a loss on conversion of these shares in the amount of $176,541; (b) 985,000,000 shares of common stock in exchange of 197 Series C Preferred shares, and the Company recognized a deemed dividend $98,500 in the exchange; (c) 136,460,000 shares of common stock in conversion of Series B Preferred shares for 13,646 shares of Series B Preferred shares; (d) 1,500,000,000 shares of common stock in a settlement valued at $450,000; and (e) 666,666,666 shares of common stock originally valued at $200,000 to two of the principals of Multicortex as required under the Joint Venture Agreement, however, this agreement was terminated July 21, 2025 and thus has no economic value. The shares are in process to be cancelled.

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

In the three months ended December 31, 2025, the Company: issued (a) 3,156,356,200 shares for conversion of notes payable and accrued interest valued at $830,261 that includes a gain on conversion of these shares in the amount of $44,080; and (b) issued 2,200,000,000 shares in conversion of 220 Series C Preferred Shares. In addition, the Company recorded $200,000 in stock to be issued in a convertible note conversion. The shares were issued in January 2026.

Stock Incentive Plan

On July 21, 2021, the Company established the 2021 Stock Incentive Plan (the “Plan”) for a total issuance not to exceed 20,000,000 shares of common stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company, and (ii) enabling the Company to attract, retain and reward the best-available persons.

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

During the years ended December 31, 2025 and 2024, 155,509,804 and 263,000,000 warrants were exchanged or expired.

The following represents a summary of the warrants:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,733,509,804	$0.0206	1,101,509,804	$0.03257
Granted	-	-	895,000,000	0.00075
Exercised	-	-	-	-
Forfeited/Exchanged	(75,000,000)	-	(263,000,000)	-
Expired	(80,509,804)	-	-	-
Ending balance	1,578,000,000	$0.01908	1,733,509,804	$0.0206
Intrinsic value of warrants	$-		$102,250
Weighted Average Remaining Contractual Life (Years)	2.35		3.19

As of December 31, 2025, 1,578,000,000 warrants are vested.

For the years ended December 31, 2025 and 2024, the Company incurred stock-based compensation expense of $3,826,479 and $3,826,479, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of December 31, 2025, there remains unrecognized stock-based compensation expense related to these warrants of $1,489,138 comprising of service-based grants through June 30, 2026.

The Company recorded $539,817 in interest expense related to previously issued warrants.

Options

As of December 31, 2025, 5,000,000 of the May 26, 2022 options as well as 630,000 options issued in 2021 have been forfeited. As of December 31, 2025, 1,878,660,000 options are exercisable.

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,660,000	$0.0983	3,660,000	$0.0983
Granted	1,875,000,000	0.00012	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	1,878,660,000	$0.0003	3,660,000	$0.0983
Intrinsic value of options	$150,000		$-
Weighted Average Remaining Contractual Life (Years)	9.69		7.41

For the years ended December 31, 2025 and 2024, the Company incurred stock-based compensation expense of $225,000 and $26,441, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the Black-Scholes calculation using the assumptions reflected in the chart below for the service-based grants.

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

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Expected term	1	-
Expected volatility	374%	-%
Expected dividend yield	-	-
Risk-free interest rate	3.85%	-%

Restricted Stock Units (RSUs)

On February 12, 2022, the Company granted 26,800,000 RSUs in the acquisition of the asserts of BizSecure that was recorded as contingent consideration. These RSUs commenced vesting on April 1, 2022.

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	3,350,000	$0.1689
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	-	-	(3,350,000)	-
Ending balance	-	$-	-	$-

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

For the year ended December 31, 2024, the Company amortized $565,815 of the contingent consideration to additional paid in capital, respectively for the RSUs.

NOTE 13: RELATED-PARTY TRANSACTIONS

Advances - TAP

As of December 31, 2025, the Company has outstanding $50,966 to TAP which represents advances made above the expenses related to credit card charges made for that company.

Common Stock Issuances

In October 2025, a related party to the Company converted 220 shares of Series C Preferred Stock into 2,200,000,000 shares of Common Stock.

Board of Director Agreements

Effective September 1, 2025, the Company entered into Board of Director agreements with their three board members that require the Company to pay each director a total of $7,500 per month in cash. The Company has expensed the $90,000 for the year ended December 31, 2025. In addition, the Company granted 1,875,000,000 stock options to their three directors. The options have a term of 10 years and the exercise price was the stock price on the date of grant.

NOTE 14: LEGAL PROCEEDINGS

On May 19, 2022, we were named as a defendant in a putative shareholder derivative class action lawsuit filed in the United States District Court for the Southern District of California styled Matt Pasquinelli and Bryan Paysen v. HUMBL, LLC, Brian Foote, Jeffrey Hinshaw and George Sharp, Case No. 22CV0723 AJB BLM. The complaint alleges federal securities law violations by the Company, including false or misleading statements regarding our business and operations, that the HUMBL Pay App did not have the functionality that it promised to investors and that several international business partnerships had a low chance of contributing material revenues to our bottom line, and sales of unregistered securities through our BLOCK Exchange Traded Index products, which plaintiffs allege caused a decline in the market value of our shares of common stock. Plaintiffs seek unspecified monetary damages. On July 7, 2023, the United States District Court for the Southern District of California granted our Motion to Transfer Venue and transferred the case to the District Court of Delaware. On October 30, 2023, we filed a Motion to Dismiss the lawsuit with the District Court of Delaware which the parties have fully briefed. On March 27, 2025, the court granted our motion and dismissed the case without prejudice. On April 10, 2025, the plaintiffs filed an amended complaint. On May 15, 2025, we filed a Motion to Dismiss the amended complaint with the District Court of Delaware. On December 19, 2025, a Memorandum Order was issued by the United States District Court for the District of Delaware has dismissed, with prejudice, the Second Amended Class Action Complaint filed against the Company and the current and former officers and directors, fully terminating the claims against all defendants. On January 15, 2026, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Third Circuit. On March 5, 2026, following discussions with the Company’s counsel that the appeal was premature in light of the case against one of the defendants in the trial court not being resolved, plaintiffs’ counsel notified the Company that the plaintiffs intended to withdraw the appeal, and the Company consented to the withdrawal. Should the plaintiffs refile their appeal, the Company will vigorously oppose it.

On July 14, 2022, we were named as a defendant in a shareholder derivative class action lawsuit filed in the Delaware Chancery Court styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620). This case alleges the same claims as the Pasquinelli litigation described above and also seeks unspecified monetary damages. This case is stayed during the pendency of the shareholder lawsuit described above that has been dismissed. It is the expectation that this case will also be dismissed.

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

NOTE 16: INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2025 and 2024:

	2025	2024
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	9.00%	9.00%
Permanent differences	119.45%	0.00%
Other expenses	12.73%	0.00%
Stock compensation	24.20%	26.85%
Debt discounts	4.44%	2.30%
Change in valuation allowance	(190.82)%	(59.15)%
Totals	0.00%	0.00%

The following is a summary of the net deferred tax asset as of December 31, 2025 and 2024:

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets (liabilities):
Net operating losses	$5,898,068	$8,955,320
Stock compensation	9,158,792	7,943,348
Debt discounts	561,289	338,042
Other expense	639,351	-
Total deferred tax assets	16,257,500	17,236,710
Less: Valuation allowance	(16,257,500)	(17,236,710)
Net deferred tax assets (liabilities)	$-	$-

Section 382 of the Internal Revenue Code provides an annual limitation on the amount of federal NOLs and tax credits that may be used in the event of an ownership change. The Company had a net operating loss carryforward totaling approximately $35,978,125 at December 31, 2025. All NOLs are subject to the Section 382 limitation due to the change in control of the Company.

The Company classifies accrued interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. The Company did not accrue any penalties or interest as of December 31, 2025 and 2024.

The provision (benefit) for income taxes for continuing operations for the year ended December 31, 2025 and 2024 is as follows and represents minimum state taxes:

Current	$-	$-
Deferred	-	-
Total	$-	$-

NOTE 17: SUBSEQUENT EVENTS

In January 2026, 1 billion shares related to a note conversion from December 30, 2025 were issued. This balance is reflected as Stock to be Issued on the consolidated balance sheets as of December 31, 2025.

On January 9, 2026, the Company issued 125,000,000 shares of common stock in settlement of accrued liabilities.

On January 19, 2026 and January 20, 2026, the Company entered into convertible promissory notes totaling $308,000 to investors at an annual interest rate of 10% maturing in one-year. The notes are convertible any time after six-months from the effective date.

On February 6, 2026, the Company issued 2,000,000,000 shares of common stock in conversion of $140,000 in convertible notes.

On February 11, 2026, the Company entered into a Stock Purchase Agreement with an investor whereby the Company issued 110,000,000 common shares for $10,000.

Between January and March, the Company paid $695,000 in License Fees to TAP, Inc. pursuant to a new license agreement being finalized.

On March 1, 2026, the Company entered into a Common Stock Purchase Agreement to issue 2,500,000,000 shares of common stock for $250,000. Additionally, the Company entered into a Common Stock Purchase Agreement on March 24, 2026, to issue 833,333,333 shares of common stock for $250,000. As of the date of filing, these shares have not been issued.

On March 24, 2026, the Company entered into an Option to Purchase Agreement with Wasatch Springs Management Holdings, LLC (“Wasatch Springs”) for the potential purchase of the Zermatt Resort in Midway, Utah (the “Option Agreement”). Pursuant to the terms of the Option Agreement, the Company acquired a 60-day option to purchase the Zermatt Resort from Wasatch Springs. The Company paid $250,000 for the option. During the 60-day option period, the Company will assume operational control of the resort, conduct due diligence related to the feasibility of the purchase, and negotiate with the resort’s creditors and debtholders regarding a potential purchase by the Company. If the Company elects to exercise the option and purchase the Zermatt Resort, the purchase price would be the appraised value of the property less any debt assumed by the Company or such other price as the parties mutually agree. The $250,000 option price would be applied toward the purchase price.

Whether the Company’s elects to exercise the option depends on a number of factors, including, but not limited to successful completion of the following: (1) standard due diligence related to the property and resort operations; (2) restructuring negotiations with Wasatch Springs and the resort’s existing creditors and debtholders; (3) capital raising discussions and plans with the Company’s funding sources; and (4) completion of preliminary renovation plans. If any of the foregoing is not successfully completed, the Company would not elect to exercise the option. If the Company does elect to exercise the option, it would do so with the intention of operating the resort and completing a renovation of the property.

In January and February 2026, the remaining $375,000 from the December 29, 2025 convertible note was received by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors as of December 31, 2025.

Name	Age	Position
Brian Foote	47	Director
Jeffrey Hinshaw	39	Chief Operating Officer; Chief Financial Officer; Director
Gregory Hopkins	68	Chief Executive Officer; Chairman

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

Gregory L. Hopkins was appointed as CEO on September 16, 2025, and to the Board of Directors and as Chairman on December 30, 2025. Mr. Hopkins brings extensive experience across public companies, private enterprises, and government service. In the public company sector, Mr. Hopkins served as Senior Vice President at Energy Solutions, a global energy services company. In government, Mr. Hopkins served as Chief of Staff to Senator Robert Bennett and was appointed by President George H.W. Bush as a Presidential Appointee. Mr. Hopkins holds a B.S. in Political Science from the University of Utah.

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

Directors and Officers Liability Insurance

The Company has had a directors’ and officers’ liability insurance policy in place since September 7, 2021. Our officers and directors have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of December 31, 2025 and 2024. Our “named executive officers” for 2025 were Brian Foote, Jeff Hinshaw, Thiago Moura (former CEO), and Gregory Hopkins. The compensation of our other current executive officers is based on individual terms approved by our board of directors.

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

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2025, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the Web 3 industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

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

Summary Compensation Table

Our summary compensation to our named executives for the years ended December 31, 2025 and 2024 are as follows.

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Brian Foote,	2025	$30,000	-		$75,000	-	-	-	$105,000
Former Chairman, President and Chief Executive Officer	2024	$1	-		-	-	-	-	$1

Jeffrey Hinshaw	2025	$120,000	-		$75,000	-	-	$30,000	$225,000
Chief Operating Officer, Chief Financial Officer	2024	$120,000	-	-	-	-	-		$120,000

Gregory Hopkins,	2025	$30,000	-		$75,000	-	-	-	$105,000
CEO and Chairman	2024	-	-	-	-	-	-	-	$-
			-	-	-	-	-
Thiago Moura	2025	$-	-	-	-	-	-	-	$-
Former Chief Executive Officer, President and Chairman (1)	2024	$-	-	-	-	-	-	-	$-

(1)	Thiago Moura resigned as an officer and director on September 1, 2025.

Employment and Advisory Agreements

On July 13, 2021, we entered into a new employment agreement with Brian Foote, our former Chairman, President and Chief Executive Officer; and Jeffrey Hinshaw, our Chief Operating Officer, and Corporate Secretary. The employment agreements are all in the same form and provide that Mr. Foote will receive a salary of $1 and Mr. Hinshaw will receive a salary of $120,000 a year. Mr. Foote’s employment agreement terminated when he resigned as President and Chief Executive Officer. On September 16, 2025, we entered into an Executive Employment Agreement with our Chief Executive Officer, Gregory Hopkins. Mr. Hopkins received 250,000,000 of common stock pursuant to the Employment Agreement, payable in 2026.

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

Grants of Plan-Based Awards in 2025

There were no grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2025 except the 1,875,000,000 in stock options noted below.

Outstanding Equity Awards at December 31, 2025

We granted 1,875,000,000 in stock options to our officers and directors in 2025 under the Company’s equity incentive plan.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Defined Contribution Plan

We do not currently have a defined contribution plan.

2025 Director Compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2025, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 53,618,782,943 shares of common stock outstanding as of December 31, 2025. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2025, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Class of Securities	# of Shares	% of Class	% of Voting Shares(2)

Brian Foote(1)	Common	11,894,304	*	*

	Series A Preferred	7,000,000	100%	4%
	Series B Preferred	190,459	54.56%	1.9%
	Series D Preferred	100,000	100%	53.62%

Jeffrey Hinshaw(1)	Common	100,060,000	*	*
	Series B Preferred	30,263	8.66%	*

Gregory Hopkins(1)	Common	0	-	-

All Officers and Directors as a Group (3 persons)
Common		111,954,304	* %	* %
Series A Preferred		7,000,000	100%	4%
Series B Preferred		220,722	63.22%	2.2%
Series D Preferred		100,000	100%	33.3%

(1)	Officer and/or director of our Company.

(2)	Voting control is based on a total of 113,723,232,943 voting rights attributable to shares of our commons stock with one vote per share, shares of our Series A Preferred stock with 1,000 votes per share and shares of our Series B Preferred stock with 10,000 votes per share, shares of our Series C Preferred stock have no voting rights, shares of our Series D Preferred Stock vote with 500,000 votes per shares.

*	less than 1% of the issued and outstanding shares of common stock

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

Since February 2, 2022, we have entered into five loan transactions with Sartorii, LLC, an entity owned by our former CEO Brian Foote’s parents. All of these previous outstanding loans from Sartorii, LLC were subsequently exchanged for 8,775 shares of Series C Preferred Stock of the Company. All transactions were made at arm’s length and approved by the disinterested directors. We have a new loan with Sartorii, LLC in the amount of $353,000 that was repaid in the year ended December 31, 2025.

Advances - TAP

As of December 31, 2025, the Company has outstanding $50,966 to TAP which represents advances made above the expenses related to credit card charges made for that company. TAP is a related party as the Company shares common directors.

Common Stock Issuances

In October 2025, a related party to the Company converted 220 shares of Series C Preferred Stock into 2,200,000,000 shares of Common Stock.

Board of Director Agreements

Effective September 1, 2025, the Company entered into Board of Director agreements with their three board members that require the Company to pay each director a total of $7,500 per month in cash. The Company has expensed the $90,000 for the year ended December 31, 2025. In addition, the Company granted 1,875,000,000 stock options to their three directors. The options have a term of 10 years and the exercise price was the stock price on the date of grant. See the Summary Compensation Table in Item 11 that references these grants.

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

Director Independence

We have no members of our board of directors who are independent as defined under NASDAQ Marketplace Rules.

There are no family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors has approved Fruci & Associates II, PLLC (“Fruci”) to continue as our independent registered public accounting firm to audit our financial statements for the fiscal years ending December 31, 2024 and 2025.

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

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2025 and 2024 were $95,000, and $131,250, respectively.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2025 and 2024 in the amounts of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by BiggsKofford for tax compliance, tax advice and tax planning during the years ended December 31, 2025 and 2024 were $29,825 and $20,000, respectively.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2025 and 2024 in the amounts of $0 and $11,250 respectively. These fees relate to services provided for consent in regulatory filings.

Auditor Independence

In our fiscal years ended December 31, 2025 and 2024, there were no professional services provided, other than those listed above, that would require our Board of Directors to consider their compatibility with maintaining the independence of Fruci.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

(a)	Financial Statements filed as part of this Form 10-K:

TAP Real Estate Technologies, Inc. December 31, 2025 and 2024 Consolidated Financial Statements

(b)	Exhibits.

See the Exhibit Index immediately following the signature page to this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on March 31, 2026.

TAP REAL ESTATE TECHNOLOGIES, INC.

By:	/s/ Gregory Hopkins
Name:	Gregory Hopkins
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory Hopkins as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for them and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to sign any registration statement for the same offering covered by this registration statement that is to be effective on filing pursuant to Rule 462(b) under the Securities Act of 1933, as amended, and all post-effective amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Hopkins	CEO (principal executive officer) and Chairman	March 31, 2026
Gregory Hopkins

/s/ Jeffrey Hinshaw	COO, CFO (principal financial officer) and Director	March 31, 2026
Jeffrey Hinshaw

/s/ Brian Foote	Director	March 31, 2026
Brian Foote

*/s/ Gregory Hopkins	As Attorney-In-Fact*	March 31, 2026
Gregory Hopkins

EXHIBIT INDEX

Exhibit	Description

2.1+	Plan of Merger and Securities Exchange Agreement dated as of December 2, 2020 by and between Tesoro Enterprises, Inc. and HUMBL LLC.

2.2+	Certificate of Merger of Tesoro Enterprises, Inc. and HUMBL LLC dated December 3, 2020.

3.1+	Certificate of Incorporation.

3.2+	Amendment to Certificate of Incorporation.

3.3+	Amendment to Certificate of Incorporation.

3.4+	Certificate of Withdrawal - Series C.

3.5	Series C Certificate of Designation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 13, 2023).

3.6+	Bylaws.

3.7	Stock Purchase Agreement dated December 2, 2024 among HUMBL, Inc., Ybyrá Capital S.A., and Brian Foote filed as Exhibit 10.1 to registrant’s Form 8-K on December 3, 2024.

3.8	Asset Purchase Agreement dated December 2, 2024 among HUMBL, Inc., WSCG, Inc., and WSCG Humbl SPV, a series of SPV Management, LLC filed as Exhibit 10.2 to registrant’s Form 8-K on December 3, 2024.

3.9	Convertible Promissory Note dated March 14, 2025 issued by HUMBL, Inc. in favor of Quail Hollow Capital, LLC filed as Exhibit 10.1 to registrant’s Form 8-K filed on March 18, 2025.

3.10	Settlement Agreement dated September 11, 2025 among HUMBL, Inc., Ybyra Capital S.A., Brian Foote and Thiago Moura filed as Exhibit 10.1 to registrant’s Form 8-K filed on September 17, 2025.

3.11	Convertible Promissory Note dated December 29, 2025 issued by HUMBL, Inc. in favor of H-Cap Investments, LLC and filed as Exhibit 10.1 to registrant’s Form 8-K filed on December 31, 2025.

3.12	License Agreement dated December 30, 2025 between HUMBL, Inc. and TAP, Inc. and filed as Exhibit 10.2 to registrant’s Form 8-K filed on December 31, 2025.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 22, 2022

