Form 10-Q
period 2026-03-31
TAP REAL ESTATE TECHNOLOGIES, INC.
filed 2026-05-13
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	RWAX	OTC Pink

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

There were 60,665,211,514 shares of the Registrant’s common stock outstanding as of May 13, 2026.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2026

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	MARCH 31,	DECEMBER 31,
	2026	2025
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$6,682	$126,066
Investment - TAP Inc. HoldCo	1,229,510	1,229,510
Prepaid expenses and other current assets	256,375	-

Total Current Assets	1,492,567	1,355,576

Non-Current Assets:
License fees - related party	695,000	-

Total Non-Current Assets	695,000	-

TOTAL ASSETS	$2,187,567	$1,355,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$976,416	$1,039,125
Accounts payable - related party	316,297	130,966
Derivative liabilities	1,734,193	1,400,996
Convertible notes payable - related parties, net of discount	221,830	221,830
Current portion of convertible notes payable, net of discount	1,835,901	1,433,073

Total Current Liabilities	5,084,637	4,225,990

Total Liabilities	5,084,637	4,225,990

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized, 20,000 Series C Preferred stock authorized and 250,000 Series D Preferred stock authorized

Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 335,445 and 335,445 shares issued and outstanding, respectively	3	3
Series C Preferred, par value $0.00001, 2,301 and 2,301 shares issued and outstanding, respectively	-	-
Series D Preferred, par value $0.00001, 100,000 and 100,000 shares issued and outstanding, respectively	1	1
Common stock, par value, $0.00001, 85,000,000,000 shares authorized, 59,243,782,943 and 53,618,782,943 issued and outstanding, respectively	592,438	536,188
Additional paid in capital	133,773,903	131,203,533
Stock to be issued	510,000	200,000
Accumulated deficit	(137,773,485)	(134,810,209)

Total Stockholders’ Deficit	(2,897,070)	(2,870,414)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,187,567	$1,355,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	MARCH 31,	MARCH 31,
	2026	2025
CONTINUING OPERATIONS:

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS (LOSS) PROFIT	-	-

OPERATING EXPENSES
Professional fees	193,588	391,861
General and administrative expenses	1,558,659	988,632

Total Operating Expenses	1,752,247	1,380,493

OPERATING LOSS	(1,752,247)	(1,380,493)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(35,504)	(1,267,822)
Amortization of debt discounts	(342,828)	(117,474)
Loss on investee	-	(68,165)
Change in fair value of derivative liability	176,839	11,573
Derivative expense	(706,806)	(585,608)
Loss on conversion of convertible notes payable	(302,730)	(577,315)

Total Non-Operating Income (Expenses)	(1,211,029)	(2,604,811)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(2,963,276)	(3,985,304)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(10,132)
Gain (loss) on disposal of discontinued operations	-	16,835,929
Total discontinued operations	-	16,825,797

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,963,276)	12,840,493

Provision for income taxes	-	-

NET INCOME (LOSS)	$(2,963,276)	$12,840,493

Less: Deemed Dividend	-	(762,079)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,963,276)	$12,078,414

Net income (loss) per share - basic - available to common shareholders
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	0.00

Net income (loss) per share - basic - available to common shareholders	$(0.00)	$0.00

Net income (loss) per share - diluted - available to common shareholders
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	0.00

Net income (loss) per share - diluted - available to common shareholders	$(0.00)	$0.00

Weighted average common shares outstanding - basic	55,853,505,165	35,579,946,424

Weighted average common shares outstanding - diluted	55,853,505,165	45,579,946,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

													Accumulated
	Series A		Series B		Series C		Series D				Additional	Stock to	Other
	Preferred		Preferred		Preferred		Preferred		Common Stock		Paid-In	be	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Income (Loss)	Deficit	Total

Balance - January 1, 2025	7,000,000	$70	349,091	$3	12,350	$-	100,000	$1	32,748,842,520	$327,488	$114,185,329	$-	$-	$(117,976,134)	$(3,463,243)

Stock issued for:
Accrued expenses	-	-	-	-	-	-	-	-	1,150,000,000	11,500	1,368,500	-	-	-	1,380,000
Exchange of warrants	-	-	-	-	30	-	-	-	634,431,833	6,345	193,734	-	-	-	200,079
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,258,024,833	22,580	1,131,572	-	-	-	1,154,152
Conversion of Series C Preferred to common shares	-	-	-	-	(758)	-	-	-	3,000,000,000	30,000	532,000	-	-	-	562,000
Debt discount on convertible notes	-	-	-	-	-	-	-	-	-	-	539,817	-	-	-	539,817
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	-	956,620
Deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(762,079)	(762,079)
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	12,840,493	12,840,493

Balance - March 31, 2025	7,000,000	$70	349,091	$3	11,622	$-	100,000	$1	39,791,299,186	$397,913	$118,907,572	$-	$-	$(105,897,720)	$13,407,839

Balance - January 1, 2026	7,000,000	$70	335,445	$3	2,301	$-	100,000	$1	53,618,782,943	$536,188	$131,203,533	$200,000	$-	$(134,810,209)	$(2,870,414)

Stock issued for:
Accrued expenses	-	-	-	-	-	-	-	-	125,000,000	1,250	18,750	-	-	-	20,000
Cash for stock to be issued	-	-	-	-	-	-	-	-	-	-	-	510,000	-	-	510,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	4,500,000,000	45,000	1,105,000	-	-	-	1,150,000
Conversion of convertible notes for stock to be issued (issued in January 2026)	-	-	-	-	-	-	-	-	1,000,000,000	10,000	190,000	(200,000)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	300,000	-	-	-	300,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,963,276)	(2,963,276)

Balance - March 31, 2026	7,000,000	$70	335,445	$3	2,301	$-	100,000	$1	59,243,782,943	$592,438	$133,773,903	$510,000	$-	$(137,773,485)	$(2,897,070)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	MARCH 31,	MARCH 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$(2,963,276)	$12,840,493
Adjustments to reconcile net income (loss) to net cash used in operating activities
Loss on conversion of convertible notes payable	302,730	577,315
Fee added to convertible notes	5,500	719,801
Interest expense recorded for discounts	-	539,817
Amortization of debt discounts	342,828	117,474
Loss on investee	-	68,165
Stock-based compensation	1,256,620	956,620
Gain on disposal of HUMBL.com	-	(16,835,929)
Derivative expense	706,806	585,608
Change in fair value of derivative liability	(176,839)	(11,573)
Changes in assets and liabilities, net of acquired amounts
Prepaid expenses	(6,375)	-
Accounts payable - related party	185,331	25,702
Accounts payable and accrued expenses	(42,709)	118,041
Total adjustments	2,573,892	(13,138,959)

Net cash used in operating activities of continuing operations	(389,384)	(298,466)
Net cash provided by operating activities of discontinued operations	-	231
Net cash used in operating activities	(389,384)	(298,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for license fees - related party	(695,000)	-
Cash paid in option deposit	(250,000)	-
Cash received in acquisition by TAP Inc.	-	2,000,000

Net cash (used in) provided by investing activities	(945,000)	2,000,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	-	12,000
Proceeds from sales of common stock and common stock to be issued	510,000	-
Proceeds from convertible notes payable	705,000	365,000
Net cash (used in) provided by financing activities	1,215,000	377,000

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(119,384)	2,078,765

CASH - BEGINNING OF PERIOD	126,066	20,487

CASH - END OF PERIOD	$6,682	$2,099,252

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$-	$30,000
Common shares issued in settlement of accrued expenses	$20,000	$1,380,000
Discount recorded on convertible notes classified as derivative liabilities	$335,500	$-
Deemed dividend	$-	$762,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Initial Capital Raise and Strategic Focus on Blockchain-Enabled Real Estate

As part of this transition, TAP Real Estate has secured $500,000 in initial investment capital to establish operations and support early-stage execution (See Note 9). The Company is actively evaluating a pipeline of residential, commercial, and hospitality real estate opportunities for potential fractional or full contribution to its balance sheet, alongside select tokenization opportunities to be offered through the TAP Invest platform.

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

A Public Company Model for the Next Era of U.S. Real Estate

In support of this strategy, TAP Real Estate has entered into a licensing agreement with TAP, Inc. a private technology company headquartered in Salt Lake City, Utah, granting TAP Real Estate the right to utilize the proprietary TAP Platform technologies specifically for real estate use cases.

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

As of March 31, 2026, we had $6,682 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to TAP. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $3,592,070 and $2,870,414 as of March 31, 2026 and December 31, 2025, respectively. The majority of our current liabilities are in the form of notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The decrease in working capital is the direct result of proceeds received from convertible notes payable, accrued interest and accrued expenses in the three months ended March 31, 2026. A significant portion of the investment in TAP Holdco received in February 2025 was exchanged for Series C Preferred shares in August 2025. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $389,384 and $298,235 for the three months ended March 31, 2026 and 2025, respectively. The $91,149 increase in net cash used in operating activities was primarily a result of the change in the net (loss) income and the non-cash charges impacting our net loss from 2025 to 2026, such as the gain on sale of HUMBL.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the three months ended March 31, 2026 and 2025 other than the balance of the proceeds received from TAP for the sale of HUMBL.com and related assets in the amount of $2,000,000 in 2025, and the deposit paid on an option for $250,000 and $695,000 in cash paid for license fees in 2026.

Cash provided by financing activities was $1,215,000 and $377,000 for the three months ended March 31, 2026 and 2025, respectively. In 2026, the Company raised $705,000 from the proceeds from convertible notes payable, and $510,000 from proceeds for the sale of common stock for which the shares have not been issued as of March 31, 2026. In 2025, we raised $365,000 from proceeds of convertible notes payable and $12,000 from related party notes payable.

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

Principles of Consolidation

The consolidated financial statements include the accounts of TAP Real Estate and its subsidiaries, for 2025. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company applies the guidance of Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Reclassification

The Company has reclassified certain amounts in the 2025 financial statements to comply with the 2026 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the three months ended March 31, 2025.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of March 31, 2026 and December 31, 2025, respectively. The Company has at times maintained cash balances in excess of the FDIC insured limit at a single bank.

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

The Company has no revenue from continuing operations for the three months ended March 31, 2026 and 2025, respectively.

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

Deemed dividends may include, but are not limited to, (i) beneficial conversion features recognized upon issuance or modification of convertible preferred stock or convertible debt, (ii) incremental value transferred to holders of preferred stock in connection with modifications or extinguishments of such instruments, and (iii) accretion of discounts on redeemable preferred stock to their redemption value when such accretion is treated as a dividend to preferred shareholders. These amounts are recorded as a reduction to retained earnings (or, in the absence of retained earnings, as an adjustment to additional paid-in capital) and reduce income available to common shareholders in the calculation of basic and diluted EPS. In the three months ended March 31, 2025, the Company recorded a deemed dividend of $762,079 related to equity-to-equity exchanges.

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

Level 3 inputs are unobservable inputs for the asset or liability and are used when observable market data is not available. The Company’s Level 3 investments primarily consist of derivative liabilities for which little or no market activity exists.

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

	Level 1	Level 2	Level 3
March 31, 2026
Derivative liabilities	$-	$-	$1,734,193

December 31, 2025
Derivative liabilities	$-	$-	$1,400,996

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

As the Company’s investment in TAP HoldCo fell below the threshold of 20% in 2025, the Company no longer will include the share of gains and losses of the investee and now will reflect the investment as a non-equity method equity security as discussed above.

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

NOTE 3: DISCONTINUED OPERATIONS

HUMBL.com

Effective December 2, 2024, the Company entered into an Asset Purchase Agreement with TAP to sell their assets to TAP as discussed in Note 1. The Company received $3,037,500 in cash and debt cancellation and an investment in HoldCo in the amount of $17,000,000 for a total purchase price of $20,000,000. The operations of HUMBL.com, which includes the operations of the HUMBL Chile division for the three months ended March 31, 2025 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the three months ended March 31, 2025.

Revenue	$-
Operating expenses	(10,132)

Net loss from discontinued operations	$(10,132)

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

FinCapital became a 99% owned subsidiary of the Company. The Company agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. On September 9, 2025, the Company, Ybyrá, Brian Foote and Thiago Moura entered into a settlement agreement (“Settlement Agreement”), whereby Ybyrá’s right to receive the Company’s common stock is cancelled, and the Company was required to issue 850,000,000 shares of common stock to Thiago Moura (which was issued September 10, 2025), Thiago Moura resigned as Company CEO and as a member of the board of directors, and the Company agreed to pay Ybyrá $10,000 per month in cash and $5,000 per month in common stock until the assignment of the FinCapital shares back to Ybyrá on December 31, 2025. The Company recorded $60,000 in accrued expenses through December 31, 2025, for this settlement. On December 31, 2025, as per the settlement agreement, the minerals reverted back to Ybyrá as the Company was unable to enter into a transaction to sell these minerals. The fees accrued by the Company to Thiago Moura stopped at this time, and the Company settled this accrual with the issuance of 125 million common shares for the five months as stipulated in the Settlement Agreement.

TAP Holdco

On December 2, 2024, following execution of the Stock Purchase Agreement, the Company entered into an Asset Purchase Agreement with TAP, Inc. (formerly WSCG, Inc.) and HoldCo. Pursuant to the Asset Purchase Agreement, the Company sold all of its assets to TAP. In consideration for the purchase of the Company’s assets, TAP agreed to: (a) pay the Company $3,037,500; (b) issue 2,455,556 shares of TAP Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was previously paid in cash by TAP to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of TAP was cancelled. The remaining $2,000,000 of the cash purchase price was paid by TAP on April 1, 2025. The value of the HoldCo Units held by the Company at the time of the acquisition by TAP is $17,000,000 based on the percentage that HoldCo owns in TAP based on the last valuation of TAP The Company agreed that TAP would not contribute any real estate assets and TAP would be solely a technology company in exchange for a larger percentage of TAP owned by the Company through HoldCo. The Company considers TAP and TAP HoldCo related parties as they share common directors.

The HoldCo Units represented at the time approximately 48.6% of the outstanding equity in TAP. Upon transfer of the HoldCo Units, the Company owned 100% of HoldCo. Through August 6, 2025, the Company accounted for the 48.6% interest in TAP as an equity method investment. Upon the exchanges noted below, as of August 7, 2025, the Company will now treat the interest in TAP as a cost method investment, as opposed to an equity method investment. The carrying amount of the investment as of March 31, 2026 is $1,229,510 calculated as follows:

Balance – January 1, 2026	$1,229,510
Impairment	-
Balance – March 31, 2026	$1,229,510

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

For the period February 27, 2025 through March 31, 2026, there have been no indicators of impairment identified.

For the period February 27, 2025 through March 31, 2025, the Company recognized a loss on investee of $68,165.

NOTE 5: MINERALS

During 2024, the Company acquired 41,500 tons of magnesium silicate from Ybyrá for $20,000,000 in common stock to be issued to them. The shares were never issued and the minerals were transferred back on December 31, 2025 as the Company was unable to monetize the minerals. Refer to the Form 10-K for the year ended December 31, 2025 filed March 31, 2026 for the full disclosure regarding these transactions.

NOTE 6: LICENSE AGREEMENT

On December 30, 2025, the Company and TAP, Inc. (“Licensor”) entered into a license agreement (“License Agreement”), whereby the Company was granted by the Licensor, a worldwide license to use the Intangible Property Rights (as defined in the License Agreement) in connection with the business of real estate tokenization around the world. The initial term of the License Agreement was 90 days, but was extended until June 30, 2026. The initial license fee was $0 until the Company and the Licensor agreed to an appropriate fee. In good faith, the Company has paid fees during the three months ended March 31, 2026 in the amount of $695,000 in various payments. These amounts will be allocated against the agreed upon fee. These are reflected in the balance sheet as the License Agreement that is being finalized is expected to be in perpetuity and this fee will be reviewed annually for impairment. The Licensor is considered a related party as there are common shareholders and management personnel.

NOTE 7: NOTES PAYABLE

Refer to the Form 10-K for the year ended December 31, 2025 filed March 31, 2026 for a full description of notes that existed as of December 31, 2025 and 2024. All note balances that were either converted or repaid as of December 31, 2025 have been excluded from this disclosure.

NOTE 8: NOTES PAYABLE – RELATED PARTIES

Refer to the Form 10-K for the year ended December 31, 2025 filed March 31, 2026 for a full description of notes that existed as of December 31, 2025 and 2024. All note balances that were either converted or repaid as of December 31, 2025 have been excluded from this disclosure.

Interest expense for the three months ended March 31, 2025 was $5,703.

The Company received $12,000 at 6% interest from a trust related to a director of the Company on January 21, 2025.

All of the notes listed above were repaid in April 2025.

NOTE 9: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible notes payable as follows as of March 31, 2026 and December 31, 2025. The chart below does not include convertible notes payable that were fully repaid or converted as of December 31, 2025. Refer to the Form 10-K for the year ended December 31, 2025 filed March 31, 2026 for a full description of those notes:

	March 31, 2026	December 31, 2025

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance; note is in default and a $242,000 default fee was added to the note in March 2025. This note was amended May 16, 2025.	$484,000	$484,000

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	266,200

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	266,200

Convertible note payable entered into April 2, 2024, with a maturity date of April 2, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	266,200

Convertible note payable entered into April 23, 2024, with a maturity date of October 22, 2025, at 10% interest per annum. This note was amended May 16, 2025 and $12,300 of interest accrued was added to the principal amount of the note.	135,300	135,300

Convertible note payable entered into May 22, 2024, with a maturity date of November 22, 2025, at 10% interest per annum. This note was amended May 16, 2025.	123,000	123,000

Convertible note payable entered into March 14, 2025, with a maturity date of March 14, 2026, one time interest charge assessed upon issuance of $55,000. Note was for $605,000. Conversions of $238,000 occurred in 2025 and conversions of $315,000 occurred in the three months ended March 31, 2026.	52,000	367,000

Convertible note payable entered into October 14, 2025, with a maturity date of October 14, 2026. A $2,000 one-time interest fee was added to the note	35,000	35,000

Convertible note payable entered into November 10, 2025, with a maturity date of November 10, 2026, at 10% interest per annum.	27,500	27,500

Convertible note payable entered into November 10, 2025, with a maturity date of November 10, 2026, at 10% interest per annum.	27,500	27,500

Convertible note payable entered into November 21, 2025, with a maturity date of November 21, 2026 A $2,750 one-time interest fee was added to the note.	30,250	30,250

Convertible note payable entered into December 29, 2025, with a maturity date of December 29, 2026, at 10% interest per annum.	550,000	175,000

Convertible note payable entered into January 19, 2026, with a maturity date of January 19, 2027, at 10% interest per annum.	275,000	-

Convertible note payable entered into January 20, 2026, with a maturity date of January 20, 2027, at 10% interest per annum.	22,000	-

Convertible note payable entered into January 20, 2026, with a maturity date of January 20, 2027, at 10% interest per annum.	11,000	-

Convertible note payable entered into March 26, 2026, with a maturity date of March 26, 2027. A $5,500 one-time interest fee was added to the note.	60,500	-

	2,631,650	2,203,150
Less: Current portion	(1,835,901)	(1,433,073)
Less: Discounts	(795,749)	(770,077)
Long-term debt	$-	$-

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

On March 14, 2025, the Company issued a $550,000 Convertible Promissory Note to Quail Hollow Capital, LLC. The purchase price for the Note was $500,000. An original issue discount of $50,000 on the note, and $555,000 in debt discount on the note was included in the initial principal balance as well as a one-time interest charge of $55,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at the lower of: (a) $0.0006; and (b) 70% of the lowest closing trade price of the Common Stock in the ten (10) trading days immediately preceding the applicable conversion date. The Company received $500,000 in net proceeds in connection with this transaction. Two conversions totalling $238,000 occurred in 2025 and two conversions in 2026 of $315,000, leaving a balance of $52,000 remaining on this note. In addition, $222,847 is reflected in derivative liabilities as of March 31, 2026.

On May 16, 2025, the Company and North Falls Investments, LLC (“NFI”), entered into a Settlement Agreement to settle a dispute. In accordance with the Settlement Agreement, the parties agreed to fix the conversion price of the two outstanding notes the Company has with NFI to $0.0001177 on the March 26, 2024 note and $0.0000823 on the April 23, 2024 note. The maturity dates were not extended.

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

On October 14, 2025, the Company issued a $33,000 Convertible Promissory Note to Red Rock Development Group, LLC maturing October 14, 2026. A $2,000 one-time interest charge was added to this note. The note carries an OID of $3,175. The note was for legal fees paid directly by Red Rock to a third party. The note is not convertible for six-months from the October 14, 2025 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of March 31, 2026, $18,218 of discount remains unamortized on this note, and the derivative liability on this note as of March 31, 2026 is $43,960.

On November 10, 2025, the Company entered into two separate note agreements each in the amount of $27,500 and each carry an OID in the amount of $2,500. The Company received cash proceeds of $25,000 for each of the two notes. These notes mature on November 10, 2026 and bear interest at 10% per annum. The notes are not convertible for a six month period from the November 10, 2025 date. The remaining value of each of the notes was considered a debt discount and is being amortized over the life of the note. As of March 31, 2026, $17,199 of discount remains unamortized on each of these notes, and the derivative liability on each of these notes as of March 31, 2026 is $39,978.

On November 21, 2025, the Company entered into a note agreement in the amount of $27,500 which carries an OID in the amount of $2,500. A $2,750 one-time interest charge was added to this note. The Company received cash proceeds of $25,000 for the note. This note matures on November 21, 2026. No other interest will accrue until the occurrence of an Event of Default as defined in the agreement. The note is not convertible for a six month period from the November 21, 2025 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of March 31, 2026, $18,044 of discount remains unamortized on this note, and the derivative liability on this note as of March 31, 2026 is $37,190.

On December 29, 2025, the Company entered into a note agreement in the amount of $550,000 which carries an OID in the amount of $50,000 with an investor as part of the rebranding discussed in Note 1. The Company received/will receive cash proceeds under this note of: $125,000 on or before December 31, 2025 (received); $125,000 on or before January 15, 2026; and $250,000 on or before February 1, 2026. All proceeds due in 2026 have been received. This note matures on December 29, 2026 and bears interest at 10% per annum. The note is not convertible for a six month period from the December 29, 2025 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of March 31, 2026, $415,005 of discount remains unamortized on this note, and the derivative liability on this note as of March 31, 2026 is $812,480.

On January 19, 2026, the Company entered into a note agreement in the amount of $275,000 and carries an OID in the amount of $25,000. The Company received cash proceeds of $250,000 from this note. This note matures on January 19, 2027 and bear interest at 10% per annum. The note is not convertible for a six month period from the January 19, 2026 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of March 31, 2026, $223,611 of discount remains unamortized on this note, and the derivative liability on this note as of March 31, 2026 is $406,240.

On January 20, 2026, the Company entered into two separate note agreements each in the amount of $22,000 and $11,000, respectively and each carry an OID in the amount of $2,000 and $1,000, respectively. The Company received cash proceeds of $20,000 and $10,000 on these notes, respectively. These notes mature on January 20, 2027 and bear interest at 10% per annum. The notes are not convertible for a six month period from the January 20, 2026 date. The remaining value of each of the notes was considered a debt discount and is being amortized over the life of the note. As of March 31, 2026, $17,947 and $8,974 of discount remains unamortized on each of these notes, and the derivative liability on each of these notes as of March 31, 2026 is $32,499 and $16,250, respectively.

On March 26, 2026, the Company issued a $55,000 Convertible Promissory Note to Red Rock Development Group, LLC maturing March 26, 2027. A $5,500 one-time interest charge was added to this note. The note carries an OID of $5,000. The Company received $50,000 for this note. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of March 31, 2026, $59,550 of discount remains unamortized on this note, and the derivative liability on this note as of March 31, 2026 is $82,771.

All of the convertible promissory notes as of March 31, 2026 are due in the next fiscal year, and therefore are current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities on the notes eligible to convert as there were discounted conversion prices, which is a variable percentage to market.

Interest expense for the three months ended March 31, 2026 and 2025 was $27,269 and $9,760, respectively. Amortization of debt discount, and original issue discount was $342,828 and $117,474 for the three months ended March 31, 2026 and 2025, respectively. Accrued interest at March 31, 2026 and December 31, 2025 was $201,870 and $174,601, respectively. A total of $37,137 of accrued interest was converted along with some of the convertible notes payable in the three months ended March 31, 2025.

The Company recognized a loss on conversion of notes of $302,730 and $577,315 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 10: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of March 31, 2026 and December 31, 2025. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2025. Refer to the Form 10-K for the year ended December 31, 2025 filed March 31, 2026 for a full description of those notes:

	March 31, 2026	December 31, 2025
Monster Creative purchase – June 30, 2021	$221,830	$221,830
Less: Current portion	(221,830)	(221,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of March 31, 2026 and December 31, 2025.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. During the period ended June 30, 2023, the Company converted $361,413 of the $975,000 note and sold the remaining $613,587 to a third party, who since converted the entire amount. Of the $5,525,000 note, the noteholder sold $2,925,000 to a third party who since converted the entire amount and converted $900,000 of this note. In the securities purchase agreement entered into effective June 30, 2023, $1,000,000 of the remaining balance of the note was cancelled, leaving a balance of $2,308,830. Of this amount $225,000 was sold to a third party and converted in August 2023, $702,000 was sold to a third party and converted in October 2023, $600,000 sold to a third party and converted in February 2024, and $360,000 was sold to a third party and converted in April 2024 leaving a balance outstanding of $421,830. On July 2, 2025, there was $100,000 of this note converted into shares of common stock and December 30, 2025 there was $100,000 of the note converted into shares of common stock leaving an outstanding balance of $221,830. The 1 billion shares for this conversion were issued in January 2026 and were reflected as stock to be issued as of December 31, 2025. There was a loss on conversion of the two 2025 note conversions of $240,000.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

Interest expense for the three months ended March 31, 2026 and 2025 was $2,735 and $5,201, respectively.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2026. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model. The following assumptions were used on March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Inception
Expected term	0.01 - 1.00 years	1.00 years
Expected volatility	370- 391%	358% – 390%
Expected dividend yield	-	-
Risk-free interest rate	3.44 – 3.83%	3.48 – 4.15%
Market price	$0.0002 – $0.0003	$0.0001 - $0.0003

	Three Months Ended March 31, 2025	Inception
Expected term	0.75 years	0.75 – 1.00 years
Expected volatility	361%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	4.12%	4.85%
Market price	$0.0002 – $0.001	$0.0078 - $0.013

Activity related to the derivative liabilities for the periods ended March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Beginning balances	$1,400,996	$338,986
Recognition of derivative liability on conversion options of notes	335,500	1,127,825
Derivative expense	706,806	1,115,146
Conversion of note payable	(532,270)	(1,058,487)
Change in fair value of derivative liabilities	(176,839)	(122,474)
Ending balances	$1,734,193	$1,400,996

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, 20,000 shares of Series C Preferred Stock, and 250,000 shares of Series D Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

Series A Preferred Stock

Dividends. Shares of Series A Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, on the same terms and conditions as that of holders of common stock, as may be declared by the Board of Directors.

Conversion. There are no conversion rights.

Redemption. Subject to certain conditions set forth in the Series A Certificate of Designation, in the event of a Change of Control (defined in the Series A Certificate of Designation as the time at which as a third party not affiliated with the Company or any holders of the Series A Preferred Stock shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent (50%) of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series A Preferred Stock in cash at a price per share of Series A Preferred Stock equal to 100% of the liquidation value.

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

Redemption. Subject to certain conditions set forth in the Series B Certificate of Designation, in the event of a Change of Control (defined in the Series B Certificate of Designation as the time at which as a third party not affiliated with the Company or any holders of the Series B Preferred Stock shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent (50%) of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series B Preferred Stock in cash at a price per share of Series B Preferred Stock equal to 100% of the liquidation value.

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

During the three months ended March 31, 2026 and 2025, there were no conversions of Series B Preferred Stock, respectively.

As of March 31, 2026, the Company has 335,445 shares of Series B Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2025, there were 758 shares of Series C Preferred Stock exchanged into 3,000,000,000 shares of common stock. In addition, 30 shares of Series C Preferred Stock were issued in an exchange of warrants for common stock. The Company reflected as a deemed dividend in the consolidated financial statements the value of the Series C Preferred Stock.

As of March 31, 2026, there are 2,301 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On July 16, 2024, the Company designated a new Series D Preferred Stock and authorized the issuance of up to 250,000 shares of this new series. The Series D Preferred Stock is not convertible into common stock and each share issued enables the holder to vote at a ratio of 500,000 common votes for 1 share of Series D Preferred Stock. Also on July 16, 2024, the Company issued 100,000 shares of Series D Preferred Stock to their CEO for compensation. The value of these shares is $250,000 as this value represents typical CEO compensation for a one-year period. There has been no other activity related to the Series D Preferred Stock.

Common Stock

The Company has 85,000,000,000 shares of common stock, par value $0.00001, authorized as of May 21, 2025, increased from 50,000,000,000. The Company has 59,243,782,943 and 53,618,782,943 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. On May 26, 2023, the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000,000 shares. On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024. On May 21, 2025, the Company increased its authorized common shares to 85,000,000,000 pursuant to the Definitive 14C filed April 30, 2025.

In the three months ended March 31, 2025, the Company: issued (a) 1,150,000,000 shares for an accrued expense valued at $1,380,000; (b) 634,431,833 shares in exchange for warrants valued at $200,079, which represents a deemed dividend. The Company received $111,000 for the warrants in April 2024; (c) 2,258,024,833 shares for conversion of notes payable and accrued interest valued at $1,154,152 that includes a loss on conversion of these shares in the amount of $577,315; and (d) issued 3,000,000,000 shares of common stock in exchange of 758 Series C Preferred shares, and the Company recognized a deemed dividend of $562,000 in the exchange.

In the three months ended March 31, 2026, the Company: issued (a) 125,000,000 shares for an accrued expense valued at $20,000; (b) 4,500,000,000 shares for conversion of notes payable of $1,150,000 that includes a loss on conversion of these shares in the amount of $302,730, net of $532,270 offset by the reduction in derivative liabilities; and (c) issued 1,000,000,000 shares of common stock for stock to be issued as of December 31, 2025. In addition, the Company received $510,000 in cash for stock that has not been issued as of March 31, 2026.

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

Warrants

There were no warrants issued in 2026 and 2025.

During the three months ended March 31, 2026 and 2025, 0 and 75,000,000 warrants were exchanged or expired.

The following represents a summary of the warrants:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,578,000,000	$0.01908	1,733,509,804	$0.0206
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Exchanged	-	-	(75,000,000)	-
Expired	-	-	-	-
Ending balance	1,578,000,000	$0.01908	1,658,509,804	$0.0206
Intrinsic value of warrants	$-		$-
Weighted Average Remaining Contractual Life (Years)	2.10		2.98

As of March 31, 2026, 1,578,000,000 warrants are vested.

For the three months ended March 31, 2026 and 2025, the Company incurred stock-based compensation expense of $956,620 and $956,620, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants.

As of March 31, 2026, there remains unrecognized stock-based compensation expense related to these warrants of $532,518 comprising of service-based grants through June 30, 2026.

Options

As of March 31, 2026 and 2025, 4,878,660,000 and 3,660,000 options are exercisable.

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,878,660,000	$0.0003	3,660,000	$0.0983
Granted	3,000,000,000	0.0001	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	4,878,660,000	$0.0002	3,660,000	$0.0983
Intrinsic value of options	$937,500		$-
Weighted Average Remaining Contractual Life (Years)	9.70		7.16

For the three months ended March 31, 2026 and 2025, the Company incurred stock-based compensation expense of $300,000 and $0, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the Black-Scholes calculation using the assumptions reflected in the chart below for the service-based grants.

In September 2025, the Company granted 1,875,000,000 stock options to their three directors. The options have a term of 10 years and the exercise price was the stock price on the date of grant.

In February 2026, the Company granted 3,000,000,000 stock options to their three directors. The options have a term of 10 years and the exercise price was the stock price on the date of grant.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Expected term	10	-
Expected volatility	374%	-%
Expected dividend yield	-	-
Risk-free interest rate	3.85%	-%

NOTE 13: RELATED-PARTY TRANSACTIONS

Advances - TAP

As of March 31, 2026, the Company has outstanding $46,297 to TAP for expenses paid by TAP for the Company.

Common Stock Issuances

In October 2025, a related party to the Company converted 220 shares of Series C Preferred Stock into 2,200,000,000 shares of Common Stock.

Board of Director Agreements

Effective September 1, 2025, the Company entered into Board of Director agreements with their three board members that require the Company to pay each director a total of $7,500 per month in cash. The Company has expensed the $90,000 for the year ended December 31, 2025. In addition, the Company granted 1,875,000,000 stock options to their three directors. The options have a term of 10 years and the exercise price was the stock price on the date of grant. The compensation portion was replaced with Executive Employment Agreements dated February 5, 2026.

Executive Employment Agreements

Effective February 5, 2026, the Company entered into Executive Employment Agreements with three executives that require the Company to pay two of the executives $15,000 per month and a third executive $12,500 per month. Each of the executives received a $50,000 retention bonus and they each received 1,000,000,000 stock options. The options have a term of 10 years and the exercise price was the stock price on the date of grant.

License Fee

On December 30, 2025, the Company entered into a License Agreement with a related party. In the three months ended March 31, 2026, the Company paid $695,000 towards this License Agreement as License fees (see Note 6). These are reflected in the balance sheet as the License Agreement that is being finalized is expected to be in perpetuity and this fee will be reviewed annually for impairment.

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

There have been no further updates as of the date of this report.

NOTE 15: PURCHASE OPTION AGREEMENT

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

Whether the Company elects to exercise the option depends on a number of factors, including, but not limited to successful completion of the following: (1) standard due diligence related to the property and resort operations; (2) restructuring negotiations with Wasatch Springs and the resort’s existing creditors and debtholders; (3) capital raising discussions and plans with the Company’s funding sources; and (4) completion of preliminary renovation plans. If any of the foregoing is not successfully completed, the Company would not elect to exercise the option. If the Company does elect to exercise the option, it would do so with the intention of operating the resort and completing a renovation of the property.

NOTE 16: SUBSEQUENT EVENTS

On April 3, 2026, $150,000 of the remaining note payable with Phantom Power, LLC was sold to Red Rock Development Group, LLC. On April 6, 2026, $75,000 of this note was converted into 1,071,428,571 shares of common stock.

On April 28, 2026, the $35,000 promissory note with Red Rock Development Group, LLC was converted into 350,000,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes contained herein. In addition to historical information, the following discussion contains forward looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in the section entitled “Risk Factors” as noted in our Annual Report filed on Form 10-K for the year ended December 31, 2025 on March 31, 2026.

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

A Public Company Model for the Next Era of U.S. Real Estate

In support of this strategy, TAP Real Estate has entered into a licensing agreement with TAP Inc., a private technology company headquartered in Salt Lake City, Utah, granting TAP Real Estate the right to utilize the proprietary TAP Platform technologies specifically for real estate use cases.

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

Results of Continuing Operations for the Three Months Ended March 31, 2026 and 2025

The following table sets forth the summary operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Professional Fees	$193,588	$391,861
Settlement	$-	$-
General and Administrative Expenses	$1,558,659	$988,632
Interest Expense	$(35,504)	$(1,267,822)
Amortization of Debt Discounts	$(342,828)	$(117,474)
Loss on investee	$-	$(68,165)
Change in fair value of derivative liabilities	$176,839	$11,573
Derivative expense	$(706,806)	$(585,608)
Loss on conversion of convertible notes payable and exchange of warrants	$(302,730)	$(577,315)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(2,963,276)	$(3,985,304)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the three months ended March 31, 2026 and 2025 are related to our operations that are reflected in discontinued operations. The Company was focused on the business of FinCapital which consisted of one singular asset which were minerals located in Brazil until the fourth quarter of 2025 when they focused on the rebranding of the Company to TAP Real Estate. There are no revenues, cost of revenues or gross profit for either of the two periods in 2026 and 2025 in continuing operations.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 were $1,752,247 as compared to $1,380,493 for the three months ended March 31, 2025, an increase of $371,754. Operating expenses consists of professional fees, settlement expenses and general and administrative expenses as fully described below. We expect our professional fees to increase in our next 12 months as we look to scale our TAP Real Estate Technologies business. Our non-cash stock-based compensation related to our warrants will cease as the vesting period runs through June 30, 2026.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended March 31, 2026 were $193,588 compared to $391,861 for the three months ended March 31, 2025. The decrease in professional fees is related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2025 versus 2026. We expect that these costs will increase during 2026.

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 were $1,558,659 compared with $988,632 for the three months ended March 31, 2025. The increase in general and administrative expenses was $570,027. Much of the increase in general and administrative expenses relates to increases in stock-based compensation due to new employment agreements, offset by payroll and payroll-related expenses due to less personnel employed, and decreases in travel costs, computer software, meals and entertainment, bank charges due to reductions in operations as we transitioned into TAP Real Estate.

Other Income (Expense)

In the three months ended March 31, 2026 we incurred $1,211,029 in other expenses, compared to $2,604,811 in other expenses in the three months ended March 31, 2025, a decrease of $1,393,782 in other expenses. The other expenses relate to amortization of discounts, interest expense and losses on the conversion of convertible notes, changes in fair value of derivative liabilities, derivative expense, and a loss on investee.

Net Loss from Continuing Operations

Net loss from operations from continuing operations for the three months ended March 31, 2026 was ($2,963,276) as compared to a net loss of ($3,985,304) for the three months ended March 31, 2025. The $1,022,028 decrease in the net loss was due to the changes noted herein.

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

As of March 31, 2026, we had $6,682 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to TAP. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $3,592,070 and $2,870,414 as of March 31, 2026 and December 31, 2025, respectively. The majority of our current liabilities are in the form of notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The decrease in working capital is the direct result of proceeds received from convertible notes payable, accrued interest and accrued expenses in the three months ended March 31, 2026. A significant portion of the investment in TAP Holdco received in February 2025 was exchanged for Series C Preferred shares in August 2025. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $389,384 and $298,235 for the three months ended March 31, 2026 and 2025, respectively. The $91,149 increase in net cash used in operating activities was primarily a result of the change in the net (loss) income and the non-cash charges impacting our net loss from 2025 to 2026, such as the gain on sale of HUMBL.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the three months ended March 31, 2026 and 2025 other than the balance of the proceeds received from TAP for the sale of HUMBL.com and related assets in the amount of $2,000,000 in 2025, and the deposit paid on an option for $250,000 and $695,000 in cash paid for license fees in 2026.

Cash provided by financing activities was $1,215,000 and $377,000 for the three months ended March 31, 2026 and 2025, respectively. In 2026, the Company raised $705,000 from the proceeds from convertible notes payable, and $510,000 from proceeds for the sale of common stock for which the shares have not been issued as of March 31, 2026. In 2025, we raised $365,000 from proceeds of convertible notes payable and $12,000 from related party notes payable.

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

Off-Balance Sheet Arrangements

As March 31, 2026 and December 31, 2025, we had no off-balance sheet arrangements.

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

Level 3 inputs are unobservable inputs for the asset or liability and are used when observable market data is not available. The Company’s Level 3 investments primarily consist of derivative liabilities for which little or no market activity exists.

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

When such investments fall below the threshold of 20% which occurred in 2025, as is the case with TAP HoldCo, they no longer will include the share of gains and losses of the investee and the Company will assess the value of that investment to determine whether the investment has been impaired as there is no such readily determinable market value for those investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no further updates to this as of the date of filing.

ITEM 1A. RISK FACTORS

Not applicable as we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at TAP Real Estate Technologies Inc., 101 W. Broadway, Suite 1450, San Diego, California 92101, telephone (786) 738-9012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAP Real Estate Technologies, Inc.

Date: May 13, 2026	By:	/s/ GREGORY L. HOPKINS
Gregory L. Hopkins
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

