Form 10-Q
period 2026-06-30
TAP REAL ESTATE TECHNOLOGIES, INC.
filed 2026-08-12
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

There were 61,921,332,657 shares of the Registrant’s common stock outstanding as of August 12, 2026.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2026

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	JUNE 30,	DECEMBER 31,
	2026	2025
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$165,611	$126,066
Investment - TAP Inc. HoldCo	1,229,510	1,229,510
Note receivable	137,500	-
Prepaid expenses and other current assets	300,535	-

Total Current Assets	1,833,156	1,355,576

Non-Current Assets:
License fees - related party	700,000	-

Total Non-Current Assets	700,000	-

TOTAL ASSETS	$2,533,156	$1,355,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$916,529	$1,039,125
Accounts payable - related party	423,180	130,966
Derivative liabilities	1,627,061	1,400,996
Convertible notes payable - related parties, net of discount	71,830	221,830
Current portion of convertible notes payable, net of discount	2,087,945	1,433,073

Total Current Liabilities	5,126,545	4,225,990

Total Liabilities	5,126,545	4,225,990

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized, 20,000 Series C Preferred stock authorized and 250,000 Series D Preferred stock authorized
Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 335,445 and 335,445 shares issued and outstanding, respectively	3	3
Series C Preferred, par value $0.00001, 2,301 and 2,301 shares issued and outstanding, respectively	-	-
Series D Preferred, par value $0.00001, 100,000 and 100,000 shares issued and outstanding, respectively	1	1
Common stock, par value $0.00001, 85,000,000,000 shares authorized, 61,746,332,657 and 53,618,782,943 issued and outstanding, respectively	617,463	536,188
Additional paid in capital	135,149,049	131,203,533
Stock to be issued	962,500	200,000
Accumulated deficit	(139,322,475)	(134,810,209)

Total Stockholders’ Deficit	(2,593,389)	(2,870,414)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,533,156	$1,355,576

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2026	2025	2026	2025
CONTINUING OPERATIONS:

REVENUES	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS (LOSS) PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	307,521	851,402	113,933	459,541
Settlement	-	450,000	-	450,000
General and administrative expenses	2,487,476	1,970,468	928,817	981,836

Total Operating Expenses	2,794,997	3,271,870	1,042,750	1,891,377

OPERATING LOSS	(2,794,997)	(3,271,870)	(1,042,750)	(1,891,377)

NON-OPERATING INCOME (EXPENSE)
Interest expense, net of interest income	(71,357)	(1,289,747)	(35,853)	(21,925)
Amortization of debt discounts	(629,873)	(302,305)	(287,045)	(184,831)
Loss on investee	-	(616,802)	-	(548,637)
Change in fair value of derivative liability	491,686	55,418	314,847	43,845
Derivative expense	(788,504)	(638,397)	(81,698)	(52,789)
Loss on extinguishment of debt	-	(31,298)	-	(31,298)
Loss on conversion of convertible notes payable	(719,221)	(753,856)	(416,491)	(176,541)

Total Non-Operating Income (Expense)	(1,717,269)	(3,576,987)	(506,240)	(972,176)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(4,512,266)	(6,848,857)	(1,548,990)	(2,863,553)

DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations	-	36,344	-	46,476
Gain (loss) on disposal of discontinued operations	-	16,835,929	-	-
Total discontinued operations	-	16,872,273	-	46,476

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(4,512,266)	10,023,416	(1,548,990)	(2,817,077)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(4,512,266)	$10,023,416	$(1,548,990)	$(2,817,077)

Less: Deemed Dividend	-	(860,579)	-	(98,500)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(4,512,266)	$9,162,837	$(1,548,990)	$(2,915,577)

Net income (loss) per share - basic - available to common shareholders
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per share - basic - available to common shareholders	$(0.00)	$0.00	$(0.00)	$(0.00)

Net income (loss) per share - diluted - available to common shareholders
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per share - diluted - available to common shareholders	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	58,314,396,720	38,341,835,150	60,748,245,511	41,073,373,452

Weighted average common shares outstanding - diluted	58,314,396,720	50,841,835,150	60,748,245,511	41,073,373,452

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2026 AND 2025

													Accumulated
	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-In	Stock to be	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Income (Loss)	Deficit	Total

Balance - January 1, 2025	7,000,000	$70	349,091	$3	12,350	$-	100,000	$1	32,748,842,520	$327,488	$114,185,329	$-	$-	$(117,976,134)	$(3,463,243)

Stock issued for:
Accrued expenses	-	-	-	-	-	-	-	-	1,150,000,000	11,500	1,368,500	-	-	-	1,380,000
Exchange of warrants	-	-	-	-	30	-	-	-	634,431,833	6,345	193,734	-	-	-	200,079
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,258,024,833	22,580	1,131,572	-	-	-	1,154,152
Conversion of Series C Preferred to common shares	-	-	-	-	(758)	-	-	-	3,000,000,000	30,000	532,000	-	-	-	562,000
Debt discount on convertible notes	-	-	-	-	-	-	-	-	-	-	539,817	-	-	-	539,817
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	-	956,620
Deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(762,079)	(762,079)
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	12,840,493	12,840,493

Balance - March 31, 2025	7,000,000	$70	349,091	$3	11,622	$-	100,000	$1	39,791,299,186	$397,913	$118,907,572	$-	$-	$(105,897,720)	$13,407,839

Stock issued for:
Investment in MultiCortex	-	-	-	-	-	-	-	-	666,666,666	6,666	(6,666)	-	-	-	-
Conversion of convertible notes	-	-	-	-	-	-	-	-	937,598,591	9,376	271,904	-	-	-	281,280
Conversion of Series C Preferred to common shares	-	-	-	-	(197)	-	-	-	985,000,000	9,850	88,650	-	-	-	98,500
Conversion of Series B Preferred to common shares	-	-	(13,646)	-	-	-	-	-	136,460,000	1,365	(1,365)	-	-	-	-
Settlement	-	-	-	-	-	-	-	-	1,500,000,000	15,000	435,000	-	-	-	450,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	-	956,620
Deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(98,500)	(98,500)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,817,077)	(2,817,077)

Balance - June 30, 2025	7,000,000	$70	335,445	$3	11,425	$-	100,000	$1	44,017,024,443	$440,170	$120,651,715	$-	$-	$(108,813,297)	$12,278,662

Balance - January 1, 2026	7,000,000	$70	335,445	$3	2,301	$-	100,000	$1	53,618,782,943	$536,188	$131,203,533	$200,000	$-	$(134,810,209)	$(2,870,414)

Stock issued for:
Accrued expenses	-	-	-	-	-	-	-	-	125,000,000	1,250	18,750	-	-	-	20,000
Cash for stock to be issued	-	-	-	-	-	-	-	-	-	-	-	510,000	-	-	510,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	4,500,000,000	45,000	1,105,000	-	-	-	1,150,000
Conversion of convertible notes for stock to be issued (issued in January 2026)	-	-	-	-	-	-	-	-	1,000,000,000	10,000	190,000	(200,000)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	300,000	-	-	-	300,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,963,276)	(2,963,276)

Balance - March 31, 2026	7,000,000	$70	335,445	$3	2,301	$-	100,000	$1	59,243,782,943	$592,438	$133,773,903	$510,000	$-	$(137,773,485)	$(2,897,070)

Stock issued for:
Services rendered for stock to be issued	-	-	-	-	-	-	-	-	-	-	-	107,500	-	-	107,500
Cash for stock to be issued	-	-	-	-	-	-	-	-	-	-	-	345,000	-	-	345,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,502,549,714	25,025	617,628	-	-	-	642,653
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	757,518	-	-	-	757,518
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,548,990)	(1,548,990)

Balance - June 30, 2026	7,000,000	$70	335,445	$3	2,301	$-	100,000	$1	61,746,332,657	$617,463	$135,149,049	$962,500	$-	$(139,322,475)	$(2,593,389)

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	JUNE 30,	JUNE 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$(4,512,266)	$10,023,416
Adjustments to reconcile net income (loss) to net cash used in operating activities
One-time interest earned on note receivable	(12,500)	-
Settlement	-	450,000
Loss on extinguishment of debt in note amendments	-	31,298
Loss on conversion of convertible notes payable	719,221	753,856
Fee added to convertible notes	22,678	723,012
Interest expense recorded for discounts	-	539,817
Amortization of debt discounts	629,873	302,305
Loss on investee	-	616,802
Obligation to issue common shares for services rendered	107,500	-
Stock-based compensation	2,014,138	1,913,240
Gain on disposal of HUMBL.com	-	(16,835,929)
Derivative expense	788,504	638,397
Change in fair value of derivative liability	(491,686)	(55,418)
Changes in assets and liabilities, net of acquired amounts
Prepaid expenses and other current assets	(50,535)	-
Accounts payable - related party	287,214	24,549
Accounts payable and accrued expenses	(102,596)	(552,803)
Total adjustments	3,911,811	(11,450,874)

Net cash used in operating activities of continuing operations	(600,455)	(1,427,458)
Net cash provided by operating activities of discontinued operations	-	231
Net cash used in operating activities	(600,455)	(1,427,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for license fees - related party	(695,000)	-
Cash paid in note receivable	(125,000)	-
Cash paid in option deposit	(250,000)	-
Cash received in acquisition by TAP Inc.	-	2,000,000

Net cash (used in) provided by investing activities	(1,070,000)	2,000,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	-	12,000
Payments of related party notes payable	-	(404,711)
Repayment of notes payable	-	(750,000)
Proceeds from sales of common stock and common stock to be issued	855,000	-
Proceeds from convertible notes payable	855,000	675,000
Net cash (used in) provided by financing activities	1,710,000	(467,711)

NET INCREASE IN CASH	39,545	105,062

CASH - BEGINNING OF PERIOD	126,066	20,487

CASH - END OF PERIOD	$165,611	$125,549

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$5,938

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$-	$41,215
Common shares issued in settlement of accrued expenses	$20,000	$1,380,000
Accrued interest converted into convertible notes payable	$-	$12,300
Discount recorded on convertible notes classified as derivative liabilities	$502,679	$-
Reclassification from convertible notes payable – related parties to convertible notes payable	$150,000	$-
Deemed dividend	$-	$860,579
Conversion of convertible notes payable, derivative liability and accrued interest for common stock	$-	$1,785,897

TAP REAL ESTATE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

TAP Real Estate Technologies, Inc. (formerly HUMBL, Inc.) (the “Company” or “TAP Real Estate”) announced on December 31, 2025 that it has initiated a strategic corporate rebrand to TAP Real Estate Technologies, Inc. (“TAP Real Estate”), reflecting the Company’s sharpened focus on real estate asset acquisition, ownership, and blockchain-enabled real estate tokenization. In connection with this rebrand, the Company received regulatory approval for the formal name change and ticker symbol change on March 4, 2026.

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

A Public Company Model for the Next Era of U.S. Real Estate

In support of its strategy, TAP Real Estate entered into a licensing agreement with TAP, Inc., a private technology company headquartered in Salt Lake City, Utah. The agreement grants TAP Real Estate the right to utilize certain proprietary TAP Platform technologies and intellectual property for real estate-related applications.

These technologies include consumer-facing applications, enterprise software, digital asset administration tools, and real estate workflow solutions designed to support the Company’s acquisition, management, and tokenization strategy

The Company’s business model is designed to combine the access, transparency, and reporting framework of a publicly held real estate company with licensed technology infrastructure developed to support digital asset management, real estate transactions, investor participation, and blockchain-enabled ownership structures.

Under this model, TAP Real Estate intends to acquire, hold, operate, and manage select real estate assets while utilizing the licensed TAP technology infrastructure to support property administration, digital recordkeeping, investor onboarding, tokenization, compliant issuance, distributions, and lifecycle management.

The Company’s objective is to develop a scalable and repeatable model through which real estate assets may be acquired, operated, structured, financed, and, where appropriate, tokenized within applicable U.S. legal and regulatory frameworks.

Subsequent to June 30, 2026, the Company launched TAPRealEstate.com and MyHomeCloud™ as foundational components of this strategy. TAPRealEstate.com serves as the public-facing platform for the Company’s real estate technology ecosystem, while MyHomeCloud™ provides homeowners with a digital platform for organizing and managing important property information. The Company believes these products expand its addressable market beyond real estate investment and tokenization by establishing direct technology offerings for homeowners, property operators, and other participants in the residential real estate ecosystem.

TAP Technology Platform: A Patented Rail System for Real Estate Transactions

The TAP Platform products that has been licensed by TAP Real Estate, specifically for tokenized real estate listings, includes:

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

As of June 30, 2026, we had $165,611 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to TAP. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $3,293,389 and $2,870,414 as of June 30, 2026 and December 31, 2025, respectively. The majority of our current liabilities are in the form of notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital deficit is the direct result of proceeds received from convertible notes payable, changes in derivative liability, accrued interest and accrued expenses in the six months ended June 30, 2026. A significant portion of the investment in TAP Holdco received in February 2025 was exchanged for Series C Preferred shares in August 2025. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $600,455 and $1,427,227 for the six months ended June 30, 2026 and 2025, respectively. The $826,772 decrease in net cash used in operating activities was primarily a result of the change in the net (loss) income and the non-cash charges impacting our net loss from 2025 to 2026, such as the gain on sale of HUMBL.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the six months ended June 30, 2026 and 2025 other than the balance of the proceeds received from TAP for the sale of HUMBL.com and related assets in the amount of $2,000,000 in 2025, and the deposit paid on an option for $250,000, $125,000 in cash paid under a note receivable and $695,000 in cash paid for license fees in 2026.

Cash provided by financing activities was $1,710,000 for the six months ended June 30, 2026 and cash used in financing activities was $467,711 for the six months ended June 30, 2025, respectively. In 2026, the Company raised $855,000 from the proceeds from convertible notes payable, and $855,000 from proceeds for the sale of common stock for which the shares have not been issued as of June 30, 2026. In 2025, we raised $675,000 from proceeds of convertible notes payable and $12,000 from related party notes payable, and repaid $750,000 in notes payable and $404,711 in related party notes payable.

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

Reclassification

The Company has reclassified certain amounts in the 2025 financial statements to comply with the 2026 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the six months ended June 30, 2025.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of June 30, 2026 and December 31, 2025, respectively. The Company has at times maintained cash balances in excess of the FDIC insured limit at a single bank.

Notes Receivable and Allowance for Credit Losses

Notes Receivable

Notes receivable are financial assets measured at amortized cost and are recorded at the unpaid principal balance, adjusted for any unamortized premiums, discounts, deferred fees or costs, and accrued interest, as applicable. Interest income is recognized using the effective interest method over the contractual term of the note unless collection of principal or interest is no longer considered probable.

The Company periodically evaluates notes receivable for indicators of credit deterioration and monitors borrower performance, payment status, collateral values, and other qualitative and quantitative factors that may affect collectability.

Allowance for Credit Losses

The Company maintains an allowance for credit losses (“ACL”) for notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. The ACL represents management’s estimate of expected lifetime credit losses inherent in the portfolio as of each reporting date and is recorded through a provision for credit losses in the consolidated statements of operations.

Expected credit losses are estimated using relevant available information, including historical credit loss experience, current conditions, borrower-specific risk characteristics, and reasonable and supportable forecasts affecting the collectability of contractual cash flows. Following the reasonable and supportable forecast period, expected losses revert to historical loss information using a systematic and rational methodology.

Management evaluates notes receivable individually or collectively based on similar risk characteristics. Notes that no longer share common risk characteristics with the remainder of the portfolio are evaluated individually. Factors considered in estimating expected credit losses include, but are not limited to, borrower financial condition, payment history, credit quality indicators, collateral value, industry trends, macroeconomic conditions, and the expected timing and amount of future cash flows.

For collateral-dependent notes, expected credit losses are measured based on the difference between the amortized cost basis and the fair value of the underlying collateral, adjusted for estimated costs to sell when repayment is expected to be obtained through liquidation of the collateral.

The allowance for credit losses is reassessed at each reporting date and reflects management’s judgment regarding the collectability of the Company’s notes receivable portfolio. Because the determination of expected credit losses requires the use of significant estimates and assumptions, actual results could differ materially from those estimates.

When management determines that all or a portion of a note receivable is uncollectible, the carrying amount is written off against the allowance for credit losses. Subsequent recoveries of amounts previously written off are recorded as increases to the allowance for credit losses.

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

Fixed assets and intangible assets with finite useful lives are stated at cost less accumulated amortization and impairment. Indefinite-lived intangible assets, such as digital currency are valued at costs and reviewed for indicators of impairment at least annually, or more depending on circumstances.

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

The Company has no revenue from continuing operations for the six months ended June 30, 2026 and 2025, respectively.

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

The Company adopted this standard for its annual period after December 15, 2024 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments are disclosure-only in nature.

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

Share-Based Compensation

The Company follows ASC 718 Compensation – Stock Compensation and has adopted ASU 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. Share-based compensation expense for all awards granted is based on the grant-date fair values. The Company’s policy is to recognize these compensation costs, on a pro rata basis over the requisite service period of each vesting tranche of each award for service-based grants, and as the criteria is achieved for performance-based grants, when such grants are made. For stock options and warrants, the Company uses the Black-Scholes model to estimate the value of those grants. The Company has not had any forfeitures of these grants, and these estimates of value will include a percentage of forfeitures when that percentage is able to be estimated.

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

Deemed dividends may include, but are not limited to, (i) beneficial conversion features recognized upon issuance or modification of convertible preferred stock or convertible debt, (ii) incremental value transferred to holders of preferred stock in connection with modifications or extinguishments of such instruments, and (iii) accretion of discounts on redeemable preferred stock to their redemption value when such accretion is treated as a dividend to preferred shareholders. These amounts are recorded as a reduction to retained earnings (or, in the absence of retained earnings, as an adjustment to additional paid-in capital) and reduce income available to common shareholders in the calculation of basic and diluted EPS. In the six months ended June 30, 2025, the Company recorded a deemed dividend of $860,579 related to equity-to-equity exchanges.

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

The Company uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is remeasured at the end of each reporting period.

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

	Level 1	Level 2	Level 3
June 30, 2026
Derivative liabilities	$-	$-	$1,627,061

December 31, 2025
Derivative liabilities	$-	$-	$1,400,996

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

NOTE 3: DISCONTINUED OPERATIONS

HUMBL.com

Effective December 2, 2024, the Company entered into an Asset Purchase Agreement with TAP to sell its assets to TAP as discussed in Note 1. The Company received $3,037,500 in cash and debt cancellation and an investment in HoldCo in the amount of $17,000,000 for a total purchase price of $20,000,000. The operations of HUMBL.com, which includes the operations of the HUMBL Chile division for the six months ended June 30, 2025 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the six months ended June 30, 2025.

Revenue	$-
Operating expenses	(36,344)

Net gain from discontinued operations	$(36,344)

The Company reflected the following gain on disposal for the six months ended June 30, 2025 related to the sale of HUMBL.com, which includes the ownership of HoldCo (the entire gain on disposal occurred in the six months ended June 30, 2025):

Cash	$(3,628)
Prepaid expenses and other current assets	(219)
Inventory	(171,049)
Investment - Avrio	(2,800,000)
Safeguarding of digital assets (asset)	(614)
Fixed assets	(4,686)
Intangible assets	(221,989)
Investment in HoldCo	17,000,000
Exchange deposit	3,037,500
Safeguarding of digital assets (liability)	614

Net gain on disposal	$16,835,929

NOTE 4: INVESTMENTS

FINCAPITAL

On December 2, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ybyrá Capital S.A. (“Ybyrá”) and Brian Foote, the former CEO and a current director. Pursuant to the Stock Purchase Agreement: (a) HUMBL purchased 99% of the outstanding equity interests of FinCapital Credito Pagamentos e Servicos LTDA, a Brazilian company (“FinCapital”), from Ybyrá; and (b) Brian Foote sold his 7,000,000 shares of Series A Preferred Stock and 100,000 shares of Series D Preferred Stock of the Company (the “Control Shares”) to Ybyrá. With the purchase of the Control Shares, Ybyrá became the controlling stockholder of the Company. FinCapital a previously dormant entity and had at the time of the purchase one asset which consisted of 41,500 tons of magnesium silicate with a book value of $20,000,000. Magnesium silicate is a raw material used in industrial sectors such as fertilizer, construction, ceramics, and fireproofing.

FinCapital became a 99% owned subsidiary of the Company. The Company agreed to issue $20,000,000 in common shares to Ybyrá for the purchase of the FinCapital equity interest. On September 9, 2025, the Company, Ybyrá, Brian Foote and Thiago Moura entered into a settlement agreement (“Settlement Agreement”), whereby Ybyrá’s right to receive the Company’s common stock was cancelled, and the Company was required to issue 850,000,000 shares of common stock to Thiago Moura (which was issued September 10, 2025), Thiago Moura resigned as Company CEO and as a member of the board of directors, and the Company agreed to pay Ybyrá $10,000 per month in cash and $5,000 per month in common stock until the assignment of the FinCapital shares back to Ybyrá on December 31, 2025. The Company recorded $60,000 in accrued expenses through December 31, 2025, for this settlement. On December 31, 2025, as per the settlement agreement, FinCapital reverted back to Ybyrá. The fees accrued by the Company to Thiago Moura stopped at this time, and the Company settled this accrual with the issuance of 125,000,000 common shares for the five months as stipulated in the Settlement Agreement.

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

The HoldCo Units represented at the time approximately 48.6% of the outstanding equity in TAP. Upon transfer of the HoldCo Units, the Company owned 100% of HoldCo. Through August 6, 2025, the Company accounted for the 48.6% interest in TAP as an equity method investment. Upon the exchanges noted below, as of August 7, 2025, the Company will now treat the interest in TAP as a cost method investment, as opposed to an equity method investment. The carrying amount of the investment as of June 30, 2026 is $1,229,510 calculated as follows:

Balance – January 1, 2026	$1,229,510
Impairment	-
Balance – June 30, 2026	$1,229,510

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

For the period February 27, 2025 through June 30, 2026, there have been no indicators of impairment identified.

For the period February 27, 2025 through June 30, 2025, the Company recognized a loss on investee of $616,802.

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

NOTE 6: LICENSE AGREEMENT

On December 30, 2025, the Company and TAP, Inc. (“Licensor”) entered into a license agreement (“License Agreement”), whereby the Company was granted by the Licensor, a worldwide license to use the Intangible Property Rights (as defined in the License Agreement) in connection with the business of real estate tokenization around the world. The initial term of the License Agreement was 90 days, but was extended until June 30, 2026. The initial license fee was $0 until the Company and the Licensor agreed to an appropriate fee. In good faith, the Company has paid fees during the period ended June 29, 2026 in the amount of $695,000 in various payments.

On June 29, 2026, the Amended and Restated License Agreement was finalized. The License Fee agreed to was $700,000, which has been fully paid by the Company as of July 21, 2026. As negotiated, the License Agreement is in perpetuity and this asset will be reviewed annually for impairment and on an interim basis when triggering events are evaluated under ASC 350-30-35-18. The Licensor is considered a related party as there are common shareholders and management personnel with the Company.

In accordance with the License Agreement, the Company will be able to use the Licensor’s intellectual property and intangible property rights in connection with their real estate, real estate media, real estate marketplace, real estate tokenization, digital asset, wallet, registry and related business activities under or in connection with the TAP Real Estate name and brand.

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

Interest expense for the six months ended June 30, 2025 was $6,058.

The Company received $12,000 at 6% interest from a trust related to a director of the Company on January 21, 2025.

All of the notes listed above were repaid in April 2025.

NOTE 9: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible notes payable as follows as of June 30, 2026 and December 31, 2025. The chart below does not include convertible notes payable that were fully repaid or converted as of December 31, 2025. Refer to the Form 10-K for the year ended December 31, 2025 filed March 31, 2026 for a full description of those notes:

	June 30, 2026	December 31, 2025

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance; note is in default and a $242,000 default fee was added to the note in March 2025. This note was amended May 16, 2025.	$484,000	$484,000

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	266,200

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	266,200

Convertible note payable entered into April 2, 2024, with a maturity date of April 2, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	266,200

Convertible note payable entered into April 23, 2024, with a maturity date of October 22, 2025, at 10% interest per annum. This note was amended May 16, 2025 and $12,300 of interest accrued was added to the principal amount of the note.	135,300	135,300

Convertible note payable entered into May 22, 2024, with a maturity date of November 22, 2025, at 10% interest per annum. This note was amended May 16, 2025.	123,000	123,000

Convertible note payable entered into March 14, 2025, with a maturity date of March 14, 2026, one time interest charge assessed upon issuance of $55,000. Note was for $605,000. Conversions of $238,000 occurred in 2025 and conversions of $315,000 occurred in the six months ended June 30, 2026.	52,000	367,000

Convertible note payable entered into October 14, 2025, with a maturity date of October 14, 2026. A $2,000 one-time interest fee was added to the note. This note was converted in April 2026.	-	35,000

Convertible note payable entered into November 10, 2025, with a maturity date of November 10, 2026, at 10% interest per annum.	27,500	27,500

Convertible note payable entered into November 10, 2025, with a maturity date of November 10, 2026, at 10% interest per annum.	27,500	27,500

Convertible note payable entered into November 21, 2025, with a maturity date of November 21, 2026. A $2,750 one-time interest fee was added to the note.	30,250	30,250

Convertible note payable entered into December 29, 2025, with a maturity date of December 29, 2026, at 10% interest per annum.	550,000	175,000

Convertible note payable entered into January 19, 2026, with a maturity date of January 19, 2027, at 10% interest per annum.	275,000	-

Convertible note payable entered into January 20, 2026, with a maturity date of January 20, 2027, at 10% interest per annum.	22,000	-

Convertible note payable entered into January 20, 2026, with a maturity date of January 20, 2027, at 10% interest per annum.	11,000	-

Convertible note payable entered into March 26, 2026, with a maturity date of March 26, 2027. A $5,500 one-time interest fee was added to the note.	60,500	-

Convertible note payable entered into May 14, 2026, with a maturity date of May 14, 2027. A $16,500 one-time interest fee was added to the note.	181,500	-

Subtotal	2,778,150	2,203,150
Less: Current portion	(2,087,945)	(1,433,073)
Less: Discounts	(690,205)	(770,077)
Long-term debt	$-	$-

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

On March 14, 2025, the Company issued a $550,000 Convertible Promissory Note to Quail Hollow Capital, LLC. The purchase price for the Note was $500,000. An original issue discount of $50,000 on the note, and $555,000 in debt discount on the note was included in the initial principal balance as well as a one-time interest charge of $55,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at the lower of: (a) $0.0006; and (b) 70% of the lowest closing trade price of the Common Stock in the ten (10) trading days immediately preceding the applicable conversion date. The Company received $500,000 in net proceeds in connection with this transaction. Two conversions totaling $238,000 occurred in 2025 and two conversions in 2026 of $315,000, leaving a balance of $52,000 remaining on this note. In addition, $148,503 is reflected in derivative liabilities as of June 30, 2026.

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

On October 14, 2025, the Company issued a $33,000 Convertible Promissory Note to Red Rock Development Group, LLC maturing October 14, 2026. A $2,000 one-time interest charge was added to this note. The note carries an OID of $3,175. The note was for legal fees paid directly by Red Rock to a third party. The note is not convertible for six-months from the October 14, 2025 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. On April 28, 2026, this note was fully converted.

On November 10, 2025, the Company entered into two separate note agreements each in the amount of $27,500 and each carry an OID in the amount of $2,500. The Company received cash proceeds of $25,000 for each of the two notes. These notes mature on November 10, 2026 and bear interest at 10% per annum. The notes are not convertible for a six month period from the November 10, 2025 date. The remaining value of each of the notes was considered a debt discount and is being amortized over the life of the note. As of June 30, 2026, $10,339 of discount remains unamortized on each of these notes, and the derivative liability on each of these notes as of June 30, 2026 is $33,148.

On November 21, 2025, the Company entered into a note agreement in the amount of $27,500 which carries an OID in the amount of $2,500. A $2,750 one-time interest charge was added to this note. The Company received cash proceeds of $25,000 for the note. This note matures on November 21, 2026. No other interest will accrue until the occurrence of an Event of Default as defined in the agreement. The note is not convertible for a six month period from the November 21, 2025 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of June 30, 2026, $11,149 of discount remains unamortized on this note, and the derivative liability on this note as of June 30, 2026 is $30,781.

On December 29, 2025, the Company entered into a note agreement in the amount of $550,000 which carries an OID in the amount of $50,000 with an investor as part of the rebranding discussed in Note 1. The Company received/will receive cash proceeds under this note of: $125,000 on or before December 31, 2025 (received); $125,000 on or before January 15, 2026; and $250,000 on or before February 1, 2026. All proceeds due in 2026 have been received. This note matures on December 29, 2026 and bears interest at 10% per annum. The note is not convertible for a six month period from the December 29, 2025 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of June 30, 2026, $279,577 of discount remains unamortized on this note, and the derivative liability on this note as of June 30, 2026 is $686,974.

On January 19, 2026, the Company entered into a note agreement in the amount of $275,000 and carries an OID in the amount of $25,000. The Company received cash proceeds of $250,000 from this note. This note matures on January 19, 2027 and bear interest at 10% per annum. The note is not convertible for a six month period from the January 19, 2026 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of June 30, 2026, $156,310 of discount remains unamortized on this note, and the derivative liability on this note as of June 30, 2026 is $343,487.

On January 20, 2026, the Company entered into two separate note agreements each in the amount of $22,000 and $11,000, respectively and each carry an OID in the amount of $2,000 and $1,000, respectively. The Company received cash proceeds of $20,000 and $10,000 on these notes, respectively. These notes mature on January 20, 2027 and bear interest at 10% per annum. The notes are not convertible for a six month period from the January 20, 2026 date. The remaining value of each of the notes was considered a debt discount and is being amortized over the life of the note. As of June 30, 2026, $12,565 and $6,282 of discount remains unamortized on each of these notes, and the derivative liability on each of these notes as of June 30, 2026 is $27,479 and $13,739, respectively.

On March 26, 2026, the Company issued a $55,000 Convertible Promissory Note to Red Rock Development Group, LLC maturing March 26, 2027. A $5,500 one-time interest charge was added to this note. The note carries an OID of $5,000. The Company received $50,000 for this note. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of June 30, 2026, $45,003 of discount remains unamortized on this note, and the derivative liability on this note as of June 30, 2026 is $75,907.

On May 14, 2026, the Company issued a $165,000 Convertible Promissory Note to Willow Creek Capital Holdings, LLC maturing May 14, 2027. A $16,500 one-time interest charge was added to this note. The note carries a discount of $181,500. The Company received $150,000 for this note. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of June 30, 2026, $158,640 of discount remains unamortized on this note, and the derivative liability on this note as of June 30, 2026 is $233,895.

All of the convertible promissory notes as of June 30, 2026 are due in the next fiscal year, and therefore are current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities on the notes eligible to convert as there were discounted conversion prices, which is a variable percentage to market.

Interest expense for the six months ended June 30, 2026 and 2025 was $56,471 and $18,673, respectively. Amortization of debt discount, and original issue discount was $629,873 and $302,305 for the six months ended June 30, 2026 and 2025, respectively. Accrued interest at June 30, 2026 and December 31, 2025 was $231,073 and $174,601, respectively. A total of $32,495 of accrued interest was converted along with some of the convertible notes payable in the six months ended June 30, 2025.

The Company recognized a loss on conversion of notes of $719,221 and $753,856 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 10: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of June 30, 2026 and December 31, 2025. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2025. Refer to the Form 10-K for the year ended December 31, 2025 filed March 31, 2026 for a full description of those notes:

	June 30, 2026	December 31, 2025
Monster Creative purchase – June 30, 2021	$71,830	$221,830
Less: Current portion	(71,830)	(221,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of June 30, 2026 and December 31, 2025.

On June 30, 2021, the Company acquired Monster Creative, LLC. The Monster Purchase Price included: (a) a convertible note to Phantom Power, LLC in the amount of $6,525,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock; and (b) a convertible note to Kevin Childress in the amount of $975,000 that bears interest at 5% per annum, and was to mature December 31, 2022, convertible into the Company’s common stock. During the period ended June 30, 2023, the Company converted $361,413 of the $975,000 note and sold the remaining $613,587 to a third party, who since converted the entire amount. Of the $6,525,000 note, the noteholder sold $2,925,000 to a third party who since converted the entire amount and converted $900,000 of this note. In the securities purchase agreement entered into effective June 30, 2023, $1,000,000 of the remaining balance of the note was cancelled, leaving a balance of $2,308,830. Of this amount $225,000 was sold to a third party and converted in August 2023, $702,000 was sold to a third party and converted in October 2023, $600,000 sold to a third party and converted in February 2024, and $360,000 was sold to a third party and converted in April 2024 leaving a balance outstanding of $421,830. On July 2, 2025, there was $100,000 of this note converted into shares of common stock and December 30, 2025 there was $100,000 of the note converted into shares of common stock leaving an outstanding balance of $221,830. The 1 billion shares for this conversion were issued in January 2026 and were reflected as stock to be issued as of December 31, 2025. There was a loss on conversion of the two 2025 note conversions of $240,000.

On April 3, 2026, $150,000 of the remaining note payable with Phantom Power, LLC was sold to Red Rock Development Group, LLC. On April 6, 2026, $75,000 of this note was converted into 1,071,428,571 shares of common stock. On June 8, 2026, the remaining $75,000 was converted into 1,081,121,143 shares of common stock.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

Interest expense for the six months ended June 30, 2026 and 2025 was $5,500 and $10,459, respectively.

NOTE 11: DERIVATIVE LIABILITIES

The Company entered into several convertible notes payable, with terms that include variable conversion prices. The Company evaluated these terms and determined that the conversion option on the convertible notes payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Instruments. The estimated fair value of the Derivative Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2026. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model. The following assumptions were used on June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Inception
Expected term	0.01 - 1.00 years	1.00 years
Expected volatility	334- 391%	358% – 390%
Expected dividend yield	-	-
Risk-free interest rate	3.44 – 3.98%	3.48 – 4.15%
Market price	$0.0002 – $0.0003	$0.0001 - $0.0003

	Six Months Ended June 30, 2025	Inception
Expected term	0.50 years	0.75 – 1.00 years
Expected volatility	361%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	4.12%	4.85%
Market price	$0.0002 – $0.001	$0.0078 - $0.013

Activity related to the derivative liabilities for the periods ended June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Beginning balances	$1,400,996	$338,986
Recognition of derivative liability on conversion options of notes	461,517	1,127,825
Derivative expense	788,504	1,115,146
Conversion of note payable	(532,270)	(1,058,487)
Change in fair value of derivative liabilities	(491,686)	(122,474)
Ending balances	$1,627,061	$1,400,996

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, 20,000 shares of Series C Preferred Stock, and 250,000 shares of Series D Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001.

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

During the six months ended June 30, 2026 and 2025, there were 0 and 13,646 shares converted of Series B Preferred Stock, respectively.

As of June 30, 2026, the Company has 335,445 shares of Series B Preferred Stock issued and outstanding.

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

During the six months ended June 30, 2025, there were 955 shares of Series C Preferred Stock exchanged into 3,985,000,000 shares of common stock. In addition, 30 shares of Series C Preferred Stock were issued in an exchange of warrants for common stock. The Company reflected as a deemed dividend in the consolidated financial statements the value of the Series C Preferred Stock.

As of June 30, 2026, there are 2,301 shares of Series C Preferred Stock issued and outstanding.

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

Common Stock

The Company has 85,000,000,000 shares of common stock, par value $0.00001, authorized as of May 21, 2025, increased from 50,000,000,000. The Company has 61,746,332,657 and 53,618,782,943 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. On May 26, 2023, the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000,000 shares. On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024. On May 21, 2025, the Company increased its authorized common shares to 85,000,000,000 pursuant to the Definitive 14C filed April 30, 2025.

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

In the three months ended June 30, 2025, the Company: issued (a) 937,598,591 shares for conversion of notes payable and accrued interest valued at $281,280 that includes a loss on conversion of these shares in the amount of $176,541; (b) 985,000,000 shares of common stock in exchange of 197 Series C Preferred shares, and the Company lost $98,500 in the exchange; (c) 136,460,000 shares of common stock in conversion of Series B Preferred shares for 13,646 shares of Series B Preferred shares; (d) 1,500,000,000 shares of common stock in a settlement valued at $450,000; and (e) 666,666,666 shares of common stock originally valued at $200,000 to two of the principals of Multicortex as required under the Joint Venture Agreement, however, this agreement was terminated July 21, 2025 and thus has no economic value. The shares were cancelled in the quarter ended September 30, 2025.

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

In the three months ended June 30, 2026, the Company: issued 2,502,549,714 shares for conversion of notes payable of $642,653 that includes a loss on conversion of these shares in the amount of $416,491. In addition, the Company received $345,000 in cash and $107,500 in services for stock that has not been issued as of June 30, 2026.

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

Warrants

There were 2,250,000,000 and 0 warrants issued in 2026 and 2025.

During the six months ended June 30, 2026 and 2025, 25,000,000 and 75,000,000 warrants were exchanged or expired.

The following represents a summary of the warrants:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,578,000,000	$0.01908	1,733,509,804	$0.0206
Granted	2,250,000,000	0.00001	-	-
Exercised	-	-	-	-
Forfeited/Exchanged	-	-	(75,000,000)	-
Expired	(25,000,000)	-	-	-
Ending balance	3,803,000,000	$0.00194	1,658,509,804	$0.0206
Intrinsic value of warrants	$427,500		$-
Weighted Average Remaining Contractual Life (Years)	3.69		2.74

As of June 30, 2026, 3,803,000,000 warrants are vested.

For the six months ended June 30, 2026 and 2025, the Company incurred stock-based compensation expense of $1,714,138 and $1,913,240, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants. There remains $225,000 in stock-based expense related to the warrants that will be expensed through December 31, 2026.

Options

As of June 30, 2026 and 2025, 4,878,660,000 and 3,660,000 options are exercisable.

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,878,660,000	$0.0003	3,660,000	$0.0983
Granted	3,000,000,000	0.0001	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	4,878,660,000	$0.0002	3,660,000	$0.0983
Intrinsic value of options	$450,000		$-
Weighted Average Remaining Contractual Life (Years)	9.45		6.91

For the six months ended June 30, 2026 and 2025, the Company incurred stock-based compensation expense of $300,000 and $0, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the Black-Scholes calculation using the assumptions reflected in the chart below for the service-based grants.

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

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Expected term (years)	5-10	-
Expected volatility	374%	-%
Expected dividend yield	-	-
Risk-free interest rate	3.85%	-%

NOTE 13: RELATED-PARTY TRANSACTIONS

Advances - TAP

As of June 30, 2026, the Company has outstanding $46,297 to TAP for expenses paid by TAP for the Company.

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

License Fee

On June 29, 2026, the Company entered into an Amended and Restated License Agreement with a related party for $700,000. In the six months ended June 30, 2026, the Company paid $695,000 towards this Amended and Restated License Agreement as License fees (see Note 6) with the remaining $5,000 due by September 30, 2026. These are reflected in the balance sheet. The Amended and Restated License Agreement is to be in perpetuity and this asset will be reviewed annually for impairment and on an interim basis when triggering events are evaluated under ASC 350-30-35-18.

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

NOTE 15: PURCHASE OPTION AGREEMENT

On March 24, 2026, the Company entered into an Option to Purchase Agreement with Wasatch Springs Management Holdings, LLC (“Wasatch Springs”) for the potential purchase of the Zermatt Resort in Midway, Utah (the “Option Agreement”). Pursuant to the terms of the Option Agreement, the Company acquired a 60-day option to purchase the Zermatt Resort from Wasatch Springs. The Company paid $250,000 for the option, which is non-refundable, except in the event of a material breach of the agreement by the seller. During the 60-day option period, the Company will assume operational control of the resort, conduct due diligence related to the feasibility of the purchase, and negotiate with the resort’s creditors and debtholders regarding a potential purchase by the Company. If the Company elects to exercise the option and purchase the Zermatt Resort, the purchase price would be the appraised value of the property less any debt assumed by the Company or such other price as the parties mutually agree. The $250,000 option price would be applied toward the purchase price. On May 22, 2026, the Company entered into a First Addendum to the Option to Purchase Agreement, extending the option period for an additional 90 days. There were no other changes to that agreement.

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

Management evaluated the option payment for impairment as of June 30, 2026 based on the continuing validity of the option, the status of due diligence and financing activities, and the Company’s intent and ability to pursue the transaction. As a result of this evaluation, the Company determined that no impairment was required as of June 30, 2026.

NOTE 16: NOTE RECEIVABLE

On June 9, 2026, the Company entered into a secured note receivable with Wasatch Springs in the amount of $137,500 which includes $12,500 of original issue discount which is deemed fully earned as of June 9, 2026. The note is due on December 9, 2026. In addition, interest will accrue at a rate of 10% through maturity. The note receivable is secured by the assets of Wasatch Springs. There was $793 of interest income recorded on this note through June 30, 2026.

The funds were advanced to Wasatch Springs to support the Zermatt Resort operations during the acquisition process. The Company expects to receive a cash payment on the note receivable by the due date.

NOTE 17: SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company launched TAPRealEstate.com, the public-facing platform for its real estate technology ecosystem. The platform is intended to serve as a central destination for the Company’s real estate initiatives, technology products, property-related services, and future real estate investment and tokenization offerings.

The Company also launched MyHomeCloud™, a digital home management platform designed to help homeowners securely organize, maintain, and access property-related information, including maintenance records, warranties, receipts, appliance information, property documents, and other important home records.

These launches represent an important step in the Company’s development and commercialization of technology solutions for residential real estate and homeownership. The Company expects to continue developing the platforms’ features, integrations, and commercial capabilities as part of its broader real estate technology strategy.

In July 2026, the Company issued 175,000,000 shares of common stock for services valued at $17,500 which are reflected as common stock to be issued as of June 30, 2026.

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

A Public Company Model for the Next Era of U.S. Real Estate

In support of its strategy, TAP Real Estate entered into a licensing agreement with TAP, Inc., a private technology company headquartered in Salt Lake City, Utah. The agreement grants TAP Real Estate the right to utilize certain proprietary TAP Platform technologies and intellectual property for real estate-related applications.

These technologies include consumer-facing applications, enterprise software, digital asset administration tools, and real estate workflow solutions designed to support the Company’s acquisition, management, and tokenization strategy

The Company’s business model is designed to combine the access, transparency, and reporting framework of a publicly held real estate company with licensed technology infrastructure developed to support digital asset management, real estate transactions, investor participation, and blockchain-enabled ownership structures.

Under this model, TAP Real Estate intends to acquire, hold, operate, and manage select real estate assets while utilizing the licensed TAP technology infrastructure to support property administration, digital recordkeeping, investor onboarding, tokenization, compliant issuance, distributions, and lifecycle management.

The Company’s objective is to develop a scalable and repeatable model through which real estate assets may be acquired, operated, structured, financed, and, where appropriate, tokenized within applicable U.S. legal and regulatory frameworks.

Subsequent to June 30, 2026, the Company launched TAPRealEstate.com and MyHomeCloud™ as foundational components of this strategy. TAPRealEstate.com serves as the public-facing platform for the Company’s real estate technology ecosystem, while MyHomeCloud™ provides homeowners with a digital platform for organizing and managing important property information. The Company believes these products expand its addressable market beyond real estate investment and tokenization by establishing direct technology offerings for homeowners, property operators, and other participants in the residential real estate ecosystem.

TAP Technology Platform: A Patented Rail System for Real Estate Transactions

The TAP Platform products that are licensed by TAP Real Estate, specifically for tokenized real estate listings, includes:

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

Results of Continuing Operations for the Six Months Ended June 30, 2026 and 2025

The following table sets forth the summary operations for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026	June 30, 2025

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Professional Fees	$307,521	$851,402
Settlement	$-	$450,000
General and Administrative Expenses	$2,487,476	$1,970,468
Interest Expense, net of Interest Income	$(71,357)	$(1,289,747)
Amortization of Debt Discounts	$(629,873)	$(302,305)
Loss on investee	$-	$(616,802)
Change in fair value of derivative liabilities	$491,686	$55,418
Derivative expense	$(788,504)	$(638,397)
Loss on extinguishment of debt	$-	$(31,298)
Loss on conversion of convertible notes payable	$(719,221)	$(753,856)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(4,512,266)	$(6,848,857)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the six months ended June 30, 2026 and 2025 are related to our operations that are reflected in discontinued operations. The Company was focused on the business of FinCapital which consisted of one singular asset which were minerals located in Brazil until the fourth quarter of 2025 when they focused on the rebranding of the Company to TAP Real Estate. There are no revenues, cost of revenues or gross profit for either of the two periods in 2026 and 2025 in continuing operations.

Operating Expenses (including Settlement)

Operating expenses for the six months ended June 30, 2026 were $2,794,997 as compared to $3,271,870 for the six months ended June 30, 2025, a decrease of $476,873. Operating expenses consists of professional fees, settlement expenses and general and administrative expenses as fully described below. We expect our professional fees to increase in our next 12 months as we look to scale our TAP Real Estate Technologies business. The variance related mostly to the settlement made in the amount of $450,000 and reduction of professional fees.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the six months ended June 30, 2026 were $307,521 compared to $851,402 for the six months ended June 30, 2025. The decrease in professional fees is related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2025 versus 2026. We expect that these costs will increase during 2026.

General and Administrative

General and administrative expenses for the six months ended June 30, 2026 were $2,487,476 compared with $1,970,468 for the six months ended June 30, 2025. The increase in general and administrative expenses was $517,008. Much of the increase in general and administrative expenses relates to increases in stock-based compensation due to new employment agreements, offset by payroll and payroll-related expenses due to less personnel employed, and decreases in travel costs, computer software, meals and entertainment, bank charges due to reductions in operations as we transitioned into TAP Real Estate.

Other Income (Expense)

In the six months ended June 30, 2026 we incurred $1,717,269 in other expenses, compared to $3,576,987 in other expenses in the six months ended June 30, 2025, a decrease of $1,859,718 in other expenses. The other expenses relate to amortization of discounts, interest expense, net of interest income and losses on the conversion of convertible notes, loss on extinguishment of debt, changes in fair value of derivative liabilities, derivative expense, and a loss on investee.

Net Loss from Continuing Operations

Net loss from continuing operations for the six months ended June 30, 2026 was ($4,512,266) as compared to a net loss of ($6,848,857) for the six months ended June 30, 2025. The $2,336,591 decrease in the net loss was due to the changes noted herein.

Results of Continuing Operations for the Three Months Ended June 30, 2026 and 2025

The following table sets forth the summary operations for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30, 2026	June 30, 2025

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Professional Fees	$113,933	$459,541
Settlement	$-	$450,000
General and Administrative Expenses	$928,817	$981,836
Interest Expense, net of Interest Income	$(35,853)	$(21,925)
Amortization of Debt Discounts	$(287,045)	$(184,831)
Loss on investee	$-	$(548,637)
Change in fair value of derivative liabilities	$314,847	$43,845
Derivative expense	$(81,698)	$(52,789)
Loss on extinguishment of debt	$-	$(31,298)
Loss on conversion of convertible notes payable	$(416,491)	$(176,541)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(1,548,990)	$(2,863,553)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the three months ended June 30, 2026 and 2025 are related to our operations that are reflected in discontinued operations. The Company was focused on the business of FinCapital which consisted of one singular asset which were minerals located in Brazil until the fourth quarter of 2025 when they focused on the rebranding of the Company to TAP Real Estate. There are no revenues, cost of revenues or gross profit for either of the two periods in 2026 and 2025 in continuing operations.

Operating Expenses (including Settlement)

Operating expenses for the three months ended June 30, 2026 were $1,042,750 as compared to $1,891,377 for the three months ended June 30, 2025, a decrease of $848,627. Operating expenses consists of professional fees, settlement expenses and general and administrative expenses as fully described below. We expect our professional fees to increase in our next 12 months as we look to scale our TAP Real Estate Technologies business. The variance related mostly to the settlement made in the amount of $450,000 and reductions in professional fees.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended June 30, 2026 were $113,933 compared to $459,541 for the three months ended June 30, 2025. The decrease in professional fees is related to the professional fees incurred in regulatory filings including OTC compliance and reporting as well as increases in consultant costs in 2025 versus 2026. We expect that these costs will increase during 2026.

General and Administrative

General and administrative expenses for the three months ended June 30, 2026 were $928,817 compared with $981,836 for the three months ended June 30, 2025. The decrease in general and administrative expenses was $53,019. Much of the decrease in general and administrative expenses relates to increases in stock-based compensation due to new employment agreements, offset by payroll and payroll-related expenses due to less personnel employed, and decreases in travel costs, computer software, meals and entertainment, bank charges due to reductions in operations as we transitioned into TAP Real Estate.

Other Income (Expense)

In the three months ended June 30, 2026 we incurred $506,240 in other expenses, compared to $972,176 in other expenses in the three months ended June 30, 2025, a decrease of $465,936 in other expenses. The other expenses relate to amortization of discounts, interest expense, net of interest income and losses on the conversion of convertible notes, loss on extinguishment of debt, changes in fair value of derivative liabilities, derivative expense, and a loss on investee.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended June 30, 2026 was ($1,548,990) as compared to a net loss of ($2,863,553) for the three months ended June 30, 2025. The $1,314,563 decrease in the net loss was due to the changes noted herein.

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

As of June 30, 2026, we had $165,611 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to TAP. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $3,293,389 and $2,870,414 as of June 30, 2026 and December 31, 2025, respectively. The majority of our current liabilities are in the form of notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital deficit is the direct result of proceeds received from convertible notes payable, and changes in the derivative liability, accrued interest and accrued expenses in the six months ended June 30, 2026. A significant portion of the investment in TAP Holdco received in February 2025 was exchanged for Series C Preferred shares in August 2025. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $600,455 and $1,427,227 for the six months ended June 30, 2026 and 2025, respectively. The $826,772 decrease in net cash used in operating activities was primarily a result of the change in the net (loss) income and the non-cash charges impacting our net loss from 2025 to 2026, such as the gain on sale of HUMBL.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the six months ended June 30, 2026 and 2025 other than the balance of the proceeds received from TAP for the sale of HUMBL.com and related assets in the amount of $2,000,000 in 2025, and the deposit paid on an option for $250,000, $125,000 in cash paid under a note receivable and $695,000 in cash paid for license fees in 2026.

Cash provided by financing activities was $1,710,000 for the six months ended June 30, 2026 and cash used in financing activities was $467,711 for the six months ended June 30, 2025, respectively. In 2026, the Company raised $855,000 from the proceeds from convertible notes payable, and $855,000 from proceeds for the sale of common stock for which the shares have not been issued as of June 30, 2026. In 2025, we raised $675,000 from proceeds of convertible notes payable and $12,000 from related party notes payable, and repaid $750,000 in notes payable and $404,711 in related party notes payable.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TAP Real Estate Technologies, Inc.

Date: August 12, 2026	By:	/s/ GREGORY L. HOPKINS
Gregory L. Hopkins
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

