Form 10-Q
period 2026-09-30
TAP REAL ESTATE TECHNOLOGIES, INC.
filed 2026-11-12
CIK 1119190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	RWAX	OTCID

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

There were 64,035,618,371 shares of the Registrant’s common stock outstanding as of November 12, 2026.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2026

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$61,056	$126,066
Investment - Fintech Media Group, PBC	609,982	1,229,510
Investment - Alpenhaus Resort, LLC	250,000	-
Note receivable	117,500	-
Prepaid expenses and other current assets	15,938	-

Total Current Assets	1,054,476	1,355,576

Non-Current Assets:
License fees - related party	700,000	-

Total Non-Current Assets	700,000	-

TOTAL ASSETS	$1,754,476	$1,355,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$975,883	$1,039,125
Accounts payable - related party	541,069	130,966
Derivative liabilities	1,258,755	1,400,996
Convertible notes payable - related parties	71,830	221,830
Current portion of convertible notes payable, net of discount	2,278,696	1,433,073

Total Current Liabilities	5,126,233	4,225,990

Total Liabilities	5,126,233	4,225,990

Commitments and contingency	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 7,000,000 shares Series A Preferred stock authorized, 570,000 Series B Preferred stock authorized, 20,000 Series C Preferred stock authorized and 250,000 Series D Preferred stock authorized
Series A Preferred, par value $0.00001, 7,000,000 and 7,000,000 shares issued and outstanding, respectively	70	70
Series B Preferred, par value $0.00001, 335,445 and 335,445 shares issued and outstanding, respectively	3	3
Series C Preferred, par value $0.00001, 2,301 and 2,301 shares issued and outstanding, respectively	-	-
Series D Preferred, par value $0.00001, 100,000 and 100,000 shares issued and outstanding, respectively	1	1
Common stock, par value $0.00001, 85,000,000,000 shares authorized, 64,035,618,371 and 53,618,782,943 issued and outstanding, respectively	640,356	536,188
Additional paid in capital	135,674,513	131,203,533
Stock to be issued	945,000	200,000
Accumulated deficit	(140,631,700)	(134,810,209)

Total Stockholders’ Deficit	(3,371,757)	(2,870,414)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,754,476	$1,355,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2026	SEPTEMBER 30, 2025	SEPTEMBER 30, 2026	SEPTEMBER 30, 2025
CONTINUING OPERATIONS:

REVENUES	$60,982	$-	$60,982	$-

COST OF REVENUES	733	-	733	-

GROSS (LOSS) PROFIT	60,249	-	60,249	-

OPERATING EXPENSES
Development costs	100,270	-	100,270	-
Professional fees	389,593	980,946	82,072	129,544
Settlement	-	2,086,171	-	1,636,171
General and administrative expenses	2,797,549	3,188,690	310,073	1,218,222

Total Operating Expenses	3,287,412	6,255,807	492,415	2,983,937

OPERATING LOSS	(3,227,163)	(6,255,807)	(432,166)	(2,983,937)

NON-OPERATING INCOME (EXPENSE)
Interest expense, net of interest income	(98,587)	(1,295,455)	(27,230)	(5,708)
Amortization of debt discounts	(963,373)	(489,641)	(333,500)	(187,336)
Loss on investee	-	(846,140)	-	(229,338)
Change in fair value of derivative liability	596,390	192,236	104,704	136,818
Derivative expense	(788,504)	(638,397)	-	-
Loss on investment in TAP HoldCo	-	(13,303,179)	-	(13,303,179)
Loss on extinguishment of debt	-	(31,298)	-	-
Loss on exchange of investment	(619,528)	-	(619,528)	-
Loss on conversion of convertible notes payable	(720,726)	(1,258,172)	(1,505)	(504,316)

Total Non-Operating Income (Expense)	(2,594,328)	(17,670,046)	(877,059)	(14,093,059)

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND PROVISION FOR INCOME TAXES	(5,821,491)	(23,925,853)	(1,309,225)	(17,076,996)

DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations	-	36,344	-	-
Gain (loss) on disposal of discontinued operations	-	16,835,929	-	-
Total discontinued operations	-	16,872,273	-	-

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(5,821,491)	(7,053,580)	(1,309,225)	(17,076,996)

Provision for income taxes	-	-	-	-

NET LOSS	$(5,821,491)	$(7,053,580)	$(1,309,225)	$(17,076,996)

Less: Deemed Dividend	-	(860,579)	-	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,821,491)	$(7,914,159)	$(1,309,225)	$(17,076,996)

Net income (loss) per share - basic - available to common shareholders
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	0.00	-	-

Net loss per share - basic - available to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted - available to common shareholders
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	0.00	-	-

Net loss per share - diluted - available to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	59,545,501,766	40,994,797,767	61,967,567,129	46,256,242,335

Weighted average common shares outstanding - diluted	59,545,501,766	40,994,797,767	61,967,567,129	46,256,242,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

													Accumulated
	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-In	Stock to be	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Income (Loss)	Deficit	Total

Balance - January 1, 2025	7,000,000	$70	349,091	$3	12,350	$-	100,000	$1	32,748,842,520	$327,488	$114,185,329	$-	$-	$(117,976,134)	$(3,463,243)

Stock issued for:
Accrued expenses	-	-	-	-	-	-	-	-	1,150,000,000	11,500	1,368,500	-	-	-	1,380,000
Exchange of warrants	-	-	-	-	30	-	-	-	634,431,833	6,345	193,734	-	-	-	200,079
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,258,024,833	22,580	1,131,572	-	-	-	1,154,152
Conversion of Series C Preferred to common shares	-	-	-	-	(758)	-	-	-	3,000,000,000	30,000	532,000	-	-	-	562,000
Debt discount on convertible notes	-	-	-	-	-	-	-	-	-	-	539,817	-	-	-	539,817
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	-	956,620
Deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(762,079)	(762,079)
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	12,840,493	12,840,493

Balance - March 31, 2025	7,000,000	$70	349,091	$3	11,622	$-	100,000	$1	39,791,299,186	$397,913	$118,907,572	$-	$-	$(105,897,720)	$13,407,839

Stock issued for:
Investment in MultiCortex	-	-	-	-	-	-	-	-	666,666,666	6,666	(6,666)	-	-	-	-
Conversion of convertible notes	-	-	-	-	-	-	-	-	937,598,591	9,376	271,904	-	-	-	281,280
Conversion of Series C Preferred to common shares	-	-	-	-	(197)	-	-	-	985,000,000	9,850	88,650	-	-	-	98,500
Conversion of Series B Preferred to common shares	-	-	(13,646)	-	-	-	-	-	136,460,000	1,365	(1,365)	-	-	-	-
Settlement	-	-	-	-	-	-	-	-	1,500,000,000	15,000	435,000	-	-	-	450,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	-	956,620
Deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(98,500)	(98,500)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,817,077)	(2,817,077)

Balance - June 30, 2025	7,000,000	$70	335,445	$3	11,425	$-	100,000	$1	44,017,024,443	$440,170	$120,651,715	$-	$-	$(108,813,297)	$12,278,662

Stock issued for:
Conversion of TAP HoldCo units for Series C Preferred	-	-	-	-	(8,904)	-	-	-	-	-	-	-	-	-	-
Conversion of convertible notes	-	-	-	-	-	-	-	-	4,062,068,966	40,620	1,141,793	-	-	-	1,182,413
Cancellation of common shares in MultiCortex transaction	-	-	-	-	-	-	-	-	(666,666,666)	(6,666)	6,666	-	-	-	-
Settlement	-	-	-	-	-	-	-	-	850,000,000	8,500	(8,500)	-	-	-	-
Related party gain on Thiago Moura settlement	-	-	-	-	-	-	-	-	-	-	20,000,000	-	-	-	20,000,000
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	225,000	-	-	-	225,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(17,076,996)	(17,076,996)

Balance - September 30, 2025	7,000,000	$70	335,445	$3	2,521	$-	100,000	$1	48,262,426,743	$482,624	$142,973,294	$-	$-	$(125,890,293)	$17,565,699

Balance - January 1, 2026	7,000,000	$70	335,445	$3	2,301	$-	100,000	$1	53,618,782,943	$536,188	$131,203,533	$200,000	$-	$(134,810,209)	$(2,870,414)

Stock issued for:
Accrued expenses	-	-	-	-	-	-	-	-	125,000,000	1,250	18,750	-	-	-	20,000
Cash for stock to be issued	-	-	-	-	-	-	-	-	-	-	-	510,000	-	-	510,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	4,500,000,000	45,000	1,105,000	-	-	-	1,150,000
Conversion of convertible notes for stock to be issued (issued in January 2026)	-	-	-	-	-	-	-	-	1,000,000,000	10,000	190,000	(200,000)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	956,620	-	-	-	956,620
Stock-based compensation - options	-	-	-	-	-	-	-	-	-	-	300,000	-	-	-	300,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,963,276)	(2,963,276)

Balance - March 31, 2026	7,000,000	$70	335,445	$3	2,301	$-	100,000	$1	59,243,782,943	$592,438	$133,773,903	$510,000	$-	$(137,773,485)	$(2,897,070)

Stock issued for:
Services rendered for stock to be issued	-	-	-	-	-	-	-	-	-	-	-	107,500	-	-	107,500
Cash for stock to be issued	-	-	-	-	-	-	-	-	-	-	-	345,000	-	-	345,000
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,502,549,714	25,025	617,628	-	-	-	642,653
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	757,518	-	-	-	757,518
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,548,990)	(1,548,990)

Balance - June 30, 2026	7,000,000	$70	335,445	$3	2,301	$-	100,000	$1	61,746,332,657	$617,463	$135,149,049	$962,500	$-	$(139,322,475)	$(2,593,389)

Stock issued for:
Services rendered previously classified as stock to be issued	-	-	-	-	-	-	-	-	175,000,000	1,750	15,750	(17,500)	-	-	-
Services rendered	-	-	-	-	-	-	-	-	75,000,000	750	9,750	-	-	-	10,500
Conversion of convertible notes	-	-	-	-	-	-	-	-	2,039,285,714	20,393	387,464	-	-	-	407,857
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	112,500	-	-	-	112,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,309,225)	(1,309,225)

Balance - September 30, 2026	7,000,000	$70	335,445	$3	2,301	$-	100,000	$1	64,035,618,371	$640,356	$135,674,513	$945,000	$-	$(140,631,700)	$(3,371,757)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAP REAL ESTATE TECHNOLOGIES, INC.

(FORMERLY HUMBL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	SEPTEMBER 30,	SEPTEMBER 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(5,821,491)	$(7,053,580)
Adjustments to reconcile net loss to net cash used in operating activities
One-time interest earned on note receivable	(12,500)	-
Settlement	-	450,000
Loss on extinguishment of debt in note amendments	-	31,298
Loss on exchange of investment	619,528	-
Loss on conversion of convertible notes payable	720,726	1,258,172
Fee added to convertible notes	22,678	727,510
Interest expense recorded for discounts	-	539,817
Amortization of debt discounts	963,373	489,641
Loss on investee	-	846,140
Obligation to issue common shares for services rendered	90,000	-
Loss on settlement	-	1,621,171
Loss on investment in TAP HoldCo	-	13,303,179
Stock-based compensation	2,154,638	3,094,860
Gain on disposal of HUMBL.com	-	(16,835,929)
Derivative expense	788,504	638,397
Change in fair value of derivative liability	(596,390)	(192,236)
Changes in assets and liabilities, net of acquired amounts
Prepaid expenses and other current assets	(15,937)	-
Accounts payable - related party	410,103	51,570
Accounts payable and accrued expenses	(43,242)	(517,556)
Total adjustments	5,101,481	5,506,034

Net cash used in operating activities of continuing operations	(720,010)	(1,547,546)
Net cash provided by operating activities of discontinued operations	-	231
Net cash used in operating activities	(720,010)	(1,547,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for license fees - related party	(700,000)	-
Cash paid in note receivable	(125,000)	-
Proceeds received from note receivable	20,000	-
Cash paid in option deposit	(250,000)	-
Cash received in acquisition by TAP Inc.	-	2,000,000

Net cash (used in) provided by investing activities	(1,055,000)	2,000,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	-	12,000
Payments of related party notes payable	-	(404,711)
Repayment of notes payable	-	(750,000)
Proceeds from sales of common stock and common stock to be issued	855,000	-
Proceeds from convertible notes payable	855,000	675,000
Net cash provided by (used in) financing activities	1,710,000	(467,711)

NET (DECREASE) IN CASH	(65,010)	(15,026)

CASH - BEGINNING OF PERIOD	126,066	20,487

CASH - END OF PERIOD	$61,056	$5,461

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$5,938

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$-	$41,215
Common shares issued in settlement of accrued expenses	$20,000	$1,380,000
Investment in Alpenhaus paid for by transferring option deposit	$250,000	$-
Accrued interest converted into convertible notes payable	$-	$12,300
Settlement with Thiago Moura for liability to issue shares in FinCapital transaction	$-	$20,000,000
Discount recorded on convertible notes classified as derivative liabilities	$502,679	$-
Reclassification from convertible notes payable - related parties to convertible notes payable	$150,000	$-
Deemed dividend	$-	$860,579
Conversion of convertible notes payable, derivative liability and accrued interest for common stock	$-	$2,800,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAP  REAL ESTATE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Strategic Focus on Blockchain-Enabled Real Estate

The Company is actively evaluating a pipeline of residential, commercial, and hospitality real estate opportunities for potential fractional or full contribution to its balance sheet, alongside select tokenization opportunities to be offered through the TAP Invest platform.

Property evaluations are being conducted with a disciplined focus on asset quality, cash-flow durability, jurisdictional suitability, and long-term value creation. The Company will monitor U.S. regulatory developments and assess each opportunity under applicable law; tokenization alone does not assure yield, liquidity, or ownership rights.

A Public Company Model for the Next Era of U.S. Real Estate

In support of its strategy, TAP Real Estate entered into a licensing agreement with TAP, Inc., a private technology company headquartered in Salt Lake City, Utah. TAP, Inc. was acquired by Fintech Media Group, PBC in July 2026 and all references herein to TAP Inc. or TAP Inc. HoldCo prior to this date are still relevant disclosures for historical context. Future transactions including the value of the investment on the consolidated balance sheet will now be reflected as Fintech Media Group, PBC (“FTMG”). TAP, Inc. is a subsidiary of FTMG. The agreement grants TAP Real Estate the right to utilize certain proprietary TAP Platform technologies and intellectual property for real estate-related applications.

The licensed platform includes TAP Registry, TAP Invest, TAP Pay, TAP Wallet, MyHomeCloud™, MyPropertyCloud™, and related APIs, dashboards, workflows, data structures, and authorized integrations. These components are intended to support property and ownership records, investor onboarding and administration, property workflows, transaction administration, and reporting.

The Company’s business model is designed to combine the access, transparency, and reporting framework of a publicly held real estate company with licensed technology infrastructure developed to support digital asset management, real estate transactions, investor participation, and blockchain-enabled ownership structures. The Company intends to pursue both selective ownership and management of real estate assets and fee-based technology and administration services for third-party property owners and operators.

Under this model, TAP Real Estate intends to acquire, hold, operate, and manage select real estate assets while utilizing the licensed TAP technology infrastructure to support property administration, digital recordkeeping, investor onboarding, tokenization, compliant issuance, distributions, and lifecycle management.

For each potential transaction, the Company expects to define the issuer, investor rights, authoritative ownership records, offering path, transfer controls, and ongoing servicing before any token issuance. A digital record does not by itself establish title to real property or determine the rights of an investor. As of October 2026, SEC staff’s January statement on tokenized securities is nonbinding, and the Commission’s September order provides temporary, conditional relief for certain venues trading tokenized NMS stocks; neither establishes a general framework for hotel interests. Any real estate tokenization or securities offering will require transaction-specific legal analysis and compliance with applicable requirements.

In July 2026, the Company launched TAPRealEstate.com and MyHomeCloud™ as foundational components of this strategy. TAPRealEstate.com serves as the public-facing platform for the Company’s real estate technology ecosystem, while MyHomeCloud™ provides homeowners with a digital platform for organizing and managing important property information. The Company believes these products expand its addressable market beyond real estate investment and tokenization by establishing direct technology offerings for homeowners, property operators, and other participants in the residential real estate ecosystem.

On September 9, 2026, TAP Real Estate Technologies, Inc. entered into a one-year Technology Services Agreement with Alpenhaus Resort, LLC, owner of Zermatt Resort in Midway, Utah. Under the agreement, TAP Real Estate will provide the TAP Platform and related technology and administration services for the Resort. The Platform includes TAP Registry, TAP Invest, TAP Pay, TAP Wallet, MyHomeCloud™, MyPropertyCloud™, and related APIs, dashboards, workflows, data structures, and authorized integrations. TAP Real Estate’s role is limited to technology and administration; Alpenhaus retains authority over the Resort and its operations. Any tokenization project, securities offering, token issuance, or related capital transaction would require a separate definitive agreement and, where required, appropriately licensed providers.

The agreement provides for a one-time platform access and implementation fee of $60,000, which has been received by the Company, and a recurring technology services fee of $6,000 per month during the initial one-year term.

TAP Technology Platform: A Patented Rail System for Real Estate Transactions

The TAP Platform products that have been licensed by TAP Real Estate, specifically for tokenized real estate listings, includes:

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

As of September 30, 2026, we had $61,056 in cash.

We had a working capital deficit of $4,071,757 and $2,870,414 as of September 30, 2026 and December 31, 2025, respectively. The majority of our current liabilities are in the form of notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital deficit is the direct result of proceeds received from convertible notes payable, changes in derivative liability, accrued interest and accrued expenses in the nine months ended September 30, 2026. A significant portion of the investment in TAP Holdco received in February 2025 was exchanged for Series C Preferred shares in August 2025. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $720,010 and $1,547,315 for the nine months ended September 30, 2026 and 2025, respectively. The $827,305 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2025 to 2026, such as the gain on sale of HUMBL.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the nine months ended September 30, 2026 and 2025 other than the balance of the proceeds received from TAP for the sale of HUMBL.com and related assets in the amount of $2,000,000 in 2025, and the deposit paid on an option for $250,000 which was later exchanged for the investment in Alpenhaus, $125,000 in cash paid under a note receivable, in which $20,000 was repaid and $700,000 in cash paid for license fees in 2026.

Cash provided by financing activities was $1,710,000 for the nine months ended September 30, 2026 and cash used in financing activities was $467,711 for the nine months ended September 30, 2025, respectively. In 2026, the Company raised $855,000 from the proceeds from convertible notes payable, and $855,000 from proceeds for the sale of common stock for which the shares have not been issued as of September 30, 2026. In 2025, we raised $675,000 from proceeds of convertible notes payable and $12,000 from related party notes payable and repaid $750,000 in notes payable and $404,711 in related party notes payable.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies only relate to the Company’s operations post-December 2, 2024 (see Note 3).

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

Assets and liabilities of a component classified as held for sale are presented separately in the consolidated balance sheets when the criteria for held-for-sale classification are met. These criteria include management’s commitment to a plan to sell, the availability of the assets for immediate sale in its present condition, and the probability that the sale will be completed within one year.

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

Reclassification

The Company has reclassified certain amounts in the 2025 financial statements to comply with the 2026 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the nine months ended September 30, 2025.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company held no cash equivalents as of September 30, 2026 and December 31, 2025, respectively. The Company has at times maintained cash balances in excess of the FDIC insured limit at a single bank.

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

Fixed assets and intangible assets with finite useful lives are stated at cost less accumulated amortization and impairment. Indefinite-lived intangible assets, such as digital currency, are valued at cost and reviewed for indicators of impairment at least annually, or more depending on circumstances.

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

Revenue Recognition

Prior to December 2, 2024, the Company accounted for revenues based on the verticals in which they were earned: HUMBL Mobile Wallet, HUMBL Marketplace, HUMBL Blockchain Services, HUMBL Search Engine, HUMBL Tickets, as well as all merchandise sales and service revenues. As a result of the sale of the HUMBL assets, all such revenues were reclassified to discontinued operations.

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue from Contracts with Customers,” by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes coupons and discounts. The Company constrains revenue by considering factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on evidence of collectability between the Company and its customers.

Revenue from the Technology Services Agreement referenced below is either recognized at a point in time or over time, depending on the service rendered.

The Company applies the ASC 606 five-step model:

1.	Identify the contract with a customer: Established when an order is placed and payment terms are set.
2.	Identify performance obligations: Usually a single obligation—delivery of service, or over time based on the contractual period.
3.	Determine the transaction price: Based on expected consideration.
4.	Allocate the transaction price: For multiple obligations, allocation is based on relative standalone selling prices.
5.	Recognize revenue: Product sales are recognized at a point in time; or recognized over time based on the service rendered.

Contracts generally do not include variable consideration; if present, it is estimated and included only if a significant reversal is not probable. Revenue is recognized only when collectability is probable. Contract modifications are accounted for as separate contracts or as part of the existing contract, depending on their nature.

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Revenue:
Technology services*	$60,000	$-
MyHomeCloud™	982	-
Total Revenue	$60,982	$-

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Revenue:
Technology services*	$60,000	$-
MyHomeCloud™	982	-
Total Revenue	$60,982	$-

*	Pursuant to the Technology Services Agreement entered into on September 9, 2026 with Alpenhaus Resort, LLC for the use of the TAP platform. Alpenhaus Resort, LLC represented approximately 98% of the total revenue for the nine and three months ended September 30, 2026.

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

Fair Value of Financial Instruments

ASC 825 Financial Instruments requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments: The carrying amount of cash, notes receivable, accounts payable and accrued liabilities, and amounts payable to related parties, approximate fair value because of the short-term maturity of those instruments. The Company’s investments in FTMG and Alpenhaus Resort, LLC are measured at cost, less impairment, adjusted for observable price changes in orderly transactions involving identical or similar investments of the same issuer. See Note 4 for further discussion.

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

Net income (loss) attributable to common shareholders is adjusted for preferred dividends, if any. Deemed dividends represent adjustments to income available to common shareholders that arise from transactions with holders of the Company’s preferred stock or other equity instruments that are not reflected in net income but are treated as a return to, or distribution from, equity holders.

Deemed dividends may include, but are not limited to, (i) incremental value transferred to holders of preferred stock in connection with modifications or extinguishments of such instruments, and (ii) accretion of discounts on redeemable preferred stock to their redemption value when such accretion is treated as a dividend to preferred shareholders. These amounts are recorded as a reduction to retained earnings (or, in the absence of retained earnings, as an adjustment to additional paid-in capital) and reduce income available to common shareholders in the calculation of basic and diluted EPS. In the nine months ended September 30, 2025, the Company recorded a deemed dividend of $860,579 related to equity-to-equity exchanges.

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

The Company uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period.

The Company accounts for derivative liabilities in accordance with ASC 815 for their convertible instruments.

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

Level 3 inputs are unobservable inputs for the asset or liability and are used when observable market data is not available. The Company’s Level 3 derivative liabilities are valued under ASC 820 using the Black-Scholes model with significant unobservable inputs.

The fair value of Level 3 derivative liabilities is estimated using valuation techniques that incorporate significant unobservable inputs and reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company applies a combination of valuation approaches, including the market approach, income approach, and, when applicable, the cost approach, depending on the nature of the financial instrument and the availability of relevant information.

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

The determination of fair value for Level 3 derivative liabilities requires significant management judgment. The Company calibrates its valuation techniques to transaction prices, when available, and periodically evaluates and updates key assumptions to reflect current market conditions and specific investment performance. Changes in valuation techniques or significant increases or decreases in unobservable inputs may result in materially different fair value measurements.

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

Given the inherent uncertainty associated with the use of unobservable inputs, the estimated fair values of Level 3 derivative liabilities may differ materially from the values that would have been used had an active market existed for such derivative liabilities.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	Level 1	Level 2	Level 3
September 30, 2026
Derivative liabilities	$-	$-	$1,258,755

December 31, 2025
Derivative liabilities	$-	$-	$1,400,996

See Note 11 for details on the Level 3 changes for derivative liabilities.

Non-Equity Method Equity Securities

The Company holds investments in equity securities that are accounted for in accordance with ASC 321. These investments consist of equity interests in privately held entities over which the Company does not have a controlling financial interest or significant influence.

Equity securities with readily determinable fair values are measured at fair value at each reporting date, with unrealized gains and losses recognized in earnings.

For equity securities without readily determinable fair values, the Company has elected the measurement alternative in accordance with ASC 321-10-35. Under this alternative, investments are carried at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, less impairment, if any. Currently, all of the Company’s investments are treated under the measurement alternative. When the Company’s ownership in TAP HoldCo was exchanged for shares in FTMG, the value of the shares decreased as a result of the exchange ratio, from $1,229,510 to $609,982 representing a loss on exchange of $619,528.

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

The Company ceased applying the equity method to its investment through TAP HoldCo upon losing significant influence and Management concluded consolidation was not required under the variable interest entity or voting interest models in ASC 810-10. As a result, the Company no longer will include the share of gains and losses of the investee and now will reflect the investment as a non-equity method equity security as discussed above.

In addition, as reflected in Note 4, the Company holds a 2% membership interest in Alpenhaus Resort, LLC (“Alpenhaus”) valued at $250,000, and the Company lacks control or significant influence over Alpenhaus and the investment is accounted for under the ASC 321-10-35-2 measurement alternative, given the absence of a readily determinable fair value. The Company acquired the 2% interest on September 9, 2026 and there have been no factors of impairment on the investment through September 30, 2026. The Company does not have any voting or operational and financing control over Alpenhaus and Alpenhaus is not considered a variable interest entity under ASC 810-10 and Management has concluded no consolidation is necessary.

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

Segment Reporting

The Company accounts for its segment reporting under ASC 280, and operates as a single reportable segment. The chief operating decision maker is the Company’s chief financial officer who assesses performance based on total revenue, expenses, cash flows, and progress made in the Company’s ongoing development efforts. The Company determined that the required information is presented within the consolidated financial statements and footnote disclosures herein.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose specified costs and expenses, including employee compensation, depreciation, and intangible asset amortization, included in relevant expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, which clarified that the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

NOTE 3: DISCONTINUED OPERATIONS

HUMBL.com

Effective December 2, 2024, the Company entered into an Asset Purchase Agreement with TAP to sell its assets to TAP as discussed in Note 4. The Company received $3,037,500 in cash and debt cancellation and an investment in HoldCo in the amount of $17,000,000 for a total purchase price of $20,037,500. The operations of HUMBL.com, which includes the operations of the HUMBL Chile division for the nine months ended September 30, 2025 are reflected in discontinued operations.

The Company reclassified the following operations to discontinued operations for the nine months ended September 30, 2025.

Revenue	$-
Operating expenses	(36,344)

Net gain from discontinued operations	$(36,344)

The Company reflected the following gain on disposal for the nine months ended September 30, 2025 related to the sale of HUMBL.com, which includes the ownership of HoldCo (the entire gain on disposal occurred in the nine months ended September 30, 2025):

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

Fintech Media Group, PBC

On December 2, 2024, following execution of the Stock Purchase Agreement, the Company entered into an Asset Purchase Agreement with TAP, Inc. (formerly WSCG, Inc.) and HoldCo. Pursuant to the Asset Purchase Agreement, the Company sold all of its assets to TAP. In consideration for the purchase of the Company’s assets, TAP agreed to: (a) pay the Company $3,037,500; (b) issue 2,455,556 shares of TAP Class B Common Stock to HoldCo; and (c) grant 24,555,556 membership units of HoldCo to the Company (the “HoldCo Units”). Of the $3,037,500 payable in cash to the Company, $500,000 was previously paid in cash by TAP to the Company prior to the closing date, and $537,500 of indebtedness previously funded to the Company by affiliates of TAP was cancelled. The remaining $2,000,000 of the cash purchase price was paid by TAP on April 1, 2025. The value of the HoldCo Units held by the Company at the time of the acquisition by TAP was $17,000,000 based on the percentage that HoldCo owns in TAP based on the last valuation of TAP. The Company agreed that TAP would not contribute any real estate assets and TAP would be solely a technology company in exchange for a larger percentage of TAP owned by the Company through HoldCo. The Company considers TAP and TAP HoldCo related parties as they share common directors.

The HoldCo Units represented at the time approximately 48.6% of the outstanding equity in TAP. Upon transfer of the HoldCo Units, the Company owned 100% of HoldCo. Through August 6, 2025, the Company accounted for the 48.6% interest in TAP as an indirect equity method investment. Upon the exchanges noted below, as of August 7, 2025, the Company began treating the interest in TAP as a cost method investment, as opposed to an equity method investment. On July 20, 2026, the Company’s shares in TAP HoldCo were exchanged for shares in FTMG, which based on the exchange ratio resulted in a loss on exchange of $619,528. The Company continues to account for its investment under the ASC 321-10-35-2 measurement alternative.

The carrying amount of the investment as of September 30, 2026 is $609,982 calculated as follows:

Balance – January 1, 2026	$1,229,510
Observable price changes in orderly transactions	-
Loss on exchange	(619,528)
Balance – September 30, 2026	$609,982

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

For the period February 27, 2025 through September 30, 2026, there have been no indicators of impairment identified. The $619,528 loss on exchange referenced above related to the valuation change in the exchange ratio when TAP was acquired by FTMG.

For the period February 27, 2025 through September 30, 2025, the Company recognized a loss on investee of $846,140.

Alpenhaus

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

On September 9, 2026, the Company entered into a Subscription Agreement with Alpenhaus, and pursuant to the Subscription Agreement, assigned the Option to Alpenhaus for a 2% membership interest in Alpenhaus – the entity that purchased the Zermatt Resort. The Option was originally acquired pursuant to the Option Agreement dated March 24, 2026 for $250,000.

In accounting for the exchange, the Company applied the guidance in ASC 610-20-32-4 and ASC 606-10-32-21 through 32-24. In accordance with ASC 606-10-32-22, when the fair value of noncash consideration received cannot be reasonably estimated, an entity may indirectly measure such consideration by reference to the standalone selling price of the asset or service transferred. Accordingly, because management determined that the fair value of the Alpenhaus units received could not be reasonably estimated, the Company measured the transaction indirectly using the estimated standalone selling price of the Option surrendered.

Management determined that the Option’s estimated standalone selling price was $250,000, based on the contractual consideration originally paid to acquire the Option pursuant to the March 24, 2026 Option Agreement. Management considered the original contractual purchase price to be the most directly observable and supportable evidence of the Option’s standalone selling price.

The carrying value of the Option immediately prior to the exchange was $250,000. Accordingly, because the estimated standalone selling price used to measure the exchange equaled the Option’s carrying value, the transaction resulted in no gain or loss on the exchange.

The Company evaluates impairment indicators at each reporting period under ASC 321-10-35-3 and considers observable price changes under the measurement alternative. No such indicators were identified during the period ended September 30, 2026, and thus no impairment is necessary.

The carrying amount of the investment as of September 30, 2026 is $250,000 calculated as follows:

Balance – January 1, 2026	$-
Exchange of option for investment – September 9, 2026	250,000
Observable price changes in orderly transactions	-
Impairment	-
Balance – September 30, 2026	$250,000

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

NOTE 6: LICENSE AGREEMENT

On December 30, 2025, the Company and TAP, Inc. (“Licensor”) entered into a license agreement (“License Agreement”), whereby the Company was granted by the Licensor, a worldwide license to use the Intangible Property Rights (as defined in the License Agreement) in connection with the business of real estate tokenization around the world. The initial term of the License Agreement was 90 days but was extended until June 30, 2026. The initial license fee was $0 until the Company and the Licensor agreed to an appropriate fee.

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

Interest expense for the nine months ended September 30, 2025 was $6,058.

The Company received $12,000 at 6% interest from a trust related to a director of the Company on January 21, 2025.

All of the notes listed above were repaid in April 2025.

NOTE 9: CONVERTIBLE PROMISSORY NOTES

The Company entered into convertible notes payable as follows as of September 30, 2026 and December 31, 2025. The chart below does not include convertible notes payable that were fully repaid or converted as of December 31, 2025. Refer to the Form 10-K for the year ended December 31, 2025 filed March 31, 2026 for a full description of those notes:

	September 30, 2026	December 31, 2025

Convertible note payable entered into December 19, 2023, with a maturity date of December 19, 2024, one time interest charge assessed upon issuance; note is in default and a $242,000 default fee was added to the note in March 2025. This note was amended May 16, 2025.	$484,000	$484,000

Convertible note payable entered into March 13, 2024, with a maturity date of March 13, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	266,200

Convertible note payable entered into March 26, 2024, with a maturity date of March 26, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	266,200

Convertible note payable entered into April 2, 2024, with a maturity date of April 2, 2025, one time interest charge assessed upon issuance; note is in default and a $133,100 default fee was added to the note in March 2025. This note was amended May 16, 2025.	266,200	266,200

Convertible note payable entered into April 23, 2024, with a maturity date of October 22, 2025, at 10% interest per annum. This note was amended May 16, 2025 and $12,300 of interest accrued was added to the principal amount of the note.	135,300	135,300

Convertible note payable entered into May 22, 2024, with a maturity date of November 22, 2025, at 10% interest per annum. This note was amended May 16, 2025.	123,000	123,000

Convertible note payable entered into March 14, 2025, with a maturity date of March 14, 2026, one time interest charge assessed upon issuance of $55,000. Note was for $605,000. Conversions of $238,000 occurred in 2025 and conversions of $367,000 occurred in the nine months ended September 30, 2026. This note has been fully converted as of September 30, 2026.	-	367,000

Convertible note payable entered into October 14, 2025, with a maturity date of October 14, 2026. A $2,000 one-time interest fee was added to the note. This note was converted in April 2026.	-	35,000

Convertible note payable entered into November 10, 2025, with a maturity date of November 10, 2026, at 10% interest per annum.	27,500	27,500

Convertible note payable entered into November 10, 2025, with a maturity date of November 10, 2026, at 10% interest per annum.	27,500	27,500

Convertible note payable entered into November 21, 2025, with a maturity date of November 21, 2026. A $2,750 one-time interest fee was added to the note. This note was converted in the nine months ended September 30, 2026.	-	30,250

Convertible note payable entered into December 29, 2025, with a maturity date of December 29, 2026, at 10% interest per annum.	550,000	175,000

Convertible note payable entered into January 19, 2026, with a maturity date of January 19, 2027, at 10% interest per annum.	275,000	-

Convertible note payable entered into January 20, 2026, with a maturity date of January 20, 2027, at 10% interest per annum.	22,000	-

Convertible note payable entered into January 20, 2026, with a maturity date of January 20, 2027, at 10% interest per annum.	11,000	-

Convertible note payable entered into March 26, 2026, with a maturity date of March 26, 2027. A $5,500 one-time interest fee was added to the note. This note was fully converted during the nine months ended September 30, 2026.	-	-

Convertible note payable entered into May 14, 2026, with a maturity date of May 14, 2027. A $16,500 one-time interest fee was added to the note.	181,500	-

Subtotal	2,635,400	2,203,150
Less: Current portion	(2,278,696)	(1,433,073)
Less: Discounts	(356,704)	(770,077)
Long-term debt	$-	$-

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

On March 14, 2025, the Company issued a $550,000 Convertible Promissory Note to Quail Hollow Capital, LLC. The purchase price for the Note was $500,000. An original issue discount of $50,000 on the note, and $555,000 in debt discount on the note was included in the initial principal balance as well as a one-time interest charge of $55,000. The Note is due in 12 months from the issuance date, bears an interest charge of 10% and is convertible into Company common stock at the lower of: (a) $0.0006; and (b) 70% of the lowest closing trade price of the Common Stock in the ten (10) trading days immediately preceding the applicable conversion date. The Company received $500,000 in net proceeds in connection with this transaction. This note was fully converted as of September 30, 2026.

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

On November 10, 2025, the Company entered into two separate note agreements each in the amount of $27,500 and each carry an OID in the amount of $2,500. The Company received cash proceeds of $25,000 for each of the two notes. These notes mature on November 10, 2026 and bear interest at 10% per annum. The notes are not convertible for a six month period from the November 10, 2025 date. The remaining value of each of the notes was considered a debt discount and is being amortized over the life of the note. As of September 30, 2026, $3,229 of discount remains unamortized on each of these notes, and the derivative liability on each of these notes as of September 30, 2026 is $30,360.

On November 21, 2025, the Company entered into a note agreement in the amount of $27,500 which carries an OID in the amount of $2,500. A $2,750 one-time interest charge was added to this note. The Company received cash proceeds of $25,000 for the note. This note matures on November 21, 2026. No other interest will accrue until the occurrence of an Event of Default as defined in the agreement. This note was fully converted as of September 30, 2026.

On December 29, 2025, the Company entered into a note agreement in the amount of $550,000 which carries an OID in the amount of $50,000 with an investor as part of the rebranding discussed in Note 1. The Company received/will receive cash proceeds under this note of $125,000 on or before December 31, 2025 (received); $125,000 on or before January 15, 2026; and $250,000 on or before February 1, 2026. All proceeds due in 2026 have been received. This note matures on December 29, 2026 and bears interest at 10% per annum. The note is not convertible for a six month period from the December 29, 2025 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of September 30, 2026, $139,206 of discount remains unamortized on this note, and the derivative liability on this note as of September 30, 2026 is $599,720.

On January 19, 2026, the Company entered into a note agreement in the amount of $275,000 and carries an OID in the amount of $25,000. The Company received cash proceeds of $250,000 from this note. This note matures on January 19, 2027 and bear interest at 10% per annum. The note is not convertible for a six month period from the January 19, 2026 date. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of September 30, 2026, $86,552 of discount remains unamortized on this note, and the derivative liability on this note as of September 30, 2026 is $298,256.

On January 20, 2026, the Company entered into two separate note agreements each in the amount of $22,000 and $11,000, respectively and each carry an OID in the amount of $2,000 and $1,000, respectively. The Company received cash proceeds of $20,000 and $10,000 on these notes, respectively. These notes mature on January 20, 2027 and bear interest at 10% per annum. The notes are not convertible for a six month period from the January 20, 2026 date. The remaining value of each of the notes was considered a debt discount and is being amortized over the life of the note. As of September 30, 2026, $6,986 and $3,493 of discount remains unamortized on each of these notes, and the derivative liability on each of these notes as of September 30, 2026 is $23,854 and $11,927, respectively.

On March 26, 2026, the Company issued a $55,000 Convertible Promissory Note to Red Rock Development Group, LLC maturing March 26, 2027. A $5,500 one-time interest charge was added to this note. The note carries an OID of $5,000. The Company received $50,000 for this note. As of September 30, 2026, this note has been fully converted.

On May 14, 2026, the Company issued a $165,000 Convertible Promissory Note to Willow Creek Capital Holdings, LLC maturing May 14, 2027. A $16,500 one-time interest charge was added to this note. The note carries a discount of $181,500. The Company received $150,000 for this note. The remaining value of the note was considered a debt discount and is being amortized over the life of the note. As of September 30, 2026, $114,010 of discount remains unamortized on this note, and the derivative liability on this note as of September 30, 2026 is $264,278.

All of the convertible promissory notes as of September 30, 2026 are due in the next fiscal year, and therefore are current.

The Company evaluated the terms of the convertible notes and determined that there were derivative liabilities on the notes eligible to convert as there were discounted conversion prices, which is a variable percentage to market.

Interest expense for the nine months ended September 30, 2026 and 2025 was $85,994 and $20,312, respectively. Amortization of debt discount, and original issue discount was $963,373 and $489,641 for the nine months ended September 30, 2026 and 2025, respectively. Accrued interest at September 30, 2026 and December 31, 2025 was $260,596 and $174,601, respectively. A total of $32,495 of accrued interest was converted along with some of the convertible notes payable in the nine months ended September 30, 2025.

The Company recognized a loss on conversion of notes of $720,726 and $1,258,172 for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 10: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company issued convertible notes payable – related parties as follows as of September 30, 2026 and December 31, 2025. The chart below does not include convertible notes payable – related parties that were repaid or converted during 2025. Refer to the Form 10-K for the year ended December 31, 2025 filed March 31, 2026 for a full description of those notes:

	September 30, 2026	December 31, 2025
Monster Creative purchase – June 30, 2021	$71,830	$221,830
Less: Current portion	(71,830)	(221,830)
Long-term debt	$-	$-

The convertible promissory notes – related parties are in default and reflected in current liabilities as of September 30, 2026 and December 31, 2025.

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

On April 3, 2026, $150,000 of the remaining note payable with Phantom Power, LLC was sold to Red Rock Development Group, LLC. On April 6, 2026, $75,000 of this note was converted into 1,071,428,571 shares of common stock. On June 8, 2026, the remaining $75,000 plus accrued interest was converted into 1,081,121,143 shares of common stock.

The Company evaluated the terms of the convertible notes and determined that there were no terms that would necessitate the recognition of any derivative liabilities.

Interest expense for the nine months ended September 30, 2026 and 2025 was $6,405 and $14,529, respectively.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2026. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model. The following assumptions were used for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Inception
Expected term	0.01 - 1.00 years	1.00 years
Expected volatility	210- 334%	358% – 390%
Expected dividend yield	-	-
Risk-free interest rate	3.44 – 4.33%	3.48 – 4.15%
Market price	$0.0001 – $0.0003	$0.0001 - $0.0003

	Nine Months Ended September 30, 2025	Inception
Expected term	0.25 years	0.75 – 1.00 years
Expected volatility	374%	120% – 125%
Expected dividend yield	-	-
Risk-free interest rate	4.01%	4.85%
Market price	$0.0002 – $0.001	$0.0078 - $0.013

	Year Ended December 31, 2025	Inception
Expected term	0.21 - 1.00 years	1.00 years
Expected volatility	358%	358% – 390%
Expected dividend yield	-	-
Risk-free interest rate	3.67%	3.48 – 4.15%
Market price	$0.0002 – $0.001	$0.0001 - $0.0003

Activity related to the derivative liabilities for the periods ended September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Beginning balances	$1,400,996	$338,986
Recognition of derivative liability on conversion options of notes	461,517	1,127,825
Derivative expense	788,504	1,115,146
Conversion of note payable	(795,872)	(1,058,487)
Change in fair value of derivative liabilities	(596,390)	(122,474)
Ending balances	$1,258,755	$1,400,996

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company has 10,000,000 shares of Preferred Stock authorized, designated as follows: 7,000,000 shares of Series A Preferred Stock authorized, 570,000 shares of Series B Preferred Stock, 20,000 shares of Series C Preferred Stock, and 250,000 shares of Series D Preferred Stock authorized. All shares of preferred stock have a par value of $0.00001. The remaining preferred shares are undesignated.

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

During the nine months ended September 30, 2026 and 2025, there were 0 and 13,646 shares converted of Series B Preferred Stock, respectively.

As of September 30, 2026, the Company has 335,445 shares of Series B Preferred Stock issued and outstanding.

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

During the nine months ended September 30, 2025, there were 955 shares of Series C Preferred Stock exchanged into 3,985,000,000 shares of common stock. In addition, 30 shares of Series C Preferred Stock were issued in an exchange of warrants for common stock. The Company reflected as a deemed dividend in the consolidated financial statements the value of the Series C Preferred Stock. In addition, in July and August 2025, 8,904 shares of Series C Preferred Stock were surrendered in an exchange of units held in TAP HoldCo, which resulted in a $14,000,000 loss on that investment.

As of September 30, 2026, there are 2,301 shares of Series C Preferred Stock issued and outstanding.

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

Common Stock

The Company has 85,000,000,000 shares of common stock, par value $0.00001, authorized as of May 21, 2025, increased from 50,000,000,000. The Company has 64,035,618,371 and 53,618,782,943 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. On May 26, 2023, the Board of Directors agreed to increase the number of common shares authorized from 7,450,000,000 shares to 12,500,000,000 shares. The stockholders approved this action on May 29, 2023. This action became effective on July 27, 2023. On January 26, 2024, the Board of Directors agreed to increase the authorized common shares to 22,500,000,000 shares. On October 1, 2024, the Company increased its authorized common shares to 50,000,000,000 shares pursuant to the Definitive 14C filed in September 2024. On May 21, 2025, the Company increased its authorized common shares to 85,000,000,000 pursuant to the Definitive 14C filed April 30, 2025.

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

In the three months ended June 30, 2025, the Company: issued (a) 937,598,591 shares for conversion of notes payable and accrued interest valued at $281,280 that includes a loss on conversion of these shares in the amount of $176,541; (b) 985,000,000 shares of common stock in exchange of 197 Series C Preferred shares, and the Company recorded $98,500 as a deemed dividend; (c) 136,460,000 shares of common stock in conversion of Series B Preferred shares for 13,646 shares of Series B Preferred shares; (d) 1,500,000,000 shares of common stock in a settlement valued at $450,000; and (e) 666,666,666 shares of common stock originally valued at $200,000 to two of the principals of Multicortex as required under the Joint Venture Agreement, however, this agreement was terminated July 21, 2025 and thus has no economic value. The shares were cancelled in the quarter ended September 30, 2025.

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

In the three months ended September 30, 2026, the Company: issued 250,000,000 shares of common stock for services valued at $28,000 of which 175,000,000 of these shares were reflected as common stock to be issued as of June 30, 2026, and 2,039,285,714 shares of common stock in conversion of convertible notes payable of $407,857 that includes a loss on conversion of these shares in the amount of $1,505.

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

Warrants

There were 2,250,000,000 and 0 warrants issued in 2026 and 2025.

During the nine months ended September 30, 2026 and 2025, 25,000,000 and 81,000,000 warrants were exchanged or expired.

The following represents a summary of the warrants:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,578,000,000	$0.01908	1,733,509,804	$0.0206
Granted	2,250,000,000	0.00001	-	-
Exercised	-	-	-	-
Forfeited/Exchanged	-	-	(75,000,000)	-
Expired	(25,000,000)	-	(6,000,000)	-
Ending balance	3,803,000,000	$0.00194	1,652,509,804	$0.01887
Intrinsic value of warrants	$427,500		$-
Weighted Average Remaining Contractual Life (Years)	3.44		2.49

As of September 30, 2026, 3,803,000,000 warrants are vested.

For the nine months ended September 30, 2026 and 2025, the Company incurred stock-based compensation expense of $1,826,638 and $2,869,860, respectively for the warrants in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the black-scholes calculation using the assumptions reflected in the chart below for both the service-based grants and the performance-based grants. There remains $112,500 in stock-based expense related to the warrants that will be expensed through December 31, 2026.

Options

As of September 30, 2026 and 2025, 4,878,660,000 and 1,878,660,000 options are exercisable.

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,878,660,000	$0.0003	3,660,000	$0.0983
Granted	3,000,000,000	0.0001	1,875,000,000	0.00012
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	4,878,660,000	$0.0002	1,878,660,000	$0.0003
Intrinsic value of options	$450,000		$150,000
Weighted Average Remaining Contractual Life (Years)	9.19		9.94

For the nine months ended September 30, 2026 and 2025, the Company incurred stock-based compensation expense of $300,000 and $225,000, respectively for the options in accordance with ASC 718-10-50-1 and ASC 718-10-50-2. The fair value of the grants was calculated based on the Black-Scholes calculation using the assumptions reflected in the chart below for the service-based grants.

In September 2025, the Company granted 1,875,000,000 stock options to their three directors outside of the Plan. The options have a term of 10 years and the exercise price was the stock price on the date of grant.

In February 2026, the Company granted 3,000,000,000 stock options to their three directors outside of the Plan. The options have a term of 10 years and the exercise price was the stock price on the date of grant.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Expected term (years)	5-10	10
Expected volatility	374%	374%
Expected dividend yield	-	-
Risk-free interest rate	3.85%	3.85%

NOTE 13: RELATED-PARTY TRANSACTIONS

Advances - FTMG

As of September 30, 2026, the Company has outstanding $39,471 to FTMG for expenses paid by FTMG for the Company.

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

License Fee

On June 29, 2026, the Company entered into an Amended and Restated License Agreement with a related party for $700,000, which was paid in the nine months ended September 30, 2026. This is reflected in the balance sheet. The Amended and Restated License Agreement is to be in perpetuity and this asset will be reviewed annually for impairment and on an interim basis when triggering events are evaluated under ASC 350-30-35-18.

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

On July 14, 2022, we were named as a defendant in a shareholder derivative class action lawsuit filed in the Delaware Chancery Court styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620). This case alleges the same claims as the Pasquinelli litigation described above and also seeks unspecified monetary damages. This case is stayed during the pendency of the shareholder lawsuit described above that has been dismissed. On September 22, 2026, the law firms representing the plaintiffs in this derivative action filed a motion to withdraw as counsel. On October 8, 2026, the Delaware Chancery Court granted the law firms’ motion to withdraw, ordered that plaintiff James Angrisano be dismissed as a plaintiff in this action, and that if plaintiff Mike Armstrong does not retain counsel within 60 days, and if no other stockholder seeks to pursue this action, this action will be dismissed without prejudice. It is the expectation that this case will be dismissed.

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

Wasatch Springs repaid $20,000 of the note receivable in the three months ended September 30, 2026. There was $3,991 of interest income recorded on this note through September 30, 2026.

The funds were advanced to Wasatch Springs to support the Zermatt Resort operations during the acquisition process. Alpenhaus completed the resort acquisition on September 9, 2026. The closing has not affected the note’s repayment terms, expected source of repayment or collateral, and the Company expects to receive cash payments on the note receivable by the due date.

NOTE 16: SUBSEQUENT EVENTS

On October 19, 2026, the Company entered into a Common Stock Purchase Agreement with an investor for the sale of 200,000,000 shares of common stock for $20,000. These common shares have not yet been issued.

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

Strategic Focus on Blockchain-Enabled Real Estate

The Company is actively evaluating a pipeline of residential, commercial, and hospitality real estate opportunities for potential fractional or full contribution to its balance sheet, alongside select tokenization opportunities to be offered through the TAP Invest platform.

Property evaluations are being conducted with a disciplined focus on asset quality, cash-flow durability, jurisdictional suitability, and long-term value creation. The Company will monitor U.S. regulatory developments and assess each opportunity under applicable law; tokenization alone does not assure yield, liquidity, or ownership rights.

A Public Company Model for the Next Era of U.S. Real Estate

In support of its strategy, TAP Real Estate entered into a licensing agreement with TAP, Inc., a private technology company headquartered in Salt Lake City, Utah. The agreement grants TAP Real Estate the right to utilize certain proprietary TAP Platform technologies and intellectual property for real estate-related applications.

The licensed platform includes TAP Registry, TAP Invest, TAP Pay, TAP Wallet, MyHomeCloud™, MyPropertyCloud™, and related APIs, dashboards, workflows, data structures, and authorized integrations. These components are intended to support property and ownership records, investor onboarding and administration, property workflows, transaction administration, and reporting.

The Company’s business model is designed to combine the access, transparency, and reporting framework of a publicly held real estate company with licensed technology infrastructure developed to support digital asset management, real estate transactions, investor participation, and blockchain-enabled ownership structures. The Company intends to pursue both selective ownership and management of real estate assets and fee-based technology and administration services for third-party property owners and operators.

Under this model, TAP Real Estate intends to acquire, hold, operate, and manage select real estate assets while utilizing the licensed TAP technology infrastructure to support property administration, digital recordkeeping, investor onboarding, tokenization, compliant issuance, distributions, and lifecycle management.

For each potential transaction, the Company expects to define the issuer, investor rights, authoritative ownership records, offering path, transfer controls, and ongoing servicing before any token issuance. A digital record does not by itself establish title to real property or determine the rights of an investor. As of October 2026, SEC staff’s January statement on tokenized securities is nonbinding, and the Commission’s September order provides temporary, conditional relief for certain venues trading tokenized NMS stocks; neither establishes a general framework for hotel interests. Any real estate tokenization or securities offering will require transaction-specific legal analysis and compliance with applicable requirements.

In July 2026, the Company launched TAPRealEstate.com and MyHomeCloud™ as foundational components of this strategy. TAPRealEstate.com serves as the public-facing platform for the Company’s real estate technology ecosystem, while MyHomeCloud™ provides homeowners with a digital platform for organizing and managing important property information. The Company believes these products expand its addressable market beyond real estate investment and tokenization by establishing direct technology offerings for homeowners, property operators, and other participants in the residential real estate ecosystem.

On September 9, 2026, TAP Real Estate Technologies, Inc. entered into a one-year Technology Services Agreement with Alpenhaus Resort, LLC, owner of Zermatt Resort in Midway, Utah. Under the agreement, TAP Real Estate will provide the TAP Platform and related technology and administration services for the Resort. The Platform includes TAP Registry, TAP Invest, TAP Pay, TAP Wallet, MyHomeCloud™, MyPropertyCloud™, and related APIs, dashboards, workflows, data structures, and authorized integrations. TAP Real Estate’s role is limited to technology and administration; Alpenhaus retains authority over the Resort and its operations. Any tokenization project, securities offering, token issuance, or related capital transaction would require a separate definitive agreement and, where required, appropriately licensed providers.

The agreement provides for a one-time platform access and implementation fee of $60,000, which has already been received by the Company, and a recurring technology services fee of $6,000 per month during the initial one-year term.

TAP Technology Platform: A Patented Rail System for Real Estate Transactions

The TAP Platform products that have been licensed by TAP Real Estate, specifically for tokenized real estate listings, includes:

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

Results of Continuing Operations for the Nine Months Ended September 30, 2026 and 2025

The following table sets forth the summary operations for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025

Revenues	$60,982	$-
Cost of Revenues	$733	$-
Gross Profit	$60,249	$-
Development Costs	$100,270	$-
Professional Fees	$389,593	$980,946
Settlement	$-	$2,086,171
General and Administrative Expenses	$2,797,549	$3,188,690
Interest Expense, net of Interest Income	$(98,587)	$(1,295,455)
Amortization of Debt Discounts	$(963,373)	$(489,641)
Loss on investee	$-	$(846,140)
Change in fair value of derivative liabilities	$596,390	$192,236
Derivative expense	$(788,504)	$(638,397)
Loss on investment in TAP HoldCo	$-	$(13,303,179)
Loss on extinguishment of debt	$-	$(31,298)
Loss on exchange of investment	$(619,528)	$-
Loss on conversion of convertible notes payable	$(720,726)	$(1,258,172)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(5,821,491)	$(23,925,853)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the nine months ended September 30, 2025 were reflected in discontinued operations. The Company was focused on rebranding to TAP Real Estate. The Company had no revenues until July 2026, when we commenced generating nominal revenue from MyHomeCloudTM and entered into a Technology Services agreement where we generated $60,000 in revenue related to the implementation fee that was recognized upon completion of those services on September 9, 2026. The only cost of revenues were fees associated with the MyHomeCloudTM.

Operating Expenses (including Settlement)

Operating expenses for the nine months ended September 30, 2026 were $3,287,412 as compared to $6,255,807 for the nine months ended September 30, 2025, a decrease of $2,968,395. Operating expenses consists of development costs, professional fees, settlement expenses and general and administrative expenses as fully described below. We expect our professional fees to increase in our next 12 months as we look to scale our TAP Real Estate Technologies business. The variance related mostly to the settlement with BRU and Thiago Moura in the amount of $2,086,171 and changes in our stock-based compensation.

Development Costs

Development costs consist of contracted individuals specifically focused on customizing our MyHomeCloudTM platform, including the development activities related to this. None of these costs met the criteria for capitalization under ASC 350-40 or ASC 985-20. We incurred $100,270 and $0 for the nine months ended September 30, 2026 and 2025, respectively. We expect that these costs will increase during the later part of 2026 into 2027.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the nine months ended September 30, 2026 were $389,593 compared to $980,946 for the nine months ended September 30, 2025. The decrease in professional fees is related to the decrease in professional fees incurred in regulatory filings including OTC compliance and reporting as well as reductions of consultant costs in 2026 versus 2025. We expect that these costs will increase during the later part of 2026 into 2027.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2026 were $2,797,549 compared with $3,188,690 for the nine months ended September 30, 2025. The decrease in general and administrative expenses was $391,141. Much of the decrease in general and administrative expenses relates to decreases in stock-based compensation, in addition to reductions in payroll and payroll-related expenses due to less personnel employed, and decreases in travel costs, computer software, meals and entertainment, bank charges due to reductions in operations as we transitioned into TAP Real Estate.

Other Income (Expense)

In the nine months ended September 30, 2026 we incurred $2,594,328 in other expenses, compared to $17,670,046 in other expenses in the nine months ended September 30, 2025, a decrease of $15,075,718 in other expenses. The other expenses relate to amortization of discounts, interest expense, net of interest income and losses on the conversion of convertible notes, loss on investment in TAP HoldCo of $13,303,179 which accounts for a majority of the other expense in 2025, loss on extinguishment of debt, loss on exchange of investment, changes in fair value of derivative liabilities, derivative expense, and a loss on investee.

Net Loss from Continuing Operations

Net loss from continuing operations for the nine months ended September 30, 2026 was ($5,821,491) as compared to a net loss of ($23,925,853) for the nine months ended September 30, 2025. The $18,104,362 decrease in the net loss was due to the changes noted herein.

Results of Continuing Operations for the Three Months Ended September 30, 2026 and 2025

The following table sets forth the summary operations for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30, 2026	September 30, 2025

Revenues	$60,982	$-
Cost of Revenues	$733	$-
Gross Profit	$60,249	$-
Development Costs	$100,270	$-
Professional Fees	$82,072	$129,544
Settlement	$-	$1,636,171
General and Administrative Expenses	$310,073	$1,218,222
Interest Expense, net of Interest Income	$(27,230)	$(5,708)
Amortization of Debt Discounts	$(333,500)	$(187,336)
Loss on investee	$-	$(229,338)
Change in fair value of derivative liabilities	$104,704	$136,818
Loss on investment in TAP HoldCo	$-	$(13,303,179)
Loss on exchange of investment	$(619,528)	$-
Loss on conversion of convertible notes payable	$(1,505)	$(504,316)
Provision for Income Taxes	$-	$-
Net Loss from Continuing Operations	$(1,309,225)	$(17,076,996)

Revenues and Cost of Revenues and Gross Profit

Revenues, cost of revenues and gross profit for the three months ended September 30, 2025 were reflected in discontinued operations. The Company was focused on rebranding to TAP Real Estate. The Company had no revenues until July 2026, when we commenced generating nominal revenue from MyHomeCloudTM and entered into a Technology Services agreement where we generated $60,000 in revenue related to the implementation fee that was recognized upon completion of those services on September 9, 2026. The only cost of revenues were fees associated with the MyHomeCloudTM.

Operating Expenses (including Settlement)

Operating expenses for the three months ended September 30, 2026 were $492,415 as compared to $2,983,937 for the three months ended September 30, 2025, a decrease of $2,491,522. Operating expenses consists of development costs, professional fees, settlement expenses and general and administrative expenses as fully described below. We expect our professional fees to increase in our next 12 months as we look to scale our TAP Real Estate Technologies business. The variance related mostly to the settlement with BRU in the amount of $1,636,171 and changes in our stock-based compensation.

Development Costs

Development costs consist of contracted individuals specifically focused on customizing our MyHomeCloudTM platform, including the development activities related to this. None of these costs met the criteria for capitalization under ASC 350-40 or ASC 985-20. We incurred $100,270 and $0 for the three months ended September 30, 2026 and 2025, respectively. We expect that these costs will increase during the later part of 2026 into 2027.

Professional Fees

Professional fees which consist of contracted individuals and companies, legal, audit and accounting costs for the three months ended September 30, 2026 were $82,072 compared to $129,544 for the three months ended September 30, 2025. The decrease in professional fees is related to the decrease in professional fees incurred in regulatory filings including OTC compliance and reporting as well as decreases in consultant costs in 2026 versus 2025. We expect that these costs will increase during the later part of 2026 into 2027.

General and Administrative

General and administrative expenses for the three months ended September 30, 2026 were $310,073 compared with $1,218,222 for the three months ended September 30, 2025. The decrease in general and administrative expenses was $908,149. Much of the decrease in general and administrative expenses relates to decreases in stock-based compensation, and decreases in travel costs, computer software, meals and entertainment, bank charges due to reductions in operations as we transitioned into TAP Real Estate.

Other Income (Expense)

In the three months ended September 30, 2026 we incurred $877,059 in other expenses, compared to $14,093,059 in other expenses in the three months ended September 30, 2025, a decrease of $13,216,000 in other expenses. The other expenses relate to amortization of discounts, interest expense, net of interest income and losses on the conversion of convertible notes, loss on investment in TAP HoldCo of $13,303,179 which accounts for a majority of the other expense in 2025, changes in fair value of derivative liabilities, loss on exchange of investment, and a loss on investee.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended September 30, 2026 was ($1,309,225) as compared to a net loss of ($17,076,996) for the three months ended September 30, 2025. The $15,767,771 decrease in the net loss was due to the changes noted herein.

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

As of September 30, 2026, we had $61,056 in cash. During the last two years we built our platform and grew our operations by acquiring companies to support what we consolidated into HUMBL.com, prior to the sale to TAP. The acquisitions of Tickeri and Monster, which have since been disposed of, increased our debt and our common shares issued as we spent very little cash in these acquisitions.

We had a working capital deficit of $4,071,757 and $2,870,414 as of September 30, 2026 and December 31, 2025, respectively. The majority of our current liabilities are in the form of notes payable, and accounts payable and accrued expenses. It is expected that a portion of these liabilities will require cash to settle them. The increase in working capital deficit is the direct result of proceeds received from convertible notes payable, changes in derivative liability, accrued interest and accrued expenses, and loss on exchange of the investment in FTMG in the nine months ended September 30, 2026. A significant portion of the investment in TAP Holdco received in February 2025 was exchanged for Series C Preferred shares in August 2025. As a result of the operating losses and working capital deficit, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $720,010 and $1,547,315 for the nine months ended September 30, 2026 and 2025, respectively. The $827,305 decrease in net cash used in operating activities was primarily a result of the change in the net loss and the non-cash charges impacting our net loss from 2025 to 2026, such as the gain on sale of HUMBL.com, losses on the conversion of convertible notes, extinguishment of debt and stock-based compensation.

We had no activities from investing activities in the nine months ended September 30, 2026 and 2025 other than the balance of the proceeds received from TAP for the sale of HUMBL.com and related assets in the amount of $2,000,000 in 2025, and the deposit paid on an option for $250,000 which was later exchanged for the investment in Alpenhaus, $125,000 in cash paid under a note receivable, in which $20,000 was repaid and $700,000 in cash paid for license fees in 2026.

Cash provided by financing activities was $1,710,000 for the nine months ended September 30, 2026 and cash used in financing activities was $467,711 for the nine months ended September 30, 2025, respectively. In 2026, the Company raised $855,000 from the proceeds from convertible notes payable, and $855,000 from proceeds for the sale of common stock for which the shares have not been issued as of September 30, 2026. In 2025, we raised $675,000 from proceeds of convertible notes payable and $12,000 from related party notes payable and repaid $750,000 in notes payable and $404,711 in related party notes payable.

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

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we had no off-balance sheet arrangements.

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

Fair Value of Financial Instruments

ASC 825 Financial Instruments requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments: The carrying amount of cash, notes receivable, accounts payable and accrued liabilities, and amounts payable to related parties, approximate fair value because of the short-term maturity of those instruments. The Company’s investments in FTMG and Alpenhaus Resort, LLC are measured at cost, less impairment, adjusted for observable price changes in orderly transactions involving identical or similar investments of the same issuer.

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

Level 3 inputs are unobservable inputs for the asset or liability and are used when observable market data is not available. The Company’s Level 3 derivative liabilities are valued under ASC 820 using the Black-Scholes model with significant unobservable inputs.

The fair value of Level 3 derivative liabilities is estimated using valuation techniques that incorporate significant unobservable inputs and reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company applies a combination of valuation approaches, including the market approach, income approach, and, when applicable, the cost approach, depending on the nature of the financial instrument and the availability of relevant information.

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

The determination of fair value for Level 3 derivative liabilities requires significant management judgment. The Company calibrates its valuation techniques to transaction prices, when available, and periodically evaluates and updates key assumptions to reflect current market conditions and specific investment performance. Changes in valuation techniques or significant increases or decreases in unobservable inputs may result in materially different fair value measurements.

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

Given the inherent uncertainty associated with the use of unobservable inputs, the estimated fair values of Level 3 derivative liabilities may differ materially from the values that would have been used had an active market existed for such derivative liabilities.

Non-Equity Method Equity Securities

The Company holds investments in equity securities that are accounted for in accordance with ASC 321. These investments consist of equity interests in privately held entities over which the Company does not have a controlling financial interest or significant influence.

Equity securities with readily determinable fair values are measured at fair value at each reporting date, with unrealized gains and losses recognized in earnings.

For equity securities without readily determinable fair values, the Company has elected the measurement alternative in accordance with ASC 321-10-35. Under this alternative, investments are carried at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, less impairment, if any. Currently, all of the Company’s investments are treated under the measurement alternative.

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

The Company ceased applying the equity method to its investment through TAP HoldCo upon losing significant influence and Management concluded consolidation was not required under the variable interest entity or voting interest models in ASC 810-10. As a result, the Company no longer will include the share of gains and losses of the investee and now will reflect the investment as a non-equity method equity security as discussed above.

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

Revenue Recognition

Prior to December 2, 2024, the Company accounted for revenues based on the verticals in which they were earned: HUMBL Mobile Wallet, HUMBL Marketplace, HUMBL Blockchain Services, HUMBL Search Engine, HUMBL Tickets, as well as all merchandise sales and service revenues. As a result of the sale of the HUMBL assets, all such revenues were reclassified to discontinued operations.

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue from Contracts with Customers,” by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes coupons and discounts. The Company constrains revenue by considering factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on evidence of collectability between the Company and its customers.

Revenue from the Technology Services Agreement referenced above is either recognized at a point in time or over time, depending on the service rendered.

The Company applies the ASC 606 five-step model:

1.	Identify the contract with a customer: Established when an order is placed and payment terms are set.
2.	Identify performance obligations: Usually a single obligation—delivery of service, or over time based on the contractual period.
3.	Determine the transaction price: Based on expected consideration.
4.	Allocate the transaction price: For multiple obligations, allocation is based on relative standalone selling prices.
5.	Recognize revenue: Product sales are recognized at a point in time; or recognized over time based on the service rendered.

Contracts generally do not include variable consideration; if present, it is estimated and included only if a significant reversal is not probable. Revenue is recognized only when collectability is probable. Contract modifications are accounted for as separate contracts or as part of the existing contract, depending on their nature.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 14, 2022, we were named as a defendant in a shareholder derivative class action lawsuit filed in the Delaware Chancery Court styled Mike Armstrong, derivatively on behalf of HUMBL, Inc. v. Brian Foote, Jeffrey Hinshaw, George Sharp, Michele Rivera, and William B. Hoagland (Case No. 2022-0620). This case alleges the same claims as the Pasquinelli litigation described above and also seeks unspecified monetary damages. This case is stayed during the pendency of the shareholder lawsuit described above that has been dismissed. On September 22, 2026, the law firms representing the plaintiffs in this derivative action filed a motion to withdraw as counsel. On October 8, 2026, the Delaware Chancery Court granted the law firms’ motion to withdraw, ordered that plaintiff James Angrisano be dismissed as a plaintiff in this action, and that if plaintiff Mike Armstrong does not retain counsel within 60 days, and if no other stockholder seeks to pursue this action, this action will be dismissed without prejudice. It is the expectation that this case will be dismissed.

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

TAP Real Estate Technologies, Inc.

Date: November 12, 2026	By:	/s/ GREGORY L. HOPKINS
Gregory L. Hopkins
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ JEFFREY HINSHAW
Jeffrey Hinshaw
Chief Financial Officer
(Principal Financial and Accounting Officer)

